Form 10-Q
period 1996-03-31
QUICKRESPONSE SERVICES INC
filed 1996-05-15
CIK 906551

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                  FORM 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1996

                                     OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to
           ---                                 ---------    --------

                        Commission file number 0-21958


                         QUICKRESPONSE SERVICES, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        CALIFORNIA                                       68-0102251
- - -------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


  1400 MARINA WAY SOUTH, RICHMOND, CA                         94804
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)


 (510) 215-5000
- - -------------------------------------------------------------------------------
(Registrant's phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X  YES         NO
                                     ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock            Outstanding at March 31, 1996
- - -----------------------            -----------------------------
Common Stock, no par value         8,321,030 shares

This document contains 14 pages.

The Exhibit listing appears on Page 11.

                          QUICKRESPONSE SERVICES, INC.
                                   FORM 10-Q
                                     INDEX

                                                                                            PAGE NUMBER
                                                                                            -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets as of March 31, 1996 and December 31, 1995                      3

         Condensed Statements of Earnings for the Three Months Ended March 31, 1996
         and 1995                                                                                 4

         Condensed Statement of Shareholders' Equity for the Three Months
         Ended March 31, 1996                                                                     5

         Condensed Statements of Cash Flows for the Three Months Ended March 31, 1996
         and 1995                                                                                 6

         Notes to Condensed Financial Statements                                                  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                               9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       11

Item 2.  Changes in Securities                                                                   11

Item 3.  Defaults upon Senior Securities                                                         11

Item 4.  Submission of Matters to a Vote of Security Holders                                     11

Item 5.  Other Information                                                                       11

Item 6.  Exhibits and Reports on Form 8-K                                                        11

         A.  Exhibits                                                                            11

         B.  Reports on Form 8-K                                                                 12

SIGNATURES                                                                                       13


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          QUICKRESPONSE SERVICES, INC.
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                      ASSETS
                      ------
                                                                                                      MARCH 31,        DECEMBER 31,
                                                                                                        1996               1995
                                                                                                      ---------        ------------
Current assets:
   Cash and cash equivalents                                                                          $17,410             $6,460
   Marketable securities, available for sale                                                            8,597             17,976
   Accounts receivable - net of allowance for doubtful accounts of $491 in 1996 and $460 in 1995        7,703              8,032
   Prepaid expenses and other                                                                             474                812
                                                                                                      ---------        ------------
      Total current assets                                                                             34,184             33,280
                                                                                                      ---------        ------------

Property and equipment:
   Furniture and fixtures                                                                               1,073              1,052
   Equipment                                                                                            3,275              3,005
   Leasehold improvements                                                                               1,257              1,249
                                                                                                      ---------        ------------
                                                                                                        5,605              5,306
   Less accumulated depreciation                                                                        2,157              1,946
                                                                                                      ---------        ------------
      Total                                                                                             3,448              3,360

Deferred income tax assets                                                                              8,709              9,502
Other assets                                                                                              452                450
                                                                                                      ---------        ------------
Total assets                                                                                          $46,793             $46,592
                                                                                                      ---------        ------------
                                                                                                      ---------        ------------



        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current liabilities:

   Accounts payable                                                                                    $3,360              $3,582
   Other accrued liabilities                                                                            2,495               3,437
   Current portion of sublease loss reserves                                                              873                 873
                                                                                                      ---------        ------------
      Total current liabilities                                                                         6,728               7,892
                                                                                                      ---------        ------------
Deferred rent                                                                                           1,087               1,141
Sublease loss reserve                                                                                   1,986               2,129
                                                                                                      ---------        ------------
      Total liabilities                                                                                 9,808              11,162
                                                                                                      ---------        ------------




Shareholders' equity :
   Preferred stock - $.01 par value; 10,000,000 shares authorized; none issued and outstanding              -                   -
   Common stock - no par value;  20,000,000 shares authorized; 8,321,030 shares outstanding in
      1996 and 8,305,824 shares in 1995                                                                60,098              59,907
   Accumulated deficit                                                                                (23,106)            (24,477)
                                                                                                      ---------        ------------
      Total shareholders' equity                                                                       36,992              35,430
                                                                                                      ---------        ------------
Total liabilities and shareholders' equity                                                            $46,793             $46,592
                                                                                                      ---------        ------------
                                                                                                      ---------        ------------


                   See notes to condensed financial statements.

                          QUICKRESPONSE SERVICES, INC.
                        CONDENSED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                      MARCH 31,   MARCH 31,
                                                        1996        1995
                                                      ---------   ---------
Revenues                                               $12,717     $9,519
Cost of sales                                            7,776      5,844
                                                      ---------   ---------
Gross profit                                             4,941      3,675

Operating expenses:
   Sales and marketing                                   1,538      1,187
   Product development                                     673        356
   General and administrative                              801        763
                                                      ---------   ---------
      Total operating expenses                           3,011      2,306
                                                      ---------   ---------
Operating earnings                                       1,930      1,369

Other income:
   Interest and dividend income                            357        318
                                                      ---------   ---------
      Total other income                                   357        318
                                                      ---------   ---------
Earnings before income taxes                             2,287      1,687

Income taxes                                               916        675
                                                      ---------   ---------
Net earnings                                            $1,371     $1,012
                                                      ---------   ---------
                                                      ---------   ---------
Earnings per common and common equivalent share          $0.16      $0.12
                                                      ---------   ---------
                                                      ---------   ---------
Shares used to compute per share amounts                 8,574      8,430
                                                      ---------   ---------
                                                      ---------   ---------

                 See notes to condensed financial statements.

                          QUICKRESPONSE SERVICES, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                            COMMON STOCK
                                                        ---------------------
                                                                                 ACCUMULATED     SHAREHOLDERS'
                                                         SHARES       AMOUNT       DEFICIT         EQUITY
                                                        ---------     -------    -----------     -------------
Balance, December 31, 1995                              8,305,824     $59,907     $(24,477)        $35,430
Stock option compensation                                       -           8            -               8
Exercise of stock options, including tax benefit           15,206         183            -             183
Net earnings                                                    -                    1,371           1,371
                                                        ---------     -------    -----------     -------------
Balance, March 31, 1996                                 8,321,030     $60,098    $(23,106)         $36,922
                                                        ---------     -------    -----------     -------------
                                                        ---------     -------    -----------     -------------



See notes to condensed financial statements.

                          QUICKRESPONSE SERVICES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                --------------------------
                                                                                   1996             1995
                                                                                ---------        ---------
Operating activities:
   Net earnings                                                                   $1,371           $1,012
   Adjustment to reconcile net earnings to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                                  281              127
         Deferred rent                                                               (54)               -
         Stock option compensation                                                     8                8
         Purchase of trading securities (net)                                          -           (8,401)
   Changes in:
         Accounts receivable                                                         329             (118)
         Prepaid expenses and other                                                  338             (166)
         Deferred income tax assets                                                  905              618
         Other assets                                                                  -             (226)
         Accounts payable                                                           (222)             848
         Sublease loss reserve (net)                                                (143)            (126)
         Other accrued liabilities                                                  (942)             136
                                                                                ---------        ---------
            Net cash provided by (used in) operating activities                    1,871           (6,288)
                                                                                ---------        ---------
Investing activities:
   Sale of marketable securities - available for sale (net)                        9,379                -
   Purchase of property and equipment                                               (299)            (319)
   Capitalization of product development costs                                       (72)             (41)
                                                                                ---------        ---------
      Net cash provided by (used in) investing activities                          9,008             (360)
                                                                                ---------        ---------
Financing activities:
   Exercise of stock options                                                          71               97
   Exercise of stock warrant                                                           -               38
                                                                                ---------        ---------
      Net cash provided by financing activities                                       71              135
                                                                                ---------        ---------
Net increase (decrease) in cash                                                   10,950           (6,513)
Cash and cash equivalents at beginning of period                                   6,460            8,629
                                                                                ---------        ---------
Cash and cash equivalents at end of period                                       $17,410           $2,116
                                                                                ---------        ---------
                                                                                ---------        ---------
Other cash flow information:
   Taxes paid during the period                                                      $13              $65
                                                                                ---------        ---------
                                                                                ---------        ---------
Noncash financing activities:
   Tax benefit from non-qualified stock options exercised                           $112             $382
                                                                                ---------        ---------
                                                                                ---------        ---------


                  See notes to condensed financial statements.

                          QUICKRESPONSE SERVICES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.    GENERAL

QuickResponse Services, Inc. (the "Company") provides a centralized product information database (the QRS Catalog) and electronic data interchange services (EDI services) to retailers and merchandise suppliers or vendors, to automate and improve their merchandise management.

The balance sheet as of March 31, 1996, the statements of earnings for the three months ended March 31, 1996 and 1995, the statement of shareholders' equity for the three months ended March 31,1996 and the statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made. The balance sheet as of December 31, 1995 is derived from the Company's audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual amounts may differ from such estimates.

The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results anticipated for the full year.

2.   STOCK OPTIONS

During the first three months of 1996, options to purchase 15,750 shares of common stock were exercised. At March 31, 1996, 645,786 shares are subject to outstanding options, of which 102,089 options are exercisable. Options to purchase approximately 258,996 shares of common stock are available for future grants under the plans. During the three months ended March 31, 1996, compensation expense recognized pursuant to the granting of stock options totaled $8,000 as a result of amendments to certain options.

PART 1.     FINANCIAL INFORMATION
ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

GENERAL

QRS provides a centralized product information database (The QRS Catalog), electronic data interchange services (EDI Services), transportation and logistics services (Easy EDI and LMS) and Collaborative Replenishment Services (CRS) to retailers and merchandise suppliers or vendors to automate and improve their merchandise management. The Company derives revenues from four principal and related sources: the transmission of standard business documents over a network, monthly charges for accessing The QRS Catalog, CRS related fees based on the number of U.P.C.'s managed per store and logistics management services and consulting fees. EDI Services pricing is based primarily on the volume of characters transmitted and the type of network access utilized. EDI services pricing also incorporates discounts based on volume.

RESULTS OF OPERATIONS

The Company's revenues increased by 34% to $12.7 million for the first quarter of 1996, from $9.5 million for the first quarter of 1995. These increases were primarily attributable to three factors. First, the number of customers increased from 139 retailers and 3,899 vendors as of March 31, 1995 to 186 retailers and 4,803 vendors and carriers as of March 31, 1996.
Second, the number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. Third, customers increased the number, type and size of transactions transmitted over the network, as well as the utilization of The QRS Catalog.

Cost of sales consists primarily of the cost of purchasing network services and the cost of the Company's data center and technical customer support services. Cost of sales increased by 33% to $7.8 million for the first quarter of 1996, from $5.8 million for the first quarter of 1995. The increase was principally due to increases in purchased network services reflecting growth in EDI services and an expanded customer support group and data center operations reflecting growth in the Company's value-added applications. The Company's data center costs are relatively fixed. The gross profit margin for the first quarter of 1996 was 39%, compared to 39% for the first quarter of 1995. There were no significant changes in prices charged to customers for catalog or EDI services.

Sales and marketing expenses consist primarily of personnel and personnel-related costs in the Company's sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased 30% to $1.5 million for the first quarter of 1996, from $1.2 million for the first quarter of 1995. The increase results from increased introduction expenditures related to the Company's new product releases in the first quarter of 1996 as well as increased personnel costs to support the Company's growth in revenues and customers.

Product development expenses consist primarily of personnel and equipment costs related to new product development and upgrade of existing service offerings. Product development costs increased 89% to $673,000 for the first quarter of 1996, from $356,000 for the first quarter of 1995. The increase primarily resulted from additional employees and consultants working on product development projects.

General and administrative expenses consist primarily of the personnel and related costs of the Company's finance and administrative organizations, as well as professional fees and other costs, such as directors and officers' liability insurance. General and administrative expenses increased 5% to $801,000 for the first quarter of 1996, compared to $763,000 for the first quarter of 1995. The increase was primarily due to increased payroll and professional fees.

Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income increased to $357,000 for the first quarter of 1996, compared to $318,000 for the first quarter of 1995 as a result of higher invested balances partially offset by a lower yield on investments.

Income tax was $916,000 for the first quarter of 1996, compared to $675,000 for the first quarter of 1995. The 1996 and 1995 income tax rates of 40% approximate the combined effective federal and state income tax rates.

As a result of the foregoing, net earnings increased by 35% to $1.4 million for the first quarter of 1996, compared to $1.0 million for the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital improved from $25.4 million at December 31, 1995 to $27.5 million at March 31, 1996. Cash, cash equivalents and marketable securities available for sale increased from $24.4 million at December 31, 1995 to $26.0 million at March 31, 1996. Total assets increased from $46.6 million at December 31, 1995 to $46.8 million at March 31, 1996, while total liabilities decreased from $11.2 million to $9.8 million.

The increase in cash and cash equivalents from December 31, 1995 to March 31, 1996 results primarily from a decrease in the Company's marketable securities. A larger portion of the Company's cash not required for operating activities was invested during the quarter in securities with maturities less than 90 days which are reported as cash and cash equivalents.

Management believes that the cash on hand at March 31, 1996, and cash anticipated to be generated from future operations will be sufficient for the Company to meet its working capital needs and capital expenditures in the foreseeable future. The Company does not intend to pay cash dividends with respect to common stock in the foreseeable future.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION

11.1  Computation of Earnings Per Share - Primary

11.2  Computation of Earnings Per Share - Fully Diluted

     B.    REPORTS ON FORM 8-K

           No reports on Form 8-K were filed by the Company this quarter.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                                       QUICKRESPONSE SERVICES, INC.
                                       ----------------------------
                                               (Registrant)


                                     \s\ Tania Amochaev
                                     ----------------------------------------
May 15, 1996                         Tania Amochaev
                                     President and Chief Executive Officer



                                     \s\ Shawn M. O'Connor
                                     ----------------------------------------
May 15, 1996                         Shawn M. O'Connor
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)