Form 10-Q
period 1996-06-30
QUICKRESPONSE SERVICES INC
filed 1996-08-07
CIK 906551

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10-Q

(Mark One)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended JUNE 30, 1996

                                     OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
            ----                               ------    -------

                       Commission file number 0-21958

                        QUICKRESPONSE SERVICES, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                   68-0102251
- --------------------------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

1400 MARINA WAY SOUTH, RICHMOND, CA                                 94804
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)

(510) 215-5000
- --------------------------------------------------------------------------------
(Registrant's phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      X  YES         NO
                                                  ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock                Outstanding at June 30, 1996
- ---------------------------            -----------------------------
Common Stock, no par value             8,347,080 shares

This document contains 14 pages.

The Exhibit listing appears on Page 10.

                        QUICKRESPONSE SERVICES, INC.
                                 FORM 10-Q
                                   INDEX

                                                                                                   PAGE NUMBER
                                                                                                   ------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets as of June 30, 1996 and December 31, 1995                             3

         Condensed Statements of Earnings for the Three and Six Months Ended June 30, 1996
         and 1995                                                                                       4

         Condensed Statement of Shareholders' Equity for the Six Months Ended June 30, 1996             5

         Condensed Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995             6

         Notes to Condensed Financial Statements                                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                              10

Item 2.  Changes in Securities                                                                          10

Item 3.  Defaults upon Senior Securities                                                                10

Item 4.  Submission of Matters to a Vote of Security Holders                                            10

Item 5.  Other Information                                                                              10

Item 6.  Exhibits and Reports on Form 8-K                                                               10

         A.  Exhibits                                                                                   10

         B.  Reports on Form 8-K                                                                        11


SIGNATURES                                                                                              12


PART I .FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                            QUICKRESPONSE SERVICES, INC.
                              CONDENSED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)
                                      (UNAUDITED)

                                   ASSETS
                                  --------
                                                                                                JUNE 30,       DECEMBER 31,
                                                                                                  1996            1995
                                                                                                ---------      ------------
Current assets:
  Cash and cash equivalents                                                                     $17,672           $6,460
  Marketable securities, available for sale                                                      10,069           17,976
  Accounts receivable - net of allowance for doubtful accounts of $522 in 1996 and $460 in 1995   8,232            8,032
  Prepaid expenses and other                                                                        586              812
                                                                                                ---------      ------------
    Total current assets                                                                         36,559           33,280
                                                                                                ---------      ------------
Property and equipment:
  Furniture and fixtures                                                                          1,107            1,052
  Equipment                                                                                       3,549            3,005
  Leasehold improvements                                                                          1,276            1,249
                                                                                                ---------      ------------
                                                                                                  5,932            5,306
  Less accumulated depreciation                                                                   2,377            1,946
                                                                                                ---------      ------------
    Total                                                                                         3,555            3,360

Deferred income tax assets                                                                        7,943            9,502
Other assets                                                                                        514              450
                                                                                                ---------      ------------
Total assets                                                                                    $48,571          $46,592
                                                                                                ---------      ------------
                                                                                                ---------      ------------
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
  Accounts payable                                                                               $2,939           $3,582
  Other accrued liabilities                                                                       2,951            3,437
  Current portion of sublease loss reserves                                                         873              873
                                                                                                ---------      ------------
    Total current liabilities                                                                     6,763            7,892
                                                                                                ---------      ------------
Deferred rent                                                                                     1,032            1,141
Sublease loss reserve                                                                             1,850            2,129
                                                                                                ---------      ------------
Total liabilities                                                                                 9,645           11,162
                                                                                                ---------      ------------
Shareholders' equity:
  Preferred stock - $.01 par value; 10,000,000 shares authorized; none issued and outstanding         -                -
  Common stock - no par value;  20,000,000 shares authorized; 8,347,080 shares outstanding in
      1996 and 8,305,824 shares in 1995                                                          60,521           59,907
  Accumulated deficit                                                                           (21,595)         (24,477)
                                                                                                ---------      ------------
    Total shareholders' equity                                                                   38,926           35,430
                                                                                                ---------      ------------
Total liabilities and shareholders' equity                                                      $48,571          $46,592
                                                                                                ---------      ------------
                                                                                                ---------      ------------

See notes to condensed financial statements.

                            QUICKRESPONSE SERVICES, INC.
                          CONDENSED STATEMENTS OF EARNINGS
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                  JUNE 30,                       JUNE 30,
                                                                           ---------------------          ---------------------
                                                                             1996         1995              1996         1995
                                                                           --------     --------          --------     --------
Revenues                                                                   $13,607      $9,914            $26,324      $19,433
Cost of sales                                                                8,288       6,031             16,064       11,875
                                                                           --------     --------          --------     --------
Gross profit                                                                 5,319       3,883             10,260        7,558

Operating expenses:
   Sales and marketing                                                       1,635       1,166              3,172        2,354
   Product development                                                         658         453              1,331          809
   General and administrative                                                  866         730              1,667        1,493
                                                                           --------     --------          --------     --------
      Total operating expenses                                               3,159       2,349              6,170        4,656
                                                                           --------     --------          --------     --------
Operating earnings                                                           2,160       1,534              4,090        2,902

Interest income                                                                360         371                717          689
                                                                           --------     --------          --------     --------
Earnings before income taxes                                                 2,520       1,905              4,807        3,591

Income taxes                                                                 1,009         787              1,925        1,462
                                                                           --------     --------          --------     --------
Net earnings                                                                $1,511      $1,118             $2,882       $2,129
                                                                           --------     --------          --------     --------
                                                                           --------     --------          --------     --------
Net earnings per common and common equivalent share                          $0.18       $0.13              $0.34        $0.25
                                                                           --------     --------          --------     --------
                                                                           --------     --------          --------     --------
Shares used to compute per share amounts                                     8,624       8,499              8,582        8,465
                                                                           --------     --------          --------     --------
                                                                           --------     --------          --------     --------

See notes to condensed financial statements.

                                QUICKRESPONSE SERVICES, INC.
                        CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                           FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (DOLLARS IN THOUSANDS)
                                         (UNAUDITED)

                                                                   COMMON STOCK
                                                             ---------------------------
                                                                                           ACCUMULATED     SHAREHOLDERS'
                                                              SHARES           AMOUNT        DEFICIT         EQUITY
                                                             ------------     ----------   -------------   --------------
Balance, December 31, 1995                                     8,305,824        $59,907     $(24,477)         $35,430
Stock option compensation                                              -             18            -               18
Exercise of stock options, including tax benefit                  41,256            596            -              596
Net earnings                                                           -              -        2,882            2,882
                                                             ------------     ----------   -----------     --------------
Balance, June 30, 1996                                         8,347,080        $60,521     $(21,595)         $38,926
                                                             ------------     ----------   -----------     --------------
                                                             ------------     ----------   -----------     --------------


See notes to condensed financial statements.

                               QUICKRESPONSE SERVICES, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (DOLLARS IN THOUSANDS)
                                        (UNAUDITED)

                                                                                       FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                      -------------------------
                                                                                        1996            1995
                                                                                      -----------    ----------
Operating activities:
Net earnings                                                                           $2,882         $2,129
Adjustment to reconcile net earnings to net cash provided by (used in)
           operating activities:
     Depreciation and amortization                                                        509            285
     Deferred rent                                                                       (109)            10
     Stock option compensation                                                             18             17
     Purchase of trading securities (net)                                                   -         (8,401)
Changes in:
     Accounts receivable                                                                 (200)          (309)
     Prepaid expenses and other                                                           226            (73)
     Deferred income tax assets                                                         1,886          1,364
     Other assets                                                                          (4)           (12)
     Accounts payable                                                                    (643)         1,435
     Sublease loss reserve (net)                                                         (279)           648
     Other accrued liabilities                                                           (486)           226
                                                                                      -----------    ----------
          Net cash provided by (used in) operating activities                           3,800         (2,681)
                                                                                      -----------    ----------

Investing activities:
     Sale of marketable securities - available for sale (net)                           7,907          1,590
     Purchase of property and equipment                                                  (626)        (1,014)
     Capitalization of product development costs                                         (138)           (91)
                                                                                      -----------    ----------
          Net cash provided by (used in) investing activities                           7,143            485
                                                                                      -----------    ----------
Financing activities:
     Exercise of stock options                                                            264            239
     Exercise of stock warrant                                                              5             38
                                                                                      -----------    ----------
          Net cash provided by financing activities                                       269            277
                                                                                      -----------    ----------
Net increase (decrease) in cash                                                        11,212         (1,919)
Cash and cash equivalents at beginning of period                                        6,460          8,629
                                                                                      -----------    ----------
Cash and cash equivalents at end of period                                            $17,672         $6,710
                                                                                      -----------    ----------
                                                                                      -----------    ----------
Other cash flow information:
     Taxes paid during the period                                                         $37           $147
                                                                                      -----------    ----------
                                                                                      -----------    ----------
Noncash financing activities:
     Tax benefit from non-qualified stock options exercised                              $327           $543
                                                                                      -----------    ----------
                                                                                      -----------    ----------

See notes to condensed financial statements.
                                    6

                         QUICKRESPONSE SERVICES, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.     GENERAL

QuickResponse Services, Inc. (the 'Company') provides a centralized product information database (The QRS Catalog), electronic data interchange services (EDI Services), transportation and logistics services (Easy EDI and LMS) and Collaborative Replenishment Services (CRS) to retailers and merchandise suppliers or vendors to automate and improve their merchandise management.

The balance sheet as of June 30, 1996, the statements of earnings for the three and six months ended June 30, 1996 and 1995, the statement of shareholders' equity for the six months ended June 30,1996 and the statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made. The balance sheet as of December 31, 1995 is derived from the Company's audited financial statements as of that date.

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

The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results anticipated for the full year.


2.     STOCK OPTIONS

During the first six months of 1996, the Company granted options to purchase 35,000 shares of the Company's common stock at prices of $21.875 to $36.5625 determined by the Board of Directors to be 100% of the fair market value at the dates of the grant under the Company's incentive compensation and automatic grant plans. During the first six months of 1996, options to purchase 39,256 shares of common stock and warrants to purchase 2,000 shares of common stock were exercised. At June 30, 1996, 656,236 shares are subject to outstanding options, of which 122,851 options are exercisable. During the first six months of 1996, shareholders approved an additional 500,000 allocation to the stock option pool. Options to purchase approximately 724,496 shares of common stock are available for future grants under the plans. During the six months ended June 30, 1996, compensation expense recognized pursuant to the granting of stock options totaled $18,000 as a result of amendments to certain options.

PART 1.     FINANCIAL INFORMATION
ITEM 2.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE RISK FACTORS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995.

GENERAL

QuickResponse Services, Inc. is the leading provider of merchandise logistics solutions throughout the entire retail demand chain. The Company works with its customers and partners to facilitate and optimize the flow of information, goods and services throughout the retail industry. The Company's products include a centralized product information database (The QRS Catalog), QRSolutions...Collaborative Replenishment Services (CRS), which includes replenishment, sales analysis and forecasting, Electronic Data Interchange and related network services (EDI Services), transportation services including Logistics Management Systems (EasyEDI and LMS) and internet products and services (EConnect). The Company derives revenues from four principal and related sources: the transmission of standard business documents over a network; monthly charges for accessing The QRS Catalog; CRS related fees based on the number of U.P.C.'s managed per store and logistics management services and consulting fees. EDI Services pricing is based primarily on the volume of characters transmitted and the type of network access utilized, and also incorporates discounts based on volume.

RESULTS OF OPERATIONS

The Company's revenues increased by 37% to $13.6 million for the second quarter of 1996, from $9.9 million for the second quarter of 1995. The Company's revenues increased by 35% to $26.3 million during the first six months of 1996 from $19.4 million for the same period of 1995. These increases were primarily attributable to three factors. First, the number of customers increased from 146 retailers and 4,060 vendors as of June 30, 1995 to 196 retailers and 4,606 vendors and carriers as of June 30, 1996. Second, the number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. Third, customers increased the number, type and size of transactions transmitted over the network, as well as the utilization of The QRS Catalog. Revenues associated with new products introduced by the Company in the last twelve months have contributed an immaterial amount of revenues to the Company during the first six months of 1996.

Cost of sales consists primarily of the cost of purchasing network services and the cost of the Company's data center and technical customer support services. Cost of sales increased by 37% to $8.3 million for the second quarter of 1996, from $6.0 million for the second quarter of 1995. Cost of sales increased by 35% to $16.1 million during the first six months of 1996 from $11.9 million for the same period of 1995. The increase was principally due to increases in purchased network services reflecting growth in EDI Services and an expanded customer support group and data center operations reflecting growth in the Company's value-added applications. The gross profit margin was 39% for the second quarters of 1996 and 1995. There were no significant changes in prices charged to customers for catalog or EDI Services.

Sales and marketing expenses consist primarily of personnel and personnel-related costs in the Company's sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased 40% to $1.6 million for the second quarter of 1996, from $1.2 million for the second quarter of 1995. Sales and marketing expenses increased by 35% to $3.2 million for the first six months of 1996, compared to $2.4 million for the same period of 1995. The increase results from increased introduction expenditures related to the Company's new product releases in the second quarter of 1996 as well as increased personnel costs to support the Company's growth in revenues and customers.

Product development expenses consist primarily of personnel and equipment costs related to new product development and upgrade of existing service offerings. Product development costs increased 45% to $658,000 for the second quarter of 1996, from $453,000 for the second quarter of 1995. Product development costs increased by 65% to $1.3 million for the first six months of 1996 compared to $809,000 for the same period in 1995. The increase primarily resulted from additional employees and consultants working on product development projects.

General and administrative expenses consist primarily of the personnel and related costs of the Company's finance and administrative organizations, as well as professional fees and other costs, such as directors and officers' liability insurance. General and administrative expenses increased 19% to $866,000 for the second quarter of 1996, compared to $730,000 for the second quarter of 1995. General and administrative expenses increased by 12% to $1.7 million for the first six months of 1996 compared to $1.5 million for the same
period in 1995.   The increase was primarily due to increased payroll and
professional fees.

Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income decreased to $360,000 for the second quarter of 1996, compared to $371,000 for the second quarter of 1995 as a result of higher invested balances offset by a lower yield on investments. Interest income increased to $717,000 for the first six months of 1996 compared to $689,000 for the same period in 1995.

Income tax was $1.0 million for the second quarter of 1996, compared to $787,000 for the second quarter of 1995. Income taxes were $1.9 million for the first six months of 1996 compared to $1.5 million for the same period in 1995. The 1996 and 1995 income tax rates of 40% approximate the combined effective federal and state income tax rates.

As a result of the foregoing, net earnings increased by 35% to $1.5 million for the second quarter of 1996, compared to $1.1 million for the second quarter of 1995. Net earnings for the first six months of 1996 was $2.9 million compared to $2.1 million for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital improved from $25.4 million at December 31, 1995 to $29.8 million at June 30, 1996. Cash, cash equivalents and marketable securities available for sale increased from $24.4 million at December 31, 1995 to $27.7 million at June 30, 1996. Total assets increased from $46.6 million at December 31, 1995 to $48.6 million at June 30, 1996, while total liabilities decreased from $11.2 million to $9.6 million.

The increase in cash and cash equivalents from December 31, 1995 to June 30, 1996 results primarily from a decrease in the Company's marketable securities. A larger portion of the Company's cash not required for operating activities was invested during the quarter in securities with maturities less than 90 days, which are reported as cash and cash equivalents.

Management believes that the cash resources available at June 30, 1996, and cash anticipated to be generated from future operations will be sufficient for the Company to meet its working capital needs and capital expenditures for the balance of the fiscal year. The Company does not intend to pay cash dividends with respect to common stock in the foreseeable future.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             None

ITEM 2.      CHANGES IN SECURITIES

             None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company's annual meeting of shareholders was held on May 24, 1996. The following actions were taken at this meeting:

                                                                                                                       BROKER
                                                           AFFIRMATIVE          NEGATIVE             VOTES              NON-
                                                              VOTES              VOTES              WITHHELD           VOTES
                                                           ------------        -------------        -----------       -----------
a. Election of Directors:
     Tania Amochaev                                        7,013,906                      -            50,742                   -
     Steven D. Brooks                                      7,013,906                      -            50,742                   -
     John P. Dougall                                       7,013,906                      -            50,742                   -
     Peter R. Johnson                                      7,013,906                      -            50,742                   -
     Lynn Hazlett                                          7,013,906                      -            50,742                   -
     Garth Saloner                                         7,013,906                      -            50,742                   -
     Philip Schein                                         7,013,906                      -            50,742                   -
     Garen K. Staglin                                      7,013,906                      -            50,742                   -

b. Amendment to the 1993 Stock Option/Stock Issuance Plan
                                                           4,501,940              1,531,605             6,400           1,024,703
c. Ratification of Deloitte & Touche LLP as auditors       7,059,942                  2,100             2,606                   -

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

                                  QUICKRESPONSE SERVICES, INC.
                                  -----------------------------
                                          (Registrant)



                                 \s\ Tania Amochaev
                                 -------------------------------------------
August 7, 1996                   Tania Amochaev
                                 President and Chief Executive Officer


                                 \s\ Shawn M. O'Connor
                                 -------------------------------------------
August 7, 1996                   Shawn M. O'Connor
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer)