Form 10-Q
period 1996-09-30
QUICKRESPONSE SERVICES INC
filed 1996-11-14
CIK 906551

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                ----------------------

                                      FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1996
                                                 -------------------

                                          OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition period from         to

                            Commission file number 0-21958

                             QUICKRESPONSE SERVICES, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         CALIFORNIA                                     68-0102251
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1400 MARINA WAY SOUTH, RICHMOND, CA                                  94804
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

(510) 215-5000
--------------------------------------------------------------------------------
(Registrant's phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X  YES         NO
                                     ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock                Outstanding at September 30, 1996
-----------------------                ---------------------------------
Common Stock, no par value                       8,365,805

This document contains 14 pages.

The Exhibit listing appears on Page 10.

                             QUICKRESPONSE SERVICES, INC.
                                      FORM 10-Q
                                        INDEX

                                                                     PAGE NUMBER
                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets as of September 30, 1996 and
         December 31, 1995                                                3

         Condensed Statements of Earnings for the Three and
         Nine Months Ended September 30, 1996 and 1995                    4

         Condensed Statement of Shareholders' Equity for the
         Nine Months Ended September 30, 1996                             5

         Condensed Statements of Cash Flows for the Nine Months
         Ended September 30, 1996 and 1995                                6

         Notes to Condensed Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               10

Item 2.  Changes in Securities                                           10

Item 3.  Defaults upon Senior Securities                                 10

Item 4.  Submission of Matters to a Vote of Security Holders             10

Item 5.  Other Information                                               10

Item 6.  Exhibits and Reports on Form 8-K                                10

         A.  Exhibits

         B.  Reports on Form 8-K

SIGNATURES                                                                12

PART I . FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             QUICKRESPONSE SERVICES, INC.
                               CONDENSED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


                                  ASSETS
                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                          1996                1995
                                                                          ----                ----
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .         $9,921              $6,460
  Marketable securities available-for-sale . . . . . . . . . . .         12,528              17,976
  Accounts receivable - net of allowance for doubtful
    accounts of $763 in 1996 and $422 in 1995. . . . . . . . . .          8,627               8,032
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .            910                 812
                                                                      -------------       ------------
         Total current assets. . . . . . . . . . . . . . . . . .         31,986              33,280
                                                                      -------------       ------------
Property and equipment:
  Furniture and fixtures . . . . . . . . . . . . . . . . . . . .          1,145               1,052
  Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .          3,802               3,005
  Leasehold improvements . . . . . . . . . . . . . . . . . . . .          1,285               1,249
                                                                      -------------       ------------
                                                                          6,232               5,306
  Less accumulated depreciation. . . . . . . . . . . . . . . . .          2,610               1,946
                                                                      -------------       ------------
         Total . . . . . . . . . . . . . . . . . . . . . . . . .          3,622               3,360

Marketable securities available-for-sale . . . . . . . . . . . .          9,957                   -
Deferred income tax assets . . . . . . . . . . . . . . . . . . .          7,204               9,502
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .            504                 450
                                                                      -------------       ------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .        $53,273             $46,592
                                                                      -------------       ------------
                                                                      -------------       ------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .         $5,776              $3,582
  Other accrued liabilities. . . . . . . . . . . . . . . . . . .          2,990               3,437
  Current portion of sublease loss reserve . . . . . . . . . . .            873                 873
                                                                      -------------       ------------
         Total current liabilities . . . . . . . . . . . . . . .          9,639               7,892
                                                                      -------------       ------------
Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . .            977               1,141
Sublease loss reserve. . . . . . . . . . . . . . . . . . . . . .          1,764               2,129
                                                                      -------------       ------------
         Total liabilities . . . . . . . . . . . . . . . . . . .         12,380              11,162
                                                                      -------------       ------------
Shareholders' equity :
  Preferred stock - $.01 par value; 10,000,000 shares
    authorized; none issued and outstanding. . . . . . . . . . .              -                   -
  Common stock - no par value;  20,000,000 shares
    authorized; 8,365,805 shares outstanding
     in 1996 and 8,305,824 shares in 1995. . . . . . . . . . . .         60,775              59,907
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .        (19,882)            (24,477)
                                                                      -------------       ------------
         Total shareholders' equity. . . . . . . . . . . . . . .         40,893              35,430
                                                                      -------------       ------------
Total liabilities and shareholders' equity . . . . . . . . . . .        $53,273             $46,592
                                                                      -------------       ------------
                                                                      -------------       ------------


                     See notes to condensed financial statements.

                             QUICKRESPONSE SERVICES, INC.
                           CONDENSED STATEMENTS OF EARNINGS
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     (UNAUDITED)



                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      ------------------------      ------------------------
                                                                          1996           1995          1996           1995
                                                                      ---------      ---------      ---------      ---------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $14,657        $10,932        $40,981        $30,365

Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . .          8,767          6,658         24,831         18,533
                                                                      ---------      ---------      ---------      ---------

Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . .          5,890          4,274         16,150         11,832

Operating expenses:
    Sales and marketing. . . . . . . . . . . . . . . . . . . . .          1,637          1,248          4,809          3,601
    Product development. . . . . . . . . . . . . . . . . . . . .            865            517          2,196          1.326
    General and administrative . . . . . . . . . . . . . . . . .            952            765          2,619          2,258
                                                                      ---------      ---------      ---------      ---------
         Total operating expenses. . . . . . . . . . . . . . . .          3,454          2,530          9,624          7,185
                                                                      ---------      ---------      ---------      ---------

Operating earnings . . . . . . . . . . . . . . . . . . . . . . .          2,436          1,744          6,526          4,647

Interest income. . . . . . . . . . . . . . . . . . . . . . . . .            418            402          1,135          1,091
                                                                      ---------      ---------      ---------      ---------

Earnings before income taxes . . . . . . . . . . . . . . . . . .          2,854          2,146          7,661          5,738

Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .          1,141            852          3,066          2,314
                                                                      ---------      ---------      ---------      ---------

Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . .         $1,713         $1,294         $4,595         $3,424
                                                                      ---------      ---------      ---------      ---------
                                                                      ---------      ---------      ---------      ---------

Net earnings per common and common equivalent share. . . . . . .          $0.20          $0.15          $0.54          $0.40
                                                                      ---------      ---------      ---------      ---------
                                                                      ---------      ---------      ---------      ---------

Shares used to compute per share amounts . . . . . . . . . . . .      8,618,903      8,537,969      8,586,845      8,489,977
                                                                      ---------      ---------      ---------      ---------
                                                                      ---------      ---------      ---------      ---------




                     See notes to condensed financial statements.

                             QUICKRESPONSE SERVICES, INC.
                     CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                                             COMMON STOCK
                                                                      --------------------------
                                                                                                     ACCUMULATED   SHAREHOLDERS'
                                                                         SHARES          AMOUNT       DEFICIT          EQUITY
                                                                      -----------      ---------    ------------   -------------
Balance, December 31, 1995 . . . . . . . . . . . . . . . . . . .      8,305,824        $59,907      $(24,477)        $35,430
Stock option compensation. . . . . . . . . . . . . . . . . . . .              -             26             -              26
Exercise of stock options, including tax benefit . . . . . . . .         57,981            837             -             837
Exercise of stock warrants . . . . . . . . . . . . . . . . . . .          2,000              5                             5
Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . .                             -         4,595           4,595
                                                                      -----------      ---------    ------------   -------------

Balance, September 30, 1996. . . . . . . . . . . . . . . . . . .      8,365,805        $60,775      $(19,882)        $40,893
                                                                      -----------      ---------    ------------   -------------
                                                                      -----------      ---------    ------------   -------------




























                     See notes to condensed financial statements.

                             QUICKRESPONSE SERVICES, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)
                                      (UNAUDITED)

                                                                                                 FOR THE NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                 -------------------------
                                                                                                    1996           1995
                                                                                                 ----------     ----------
Operating activities:
    Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $4,595         $3,424
    Adjustment to reconcile net earnings to net cash provided by (used in)
         operating activities:
         Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .       785            432
         Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (447)           (22)
         Stock option compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26             26
         Purchase of trading securities (net). . . . . . . . . . . . . . . . . . . . . . . . .         -         (8,401)
    Changes in:
         Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (595)          (842)
         Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (98)          (270)
         Deferred income tax assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,834          2,216
         Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3)           (15)
         Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,194            988
         Sublease loss reserve (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (365)           501
         Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (164)           396
                                                                                                 ----------     ----------
              Net cash provided by (used in) operating activities. . . . . . . . . . . . . . .     8,762         (1,567)
                                                                                                 ----------     ----------
                                                                                                 ----------     ----------

Investing activities:
    Sale of marketable securities-available for sale (net) . . . . . . . . . . . . . . . . . .    (4,509)        (1,421)
    Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (926)        (1,517)
    Capitalization of product development costs. . . . . . . . . . . . . . . . . . . . . . . .      (172)          (180)
                                                                                                 ----------     ----------
              Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . .    (5,607)        (3,118)
                                                                                                 ----------     ----------

Financing activities:
    Exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       306            319
    Exercise of stock warrant. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -             38
                                                                                                 ----------     ----------
              Net cash provided by (used in) financing activities. . . . . . . . . . . . . . .       306            357
                                                                                                 ----------     ----------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     3,461         (4,328)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . . . .     6,460          8,629
                                                                                                 ----------     ----------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . . . .    $9,921         $4,301
                                                                                                 ----------     ----------
                                                                                                 ----------     ----------

Other cash flow information:
    Taxes paid during the period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $232           $147
                                                                                                 ----------     ----------
                                                                                                 ----------     ----------

Noncash financing activities:
    Tax benefit from non-qualified stock options exercised . . . . . . . . . . . . . . . . . .      $536           $811
                                                                                                 ----------     ----------
                                                                                                 ----------     ----------











                     See notes to condensed financial statements.

                             QUICKRESPONSE SERVICES, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)



1.  GENERAL

    QuickResponse Services, Inc. (the Company) provides a centralized product information database (The QRS Catalog), electronic data interchange services (EDI services), transportation and logistics services (Easy EDI and LMS) and Collaborative Replenishment Services (CRS) to retailers and merchandise suppliers or vendors, to automate and improve their merchandise management.

    The balance sheet as of September 30, 1996, the statements of earnings for the three and nine months ended September 30, 1996 and 1995, the statement of shareholders' equity for the nine months ended September 30, 1996, and the statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made. The balance sheet as of December 31, 1995 is derived from the Company's audited financial statements as of that date.

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

    The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results anticipated for the full year.

2.  STOCK OPTIONS

    During the first nine months of 1996, the Company granted options to purchase 70,000 shares of the Company's common stock at prices of $21.875 to $36.5625 based on quoted market prices at the dates of the grant under the Company's incentive compensation and automatic grant plans. During the first nine months of 1996, options to purchase 57,981 shares of common stock and warrants to purchase 2,000 shares of common stock were exercised. At September 30, 1996, 665,511 shares are subject to outstanding options, of which 165,761 options are exercisable. During the first nine months of 1996, shareholders approved an additional 500,000 share allocation to the stock option pool. Options to purchase approximately 696,496 shares of common stock are available for future grants under plans. During the nine months ended September 30, 1996, compensation expense recognized pursuant to the granting of stock options totaled $26,000 as a result of amendments to certain options.

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

    GENERAL

    QuickResponse Services, Inc. is the leading provider of merchandise logistics solutions throughout the entire retail demand chain. The Company works with its customers and partners to facilitate and optimize the flow of information, goods and services throughout the retail industry. The Company's products include a centralized product information database (The QRS Catalog), QRSolutions...Collaborative Replenishment Services (CRS), which includes replenishment, sales analysis and forecasting, Electronic Data Interchange and related network services (EDI Services), transportation services including Logistics Management Systems (EasyEDI and LMS) and internet products and services. The Company derives revenues from four principal and related sources: the transmission of standard business documents over a network; monthly charges for accessing The QRS Catalog; CRS related fees based on the number of U.P.C.'s managed per store and logistics management services and consulting fees. EDI Services pricing is based primarily on the volume of characters transmitted and the type of network access utilized, and also incorporates discounts based on volume.

    RESULTS OF OPERATIONS

    The Company's revenues increased by 34% to $14.7 million for the third quarter of 1996, from $10.9 million for the third quarter of 1995. The Company's revenues increased by 35% to $41.0 million during the first nine months of 1996 from $30.4 million for the same period of 1995. These increases were primarily attributable to three factors. First, the number of customers increased from 151 retailers and 4,129 vendors as of September 30, 1995 to 196 retailers and 5,006 vendors and carriers as of September 30, 1996. Second, the number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. Third, customers increased the number, type and size of transactions transmitted over the network, as well as the utilization of The QRS Catalog. Revenues associated with the Company's other products have not contributed a significant amount of revenue to the Company during the first nine months of 1996.

    Cost of sales consists primarily of the cost of purchasing network services and the cost of the Company's data center and technical customer support services. Cost of sales increased by 32% to $8.8 million for the third quarter of 1996, from $6.7 million for the third quarter of 1995. Cost of sales increased by 34% to $24.8 million during the first nine months of 1996 from $18.5 million for the same period of 1995. The increase was principally due to increases in purchased network services reflecting growth in EDI Services and an expanded customer support group and data center operations reflecting growth in the Company's value-added applications. The gross profit margin was 40% for the third quarter of 1996 and 39% for 1995. There were no significant changes in prices charged to customers for catalog or EDI Services.

    Sales and marketing expenses consist primarily of personnel and personnel-related costs in the Company's sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased 31% to $1.6 million for the third quarter of 1996, from $1.2 million for the third quarter of 1995. Sales and marketing expenses increased by 34% to $4.8 million for the first nine months of 1996, compared to $3.6 million for the same period of 1995. The increase results from increased introduction expenditures related to the Company's new product releases in the first half of 1996 as well as increased personnel costs to support the Company's growth in revenues and customers.

    Product development expenses consist primarily of personnel and equipment costs related to new product development and upgrade of existing service offerings. Product development costs increased by 67% to $865,000 for the third quarter of 1996, from $517,000 for the third quarter of 1995. Product development costs increased by 66% to $2.2 million for the first nine months of 1996 compared to $1.3 million for the same period in 1995. The increase primarily resulted from additional employees and consultants working on product development projects.

    General and administrative expenses consist primarily of the personnel and related costs of the Company's finance and administrative organizations, as well as professional fees and other costs, such as directors and officers' liability insurance. General and administrative expenses increased 24% to $952,000 for the third quarter of 1996, compared to $765,000 for the third quarter of 1995. General and administrative expenses increased by 16% to $2.6 million for the first nine months of 1996 compared to $2.3 million for
    the same period in 1995.   The increase was primarily due to increased
    payroll and professional fees.

    Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income increased to $418,000 for the third quarter of 1996, compared to $402,000 for the third quarter of 1995 as a result of higher invested balances offset partially by a lower yield on investments. Interest income was $1.1 million for the first nine months of 1996 and 1995.

    Income tax was $1.1 million for the third quarter of 1996, compared to $852,000 for the third quarter of 1995. Income taxes were $3.1 million for the first nine months of 1996 compared to $2.3 million for the same period in 1995. The 1996 and 1995 income tax rates of 40% approximate the combined effective federal and state income tax rates.

    As a result of the foregoing, net earnings increased 32% to $1.7 million for the third quarter of 1996, compared to $1.3 million for the third quarter of 1995. Net earnings for the first nine months of 1996 was $4.6 million compared to $3.4 million for the same period in 1995.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital decreased from $25.4 million at December 31, 1995 to $22.3 million at September 30, 1996. Cash, cash equivalents and marketable securities available-for-sale increased from $24.4 million at December 31, 1995 to $32.4 million at September 30, 1996. Total assets increased from $46.6 million at December 31, 1995 to $53.3 million at September 30, 1996, while total liabilities increased from $11.2 million to $12.4 million.

    The increase in cash and cash equivalents from December 31, 1995 to September 30, 1996 results primarily from cash provided by operating activities.

    Management believes that the cash resources available at September 30, 1996, and cash anticipated to be generated from future operations will be sufficient for the Company to meet its working capital needs and capital expenditures through June 1997. The Company does not intend to pay cash dividends with respect to common stock in the foreseeable future.

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

         None

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

                                  QUICKRESPONSE SERVICES, INC.
                                  -----------------------------
                                          (Registrant)





                                    \s\ Tania Amochaev
                                  ----------------------------------------
November 1, 1996                  Tania Amochaev
                                  President and Chief Executive Officer






                                    \s\ Shawn M. O'Connor
                                  ----------------------------------------
November 1, 1996                  Shawn M. O'Connor
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)