Form 10-K405
period 1996-12-31
QUICKRESPONSE SERVICES INC
filed 1997-03-07
CIK 906551

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                          OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER 0-21958

                             QUICKRESPONSE SERVICES, INC.
                (Exact name of registrant as specified in its charter)

          CALIFORNIA                                    68-0102251
(State or  other jurisdiction of            (I.R.S. Employer identification No.)
 incorporation or organization)

                  1400 MARINA WAY SOUTH, RICHMOND, CALIFORNIA 94804
             (Address of principal executive offices, including zip code)

                                    (510) 215-5000
                 (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
   TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
          None                                       None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                              Common Stock, no par value
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 1997 was approximately $231,215,738 (based upon the closing price for shares of the Registrant's common stock as reported by the Nasdaq National Market). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of February 28, 1997:  8,407,845

                         DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated:
    QuickResponse Services, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 30, 1997, Part III.

The exhibit index appears on Pages 41-42.

                             QUICKRESPONSE SERVICES, INC.

                             1996 FORM 10-K ANNUAL REPORT

                                  TABLE OF CONTENTS

PART I

ITEM 1   Business                                                            3

ITEM 2   Facilities                                                         13

ITEM 3   Legal Proceedings                                                  13

ITEM 4   Submission of Matters to a Vote of Security Holders                13

PART II

ITEM 5   Market for Registrant's Common Equity
         and Related Shareholder Matters                                    14

ITEM 6   Selected Financial Data                                            15

ITEM 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              16

ITEM 8   Financial Statements                                               19

ITEM 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                               33

PART III

ITEM 10  Directors and Executive Officers of the Registrant                 34

ITEM 11  Executive Compensation                                             36

ITEM 12  Security Ownership of Certain Beneficial Owners and Management     36

ITEM 13  Certain Relationships and Related Transactions                     36

PART IV

ITEM 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K    37

         SIGNATURES                                                         40

                                        PART I
ITEM 1. BUSINESS

QuickResponse Services, Inc. (the "Company" or "QRS" ) is a leading provider of electronic commerce merchandising and logistics solutions that optimize its customers' performance throughout the retail demand chain. The Company's primary products include the world's largest centralized product information database ("The QRS Catalog"), an integrated replenishment and sales analysis service ("Collaborative Replenishment Services" or "CRS"), transportation and logistics solutions ("Easy EDI" and "LMS") and electronic data interchange and related network services ("EDI Services" and "EConnect Services") and Internet services. The Company's business is subject to various risks and uncertainties (see "Item 1. Business - Risk Factors").

The QRS Catalog was the first independent product information database using the industry standard Universal Product Code ("U.P.C.") numbering system. Retailers and vendors access The QRS Catalog and electronically exchange industry standard business documents using EDI Services. Collaborative Replenishment Services is a network-centric inventory management system that processes daily sales information for specific products at specific stores. The system analyzes the sales data, determines recommended order quantity and electronically communicates and tracks the flow of the reordered items to ensure timely delivery. QRS' transportation and logistics services allow retailers and manufacturers to tender and track motor freight shipments to carriers using EDI Services and provide delivery performance reporting. Integral to all of these value-added services are the Company's EDI Services, which support retailers and vendors' electronic exchange of purchase orders, invoices, shipping notices and other business documents, including information from The QRS Catalog.

The Company provides its retailer, vendor and carrier customers with a single source for implementing demand chain management solutions. The QRS Catalog is a central repository of timely, complete and accurate vendor product information. CRS is a network-centric application that eliminates the costly capital and operating investment of a replenishment and sales analysis solution located at the vendor or retailer site. The transportation and logistics solution represents a single source of information that provides trading partners with the information necessary to evaluate carrier performance and efficiency.

The Company was incorporated in California in 1985 and had 148 employees at December 31, 1996. The Company's principal executive offices are located at 1400 Marina Way South, Richmond, California 94804, and its telephone number is 510-215-5000.

INDUSTRY BACKGROUND
The United States general merchandise retail industry accounts for revenues in excess of $1.5 trillion, with approximately 1,000 retailers recording sales in excess of $80 million. As competitive pressures within the industry have intensified, retailers have focused increasingly upon the importance of efficient merchandise management to improve their financial performance.
Failure to manage merchandise to meet customer demand results in lost sales. In the soft goods industry alone, inefficiencies such as inadequate information, excess inventories and slow communications between vendor and retailers have been estimated to cost over $25 billion in lost revenues each year. Merchandise management is a complex problem. For example, the average department store carries more than one million stockkeeping units ("SKUs") at a time, each unique in terms of product style, size and color. Each retailer's SKUs are produced by hundreds, or in some cases thousands, of vendors. These vendors are required to manage rapid production and accurate delivery of ordered merchandise to multiple retail locations. To address these issues, retailers and vendors have in recent years sought to develop strategies for optimizing selection and availability while minimizing absolute inventory levels. These strategies are known collectively in the industry as "quick response merchandise management" and are intended to improve the efficiency of the retail demand chain. The participants in the demand chain are actively pursuing ways to optimize the flow of merchandise by improving procurement, inventory and distribution management. QRS' network-centric applications align closely with the Company's customers' needs in these three key strategic areas: The QRS Catalog and EDI Services assist in procurement, Collaborative Replenishment Services provides valuable inventory management tools through its replenishment, sales analysis and forecasting services, and Easy EDI and LMS aid in transportation and logistics services.

Technology has made significant contributions to the evolution of merchandise management. The replacement of cash registers with point of sale terminals during the 1980s made possible automatic price look-up and merchandise tracking. These capabilities, and the rapid spread of bar coding, soon led to the retail industry's adoption of a standardized product identification, numbering and communication format. Known as the universal product code, or U.P.C., this standard has greatly increased the efficiency with which retailers and vendors can mark, track and exchange product information.

During the same period, advances in data communications and the availability of public data networks fostered the use of computers for the electronic transmission of transaction documents, including purchase orders, invoices and shipping instructions. Such paperless transactions are widely referred to as electronic data interchange, or EDI. In conjunction with the broad use of standard U.P.C.-based data, EDI has benefited retailers by lowering costs, reducing errors and improving the timeliness of the merchandise ordering process.

Despite the benefits of EDI, retailers have continued to rely on paper U.P.C. catalogs or magnetic tapes published by each vendor as their primary source of product information. Although updated frequently, such information quickly becomes outdated and as a result these catalogs and tapes cannot provide the real-time information necessary for quick response merchandise management. In order to efficiently implement quick response merchandise management, retailers and vendors need an independent, reliable centralized database containing U.P.C. product information accessible through a reliable and secure data network.

QRS SERVICES
In order to improve the flow of information, goods and services throughout the retail demand chain, the Company offers a range of services, including The QRS Catalog, Collaborative Replenishment Services, transportation and logistics solutions, electronic commerce solutions, Internet services and related training, implementation and support. These services may be implemented incrementally, allowing customers to integrate functions over time within their organizations and with their trading partners.

THE QRS CATALOG
The QRS Catalog is the retail industry's largest U.P.C. database. As of December 31, 1996, The QRS Catalog contained over 48 million U.P.C. entries and supported a vendor customer base of over 1,500 companies. A vendor's merchandise entries are classified by name, merchandise classification, style number and U.P.C., as well as size, color and other relevant characteristics. The U.P.C. classification system underlies all subsequent transaction processing. When loaded into the database, the data is screened for accuracy and completeness by the Company's software and is further reviewed by a Company customer support representative. Vendor information is protected, and is available only to trading partners approved by the vendor.

Pricing of The QRS Catalog services is based upon the formation of trading partnerships between vendors and retailers. Each time a retailer accesses a vendor's data in The QRS Catalog a trading partnership is formed and a specific fee is charged for that month. In addition to the trading partnership charges, a usage fee is charged based on the actual number of records the retailer retrieves from The QRS Catalog.

The QRS Catalog is continually upgraded and enhanced to meet the needs of our customers. In 1996, a Windows-based version of The QRS Catalog was released. This version provides additional ordering information through the addition of 26 new data elements and increases the efficiency of the end users by providing new filtering techniques to quickly access information.

COLLABORATIVE REPLENISHMENT SERVICES
CRS is a customized network-centric application for inventory management based on individual manufacturer and retailer needs. CRS is intended to maximize both retailers' and manufacturers' inventory management and increase sales by having the right merchandise at the right place at the right time. CRS is comprised of three services that aid in optimizing inventory and sales: replenishment, sales analysis and forecasting.

Based on actual customer results, the initial replenishment program resulted in a 25% increase in sales with a 30% decrease in inventory. While customers have a choice of implementing third-party or in-house services, QRS believes its replenishment solution is superior because it permits replenishment models to be run daily, by U.P.C. and by store location. This permits optimum merchandise management at the SKU level on a daily basis. Most in-house and third-party applications are run monthly or bi-monthly and require large capital and operating cost investments. Because all components of CRS are network-centric, the Company believes that capital and operating costs for both the retailer and the manufacturer will be reduced.

Released in 1996, Sales Analysis provides additional tools for the retailer and vendor to enhance inventory management. Through Sales Analysis, both retailers and their vendors can view daily sales in an easy-to-use Windows environment. The information is available by product, by size and color down to the specific
store location.   This information provides immediate data on which products are doing well and which should be discontinued.

Forecasting, which is expected to be released in the first half of 1997, will enable both retailers and their vendors to forecast sales for up to 53 weeks using seasonal and promotional variables. From the simplest statistical method to sophisticated neural networking technologies, Forecasting will support a variety of statistical methods, allowing users to facilitate informed buying and/or production decisions.

TRANSPORTATION AND LOGISTICS SERVICES
The Company's ShipNet division, with approximately 1000 enabled customers, is a market leader in providing logistical information and communication services. The Logistics Management System ("LMS") enables shippers to tender and track motor freight shipments to carriers via EDI, and provides delivery performance reporting. Easy EDI software provides entry level logistics solutions and EDI interfaces for shippers and carriers.

The LMS and its PC-based enablement tool, Easy EDI, allow the capture, transmission, storage and management of shipment information. This provides customers electronic access to real-time information and allows both retailers and manufacturers to conduct electronic commerce for tendering, freight invoicing and other functions, track the current status of in-transit shipments and notify affected parties of impending service failures.

The proactive notification of potential service failures and easy access to accurate, timely information helps eliminate the uncertainty surrounding individual orders or shipments. This leads to a reduction in costs and order-fulfillment cycles as distribution channels become more efficient.

ELECTRONIC COMMERCE SOLUTIONS
Electronic commerce involves the automation of business-to-business transactions through the use of telecommunications and computers to exchange and process electronically commercial information and business transaction documents. Due to the critical nature of these transactions, electronic commerce requires reliable, secure, automated connectivity between businesses. Advantages of electronic commerce include reduced clerical workload and elimination of unnecessary paper handling; rapid, accurate, secure exchange of time sensitive business information; reduced operating and inventory carrying costs; and improved speed for ordering, delivering and paying for goods and services. Electronic commerce typically involves software and network services to perform critical business functions such as EDI, which facilitates uniform communication with different trading partners, including suppliers, customers, transportation carriers, financial institutions and governmental agencies. In addition, electronic commerce includes value-added services such as e-mail, electronic funds transfer, electronic forms and bulletin board and catalog services. Currently, EDI is the most widely adopted component of electronic commerce.

EDI services provide the vehicle for electronic communication to and from QRS' network-centric applications. In addition to providing access to QRS' demand chain management applications, EDI enables retailers, vendors and carriers to electronically exchange industry standard business documents, permitting communication of purchase orders, invoices, shipping notices and other business documents. As retailers, vendors and carriers expand their utilization of QRS' value-added applications, the Company anticipates a shift in revenue from the basic EDI services to more value-added services.

In order to support its customers' goals of achieving 100% electronic commerce implementation, QRS provides its customers with EDI-to-Fax, a service whereby QRS receives EDI documents from retailers and translates and faxes the documents to non-EDI enabled vendors. In addition, QRS continually increases its ability to enable increased numbers of trading partners quickly through its multi-tiered support organizations, including account management, program sales and services and customer and production support.

In 1996, QRS developed and released EConnect, a Windows-based software product that allows vendors to communicate with their retailers electronically. From a retailer's perspective, EConnect is a seamless EDI solution, while on the vendor's side, it is an easy-to-use solution without the traditional start-up costs associated with an EDI program.

INTERNET SERVICES
The Company provides its value-added services in a network-centric model. The Company's applications for Catalog, CRS and transportation and logistic services reside within the Company's data operations environment and are accessible primarily through the IBM Global Network ("IGN") which is a Value-Added Network ("VAN").

Due to the "mission critical" nature of the customers' network activity, high performance standards for reliability, auditability and enabling, and maintenance services have been required for the successful implementation of electronic commerce solutions. To date, the network access preferred by customers to meet these needs has been that access provided by a VAN.

The emergence of the Internet as an alternative network access continues to gain momentum. Although it appears at this time to present an opportunity for a more cost-effective network service, the Internet has yet to achieve the performance standards demanded for mission critical activities. Solutions for such deficiencies are currently the subject of much effort and investment. The Company views the Internet as a significant opportunity to expand the reach and coverage of its value-added applications to trading partners who previously were unable to participate in electronic commerce solutions due to technical or cost constraints.

The Company is positioning itself to take advantage of the Internet as it develops to meet the needs of its customers. Today, the Company provides Internet services, including connectivity through its network services provided by IGN, and assists customers in establishing a World Wide Web presence and developing custom dial capabilities. The Company has developed and is beta testing an Internet enableable graphical user interface, QRSolutions, to each of its value-added service offerings. Implemented in a Windows environment, these products allow delivery of a user friendly solution using an Internet protocol. The products will be generally available initially through private Internet protocol network access, such as IGN, to ensure performance standards are achieved, but can be provided over the public Internet as such standards are addressed. Finally, the Company has established an Internet presence to provide customer support, including technical support, as well as forums for exchange of information among retailers and vendors.

MARKETING, SALES AND CUSTOMER SUPPORT
The Company's marketing strategy is to be the driving force in retail demand chain management. With the introduction of new products, the Company's strategic reach significantly expanded in 1996 and now covers a greater portion of the demand chain. The Company's marketing activities include participation in industry conventions, trade shows and user groups. The Company's sales and marketing personnel include numerous individuals with prior retail, replenishment, transportation and EDI experience.

The Company utilizes experienced software development and customer service personnel to assist customers in implementing and using the Company's catalog and EDI services. The Company operates a 24-hour hotline for customers to call with questions and problems and has a program to regularly contact its customers by telephone to ensure customer satisfaction, currency of catalog data and maximization of trading partner opportunities.

In addition to its own sales force, the Company also benefits from the marketing efforts of IBM. IBM, in coordination with the Company, actively promotes the use of its network services in the retail industry. The Company cooperates with IBM marketing teams to generate leads and qualify prospects. IBM field sales personnel currently are compensated for generating EDI revenue for IBM through customer use of QRS services.

RETAILERS AND VENDOR CUSTOMERS
The Company markets its services to retailers and vendors, primarily in the United States and Canada. As of December 31, 1996, the Company's Catalog and EDI Services were being utilized by 205 retailers representing all segments of the retail industry, with an emphasis in apparel and department store retailers. The Company's customers also included approximately 4,700 general merchandise vendors, selling a variety of goods ranging from apparel and shoes to cosmetics to electronics and automotive goods.

The Company's customer base increased 6% from approximately 4,900 customers at December 31, 1995 to approximately 5,200 customers at December 31, 1996. Its QRS Catalog customer base remained stable with approximately 1,500 at December 31, 1995 and 1996. The number of U.P.C.s active in The QRS Catalog grew 13% from 43 million at December 31, 1995 to 48 million at December 31, 1996. By December 1996, there were 205 retailers, including 22 retailers who made the use of The QRS Catalog a mandate or requirement to their vendors. These statistics demonstrate the support of the retail industry for quick response merchandise management.

Although none of the Company's customers accounted for more than 10% of its revenues for any of the three years in the period ended December 31, 1996, trading activities of three of the Company's retail customers, and their vendors, represent a significant amount of the Company's business. Because of the large number of vendors that transact business with each of these and other retailers, the difficulty of allocating vendor EDI services to any particular retailer trading partnership program, and differences in the manner in which vendors and retailers allocate the cost of EDI services among each other, the Company cannot precisely attribute revenues to particular retailer trading partnership programs. Revenues attributable to three major retailers, and their vendors, amounted to approximately $19 million, $16 million and $14 million in 1996, 1995 and 1994, respectively. Such amounts represented 34%, 38%, and 45% of revenues for the years ended December 31, 1996, 1995 and 1994, respectively.

COMPETITION
The Company competes on the basis of service offerings, availability and quality of support, implementation services, sales and marketing resources, and price. The Company's competitors include a number of companies providing EDI services to retailers and vendors. The EDI services business is highly competitive, and competitive pricing may materially and adversely affect the prices the Company can charge for its services. Competition may also affect the Company's ability to attract new customers and retain and expand business with its existing customers and may impact negatively the range of services offered to its customers. The Company expects competition to increase as more companies enter the market and existing competitors continue to change and expand their product offerings. Several companies, including General Electric Information Services Company, Sterling Commerce, Inc. and others, offer EDI and certain other network services, including, a U.P.C. catalog. In-house systems and third-party software providers are the Company's largest competitors relative to its CRS products and services. The Company believes it provides a competitive advantage relative to these products by offering daily management of inventory at the U.P.C. and store level and significantly lower capital and operating costs. Competitors for the Company's transportation and logistics offerings are primarily other freight carriers who provide outsourcing to customers.

The Company differentiates itself from its competitors in part by providing the U.P.C. catalog containing product information from the largest number of vendors. The Company's business and results of operations could be materially and adversely affected if other competitors introduce catalogs or if any competitor provides a catalog that is superior to the Company's catalog. Many of the Company's existing and potential competitors have financial, marketing or technological resources that are greater than those of the Company, and there can be no assurance that the Company will be able to compete successfully. Some large retailers and vendors operate private computer networks for transacting business with their trading partners. It is possible that additional retailers and vendors, including certain of the Company's existing customers, may develop and implement similar private networks, thereby reducing the demand for the Company's services. IGN has, under certain license and maintenance agreements with the Company, the right to market the Company's catalog applications in competition with the Company, in return for prescribed royalty and maintenance payments. Although the Company does not believe that IGN has any current intention to enter the Company's market, there can be no assurance that IGN will not exercise its license rights and become a competitor, and the Company's inability to obtain information may limit the Company's ability to provide for any such contingency.

DATA CENTER
The Company operates its primary data center at its Richmond, California offices, with additional capabilities at its Lisle, Illinois facilities. The data center operates 24 hours a day, seven days a week, and is connected to the Company's network provider through three leased data circuits in two routings to ensure availability. The data center consists primarily of leased mainframe, client/server, disk storage, tape drive and other peripheral technology to provide on-line, batch and back-up operations. Catalog data is backed up and shipped off site daily. The Company's facility and data center are both secured with controlled access doors and the data center is equipped with a Halon fire protection system, an Uninterrupted Power Supply (UPS) permitting an additional 20 minutes of continuous electrical power in the event of a power failure, and a diesel generator permitting 24 hours of continuous electrical power. The data center has a separate, isolated power source from the remainder of the facility. The Company has contracted for an alternative operations facility in the event of physical disaster.

PRODUCT DEVELOPMENT
The Company is focused on the development and upgrading of its valued added applications: The QRS Catalog, CRS and transportation and logistic services. IGN currently develops, implements and operates the network applications used by the Company and many of its customers.

In 1996, 1995, and 1994, the Company expensed $3,127,000, $2,023,000, and
$961,000 respectively, of product development costs and capitalized $245,000, $252,000, and $133,000 in 1996, 1995, and 1994, respectively, related to the development and enhancement of The QRS Catalog interface, enhancement of network support, Collaborative Replenishment Services, new technology and architecture research. Capitalized software development costs are amortized over three years. The Company's product development effort consists of in-house development of software applications and integration of third-party software tools to provide service offerings and contracted software development.

PROPRIETARY RIGHTS
The Company regards certain features of its software and documentation as proprietary information and relies on a combination of contract, copyright, trademark and trade secret laws and other measures for its protection. Although data provided to QRS by its vendor customers is not proprietary to the Company, the Company seeks to protect its U.P.C. catalog applications through copyright laws. The Company has no patents, and existing copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the EDI and other network services industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, product enhancements and the timeliness and quality of support services.

VALUE-ADDED NETWORK SERVICES
The Company remarkets Value Added Network services provided through the IBM Global Network ("IGN"). The Company is IGN's preferred industry remarketer of network services to the retail market. Services provided include EDI, connectivity, e-mail, Internet, electronic funds transfer and bulletin board services.

The Company remarkets such services under a five year agreement commencing January 1, 1993 that requires the Company to purchase $80 million of network services over the term of the agreement in order to be eligible for increased discounts. The Company has fulfilled its purchase obligation under this agreement. In the fourth quarter of 1996, the Company received further discount concessions from IGN without any other material changes in the terms of its agreement.

UNIQUEST
On May 20, 1993, the Company sold its software and services business to Uniquest, a publicly held company. The gain recognized from the sale of this business for the year ended December 31, 1993 was $1,441,000. In connection with the sale, the Company entered into various agreements with the buyer, including the sublease of approximately 40,000 square feet of office space through June 30, 2000. Minimum monthly lease payments ranged from $53,000 to $75,000 through the seven-year term of the lease.

At December 31, 1993, Uniquest was delinquent in its payments and owed the Company approximately $1,358,000 under sublease and data center cost sharing agreements. As a result, the Company provided an allowance of $1,018,000 against these receivables and made additional provisions of $2,009,000 against nonpayment of future obligations. The result of the allowance and provision described was to reduce the gain from sale of the software and services business by $3,027,000. A $1,700,000 reserve provided in 1992 for lease payments related to another vacant building was included to sublease loss reserves at December 31, 1993.

In May 1995, Uniquest entered into voluntary bankruptcy and subsequently dissolved, resulting in the termination of the Company's sublease with Uniquest. The Company received a payment of $923,000 and wrote off the balance of a note for delinquent rent and data cost sharing amounts of approximately $1,158,000 against the sublease loss reserves. The Company filed a claim with the Creditors' Committee for unsecured amounts owed by Uniquest totaling approximately $740,000.

At December 31, 1996, the Company maintains sublease loss reserves of $2,538,000. The Company may recognize additional gain from sale of the software and services business at such time that all outstanding matters with the discontinued business are resolved.

During 1995 and 1994, the Company recorded $164,000 and $624,000 as sublease income and $77,000 and $1,102,000 as data center cost reimbursements from Uniquest as reductions of occupancy expense and data center-cost of sales, respectively.

RISK FACTORS
INTENSE COMPETITION. The Company competes with a number of companies providing electronic commerce services to retailers and vendors. The electronic commerce services business is highly competitive, and competitive pricing may materially adversely affect the prices the Company can charge. Competition may also affect the Company's ability to gain new customers and retain and expand business with its existing customers, and the range of services offered to its customers. The Company expects competition to increase as more companies enter the market and existing competitors continue to change and expand their product offerings.
Many of the Company's existing and potential competitors have financial, marketing or technological resources that are greater than those of the Company, and there can be no assurance that the Company will be able to compete successfully. Some large retailers and vendors operate private computer networks for transacting business with their trading partners. It is possible that additional retailers and vendors, including certain of the Company's existing customers, may develop and implement similar private networks, thereby reducing the demand for the Company's services. IBM has, under certain license and maintenance agreements with the Company, the right to market the Company's catalog applications in competition with the Company, in return for prescribed royalty and maintenance payments. IBM has informed the Company that various types of information regarding such matters as IBM's current activities, intentions, plans and projections with respect to its business are confidential to IBM and, accordingly, will not be disclosed. Although the Company does not believe that IBM has any current intention to enter the Company's market, there can be no assurance that IBM will not exercise its license rights and become a competitor, and the Company's inability to obtain information may limit the Company's ability to provide for any such contingency. If IBM were to become a competitor, the Company's business and results of operations could be materially adversely affected. See "Item 1. Risk Factors - Dependence on IGN" and "Item 1. Business - Competition."

DEPENDENCE ON KEY RETAILERS. The Company's customers include several retailers with a large number of vendor trading partners. Although none of the Company's customers accounted for more than 10% of its revenues for the three years ended December 31, 1996, trading activities of three of the Company's retail customers, and their vendors, represent a significant amount of the Company's business. Because of the large number of vendors that transact business with each of these and other retailers, the difficulty of allocating vendor EDI services to any particular retailer, and differences in the manner in which vendors and retailers allocate the cost of EDI services among each other, the Company cannot precisely attribute revenues to particular retailers. However, the Company estimates that slightly over 34% of its revenue for 1996 could be attributable to trading activities involving these three retailers and their vendors. In addition, one or more of the Company's retailers could elect either to develop their own catalog and EDI services or to transfer all or a significant portion of their trading activities to a competitor. In addition, any such transfer could result in many of the retailer's vendor partners electing not to maintain their U.P.C. catalog information with the Company. Any transfer that results in a loss or significant reduction in the Company's catalog and EDI services business could have a material adverse effect on the Company's business and results of operations. See "Item 1. Business - Retailer and Vendor Customers" and Note 8 of the Notes to Financial Statements.

DEPENDENCE ON IGN. Since 1988, the Company has used the IGN value-added network ("VAN") to provide customers with certain electronic commerce services, including EDI and connectivity. The maintenance and operation of the VAN is controlled solely by IGN. The Company depends on the IGN VAN for a substantial part of its revenues and such dependence is expected to continue for the foreseeable future. Since the Company has no right to control the maintenance and operation of the VAN, IGN's decision with respect to such matters may have a material impact on the Company's business and results of operations. In addition, disruption or unavailability of the IGN VAN could have a material adverse effect on the Company's business and results of operations.

IGN charges the Company for the network services used by its customers. These charges are subject to specified volume discounts and allowances. In the event that IGN determines to increase the prices that it charges the Company or reduces the amount of discounts or allowances, there can be no assurance that the Company will be able to pass along these changes to its customers. If it cannot do so, the Company's business and results of operations could be materially adversely affected. The Company has an agreement with IGN for the purchase of $80 million of network services over a five year period which began January 1, 1993. Based upon the current relationship with IGN, the Company anticipates an ability to renew the agreement beyond December 31, 1997.
While the Company believes that it is the only remarketer of IGN services to the retail industry, the Company does not have an exclusive arrangement with IGN.
If IGN marketed its network services directly to the Company's customers or permitted a competitor of QRS to use and remarket these services to the retail industry, the Company's business and results of operations could be materially adversely affected. IGN is free to compete against the Company, and there can be no assurance that IGN will not choose to compete with the Company in the future.

IGN provides the Company's customers certain EDI implementation and support services. If IGN were unable or unwilling to provides these services, the Company would either have to provide these services directly or arrange for a third-party to provide such services. There can be no assurance that the Company would be able to do so on a timely basis, if at all, or that the costs of any such arrangements would not materially adversely affect the Company's business and results of operations. See "Item 1. Business - Value Added Network Services."

TECHNOLOGICAL CHANGE. The EDI services industry is characterized by continuously evolving standards and technology. The Company's ability to anticipate or guide retail industry standards, to continue to apply advances in network technology and to develop new catalog and other applications will be a significant factor in the Company's ability to grow and remain competitive. Because the Company's current pricing structure is partially based on the number of characters transmitted, the Company's business and results of operations could be materially adversely affected if new compression technology were introduced which reduces the number of characters needed to transmit electronically business documents. In addition, new technologies could be developed or enhanced that could make existing catalog and EDI services technology obsolete. There can be no assurance that the Company will be able to respond in a timely manner to technological changes or that the ability of competitors to successfully incorporate evolving standards and technologies into new services will not render the Company's services noncompetitive. The failure by the Company to adapt to or incorporate new standards or technology could have a material adverse effect on the Company's business and results of operation.

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS. The Company's future growth depends on its successful and timely introduction of new products and services in markets that do not currently exist or are just emerging. The Company, however, has not yet completed development of all of these services and there can be no assurance that the Company will successfully complete any such development or that if such development is completed, the Company's planned introduction of these services will realize market acceptance or will meet the technical or other requirements of potential customers.

Software products as complex as those used in the electronic commerce industry may contain undetected errors or failures when first introduced or when new versions are released. If software errors are discovered after introduction, the Company could experience delays or lost revenues during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of, or delay in, market acceptance, which could have a material adverse effect on the business, results of operations and financial condition of the Company. See "Item 1. Business - Product Development."

DEPENDENCE ON DATA CENTER. The QRS Catalog runs on a computer system contained in the Company's data center facility in Richmond, California. The data center is located in a single facility and the Company has no present intention of establishing an additional data center in a separate location. The Company utilizes fault tolerant IBM mainframe computer equipment. The Company has arranged for use of off-site computer facilities, if necessary, and has taken other precautions to protect itself and its customers from events that could interrupt delivery of the Company's services. These precautions include off-site storage of back-up data, fire protection and physical security systems and an early warning detection and Halon fire extinguishing system. Notwithstanding these precautions, there can be no assurance that a fire, earthquake or other natural disaster affecting the data center would not disable the Company's computer system. The Company's data center connects to the IGN San Francisco hub. In the event that service through this location is interrupted, the Company has back-up access through the IGN Seattle hub. Any significant damage to the Company's data center or disruption of its connectivity to the IGN network could have a material adverse effect on the Company's business and results of operations. See "Item 1. Business - Data Center."

ABILITY TO MANAGE GROWTH. The Company has significantly increased its service offerings and customers. Maintaining profitability during a period of expansion will depend, among other things, on the Company's ability to manage effectively its operations. Difficulties in managing continued growth could have a material adverse effect on the Company's business and results of operations.

DEPENDENCE ON KEY PERSONNEL.   The Company's success depends to a significant
extent upon the performance of its executive officers and other key employees, particularly the members of senior management. The Company has no "key-personnel" life insurance for any of its senior management and does not currently intend to purchase any such policies. There is no assurance that QRS will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The loss of the services of key personnel or the failure to recruit necessary additional personnel could have a material adverse effect on the Company's business and results of operations.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY. The Company relies on a combination of copyright, trade secret, and trademark laws and nondisclosure agreements to protects its proprietary rights. Existing copyright laws afford only limited protection. While the Company uses both internal proprietary and IGN network security measures, it may be possible for unauthorized third parties to copy the Company's products and services or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products and services is difficult. Further, the laws of certain countries in which the Company's products or services may be distributed may not protect the Company's products or services and intellectual rights to the same extent as the laws of the United States. If unauthorized third parties copy or reverse engineer or otherwise obtain and use information the Company regards as proprietary, the Company's business and results of operations could be materially adversely affected.

THE INTERNET. The Internet is an interconnected global network of computer systems linked together through a common protocol. Although the Company believes that the Internet will provide opportunities to expand the electronic commerce market, there can be no assurance that the Company's efforts to exploit such opportunities will be successful or that increased usage of the Internet for electronic commerce or increased competition will not adversely affect the business, results of operations and financial condition of the Company. To date, the Internet's use by the Company's customers or potential customers to exchange their "mission critical" data significant to their business has been limited.

FACTORS AFFECTING OPERATION RESULTS; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company's future quarterly operating results may vary and reduced levels of earnings or losses could be experienced in one or more quarters. Fluctuations in the Company's quarterly operating results could result from a variety of factors, including changes in the levels of revenues derived from each product, the timing of new service announcements by the Company or its competitors, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the products and services of the Company or its competitors, the size and timing of significant orders, changes in operation expenses, changes in the Company's strategy, the introduction of alternative technologies, the effect of potential acquisitions and industry and general economic factors. The Company has limited or no control over many of these factors.

GOVERNMENT REGULATORY AND INDUSTRIAL POLICY RISKS. Current regulations and laws governing the telecommunications industry generally do not apply to providers of electronic commerce services and products. Except for government regulations in certain foreign countries (which may affect the provision of certain of the Company's services or use of certain of its products) and regulations governing the ability of the Company to disclose the contents of communications by its customers, there are no government regulations pertaining to the pricing, service characteristics or capabilities, geographic distribution or quality control features of the Company's electronic commerce services or products. There exists, however, the risk that governmental policies affecting the electronic commerce industry could be implemented by executive order, legislation, administrative order or otherwise. If such policies are adopted, they could have a material adverse effect on the business, results of operations and financial condition of the Company.

VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has fluctuated significantly since the initial public offering in August 1993. The market price of the Common Stock could be subject to significant fluctuations in the future based on factors such as announcements of new products by QRS or its competitors, quarterly fluctuations in the Company's financial results or other electronic commerce services companies' financial results, changes in analysts' estimates of the Company's financial performance, general conditions in the electronic commerce services industry and conditions in the financial markets. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies. Many technology companies, including the Company, have recently experienced historic highs in the market price of their equity securities. There can be no assurance that the market price of the Common Stock will not decline substantially from such historic highs, or otherwise continue to experience significant fluctuations in the future.

ITEM 2.  FACILITIES
The Company leases approximately 40,000 square feet of office space in Richmond, California for its corporate headquarters. The lease expires on June 30, 2000. The Company leases approximately 8,000 square feet of office space in Lisle, Illinois. The leases expire on December 31, 1997. Management believes that the Company's facilities are adequate for its level of business and its near-term growth requirements.

ITEM 3.  LEGAL PROCEEDINGS
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS

The Company's common stock has been traded in the over-the-counter market on the Nasdaq National Market under the symbol QRSI since the Company's initial public offering in August 1993. According to records of the Company's transfer agent, the Company had approximately 52 shareholders of record as of February 28, 1997. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial holders of the common stock. The following table sets forth the low and high sale price of the Company's common stock for the period ended December 31, 1996:

PERIOD ENDED                                      LOW           HIGH
------------------------------------------      ---------      ---------
Four quarters ended December 31, 1995:
First Quarter                                    11.00          19.25
Second Quarter                                   17.25          23.50
Third Quarter                                    20.00          26.00
Fourth Quarter                                   18.38          26.75
Four quarters ended December 31, 1996:
First Quarter                                    17.75          26.25
Second Quarter                                   25.50          37.13
Third Quarter                                    27.75          41.50
Fourth Quarter                                   28.00          40.25

The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has paid no cash dividends on its common stock and does not anticipate declaring dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA



                                                         YEARS ENDED DECEMBER, 31
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          -------------------------------------------------------
                                            1996        1995        1994        1993        1992
                                          -------     -------     -------     -------     -------
STATEMENTS OF OPERATIONS DATA
Revenues                                  $56,746     $42,134     $31,382     $22,457     $13,253
Operating earnings                          9,442       2,479 (1)   5,311       3,124       1,429
Earnings (loss) from continuing
  operations before income taxes           11,019       3,961       5,980       1,911         (90)
Discontinued operations:
   Earnings (loss) from operations of
     software and services business             -           -           -           -      (3,119)
   Gain from sale of software and
     services business                          -           -           -       1,441           -
Income tax expense (benefit)                4,408       1,574      (7,985)          -           -
Extraordinary loss on extinguishment
  of debt                                       -           -           -        (763)          -
                                          -------     -------     -------     -------     -------
Net earnings (loss)                        $6,611      $2,387     $13,965      $2,589     $(3,209)
                                          -------     -------     -------     -------     -------
                                          -------     -------     -------     -------     -------

Earnings (loss) per share - continuing
   operations                               $0.77       $0.28       $1.67        $.31       $(.12)
Earnings (loss) per share -
   discontinued operations                      -           -           -         .26        (.93)
Extraordinary item                              -           -           -        (.14)          -
                                          -------     -------     -------     -------     -------
Net earnings (loss) per share               $0.77       $0.28       $1.67        $.43      $(1.05)
                                          -------     -------     -------     -------     -------
                                          -------     -------     -------     -------     -------


(1) 1995 results include write-off of purchased in-process research and development of $4,318.


                                                                 DECEMBER 31,
                                                                (IN THOUSANDS)
                                          -------------------------------------------------------
                                            1996        1995        1994        1993        1992
                                          -------     -------     -------     -------     -------
BALANCE SHEET DATA
Working capital (deficit)                 $29,416     $30,248     $23,024     $17,946    $(19,219)
Total assets                               55,946      46,592      39,910      23,135      12,564
Long-term debt                                  -           -           -         493         849
Convertible  redeemable preferred
   stock                                        -           -           -           -       3,299
Shareholders' equity (deficit)             43,570      35,430      31,427      15,485     (25,272)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "ITEM 1. BUSINESS
- RISK FACTORS."

GENERAL
QRS provides a centralized product information database (The QRS Catalog), electronic data interchange services (EDI Services), transportation and logistics services (Easy EDI and LMS) and Collaborative Replenishment Services
(CRS) to retailers and merchandise suppliers and vendors to automate and improve their merchandise management. The Company derives revenues from four principal and related sources: the transmission of standard business documents over a network, monthly charges for accessing The QRS Catalog, CRS related fees based on the number of U.P.C.'s managed per store and logistics management services and consulting fees. EDI Services pricing is based primarily on the volume of characters transmitted and the type of network access utilized. EDI services pricing also incorporates discounts based on volume.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in the Company's statements of operations:

                                               YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                           1996          1995          1994
                                         -----------   -----------   -----------

Revenues                                      100%          100%          100%
Cost of sales                                  60            61            61
                                         -----------   -----------   -----------
Gross profit                                   40            39            39
Operating expenses:
   Sales and marketing                         11            11            11
   Product development                          6             5             3
   General and administrative                   7             7             8
   Purchased in-process research
   and development                              -            10             -
                                         -----------   -----------   -----------
Total operating expenses                       24            33            22
                                         -----------   -----------   -----------
Operating earnings                             16             6            17
Interest income (net of expense)                3             3             2
                                         -----------   -----------   -----------
Earnings before income taxes                   19%            9%           19%
                                         -----------   -----------   -----------
                                         -----------   -----------   -----------

REVENUES

Revenues increased from $31.4 million in 1994 to $42.1 million in 1995 and to $56.7 million in 1996 representing increases of 34% from 1994 to 1995 and 35% from 1995 to 1996. These increases were primarily attributable to four factors. First, the number of customers increased from 131 retailers and 3,692 vendors at December 31, 1994 to 156 retailers and 4,865 vendors as of December 31, 1995 and to 205 retailers and 4,973 vendors and carriers as of December 31, 1996.
Second, the number of catalog trading partnerships increased significantly as a result of the increase in the number of customers and their trading links with each other. Third, customers increased the number, type and size of transactions transmitted over the network, as well as the utilization of The QRS Catalog. Fourth, the Company expanded its product offerings by introducing Collaborative Replenishment Services and transportation and logistics services.

COST OF SALES

Cost of sales consists primarily of the cost of purchasing network services, the cost of the Company's data centers and technical customer support services.
Cost of sales increased from $19.1 million in 1994 to $25.5 million in 1995 and to $33.8 million in 1996. These increases were principally due to increases in purchased network services reflecting growth in EDI services purchased under a long-term contract, discounted based upon a multi-year volume commitment, and an expanded customer support group reflecting growth in customers and products.
The Company's data center costs declined from 1994 to 1995 due to lowered hardware and software costs and increased in 1996 due to additional equipment leases. The expense reductions from 1994 and 1995 were offset by, and the expense increases from 1995 to 1996 were augmented by, lower cost-reimbursements from Uniquest which decreased from $1.1 million in 1994 to $77,000 in 1995 and $0 in 1996. Cost of sales as a percentage of revenue decreased from 61% in 1994 and 1995 to 60% in 1996. Cost of sales as a percentage of revenues decreased slightly in 1996 due to increases in higher margin revenue from The QRS Catalog, increased operating efficiencies in data center operations, and higher discounts on EDI services partially offset by increased sales of certain lower margin network services and volume discounts earned by larger customers.

SALES AND MARKETING EXPENSES

Sales and marketing expenses consist primarily of personnel and related costs in the Company's sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing costs increased from $3.6 million in 1994 to $4.7 million in 1995 and to $6.5 million in 1996 , reflecting the general increase in the number of customers and the size of the Company's operations, and represented 11% of revenues in years 1994, 1995 and 1996.

PRODUCT DEVELOPMENT EXPENSES

Product development expenses consist primarily of personnel and equipment costs related to research, development and implementation of new services, and maintenance of existing services. Product development expenses increased from $1.0 million in 1994 to $2.0 million in 1995 and to $3.1 million in 1996 and represented 3%, 5% and 6% of revenues, respectively. The 1996 increase is consistent with the incremental effort to support expanding service offerings.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel and related costs of the Company's finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses increased from $2.4 million in 1994 to $3.1 million in 1995 and to $3.9 million in 1996 and represented 8%, 7% and 7% of revenues, respectively. These dollar increases resulted primarily from increased staffing to support the Company's growth.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In October 1995, the Company acquired certain assets and liabilities of ShipNet Systems, Inc. ("ShipNet"), a provider of transportation logistics services. The total acquisition cost was $4.9 million, including $200,000 paid in cash, assumption of certain liabilities of $3.3 million, shutdown, relocation and severance expenses of $1.1 million associated with integrating ShipNet's operations, and $300,000 in transaction costs related to the acquisition.

The acquisition was accounted for as a purchase transaction. In connection with the acquisition and in conjunction with the Company's capitalized software policies, $4.3 million of the purchase price was allocated to purchased in-process research and development and charged to operations as technological feasibility had not been established and no alternative future uses existed at the acquisition date. The Company allocated $0.6 million of the purchase price to current assets and property and equipment.

In addition, the Company spent approximately $100,000 and $600,000 in 1995 and 1996, respectively, in order to complete the development of the acquired in-process products.

INTEREST INCOME

Interest income consists primarily of interest earned on cash, cash equivalents and investment securities, including cash accumulated from the Company's initial public offering of common stock in August 1993, as well as subsequent positive cash flow from operations. Interest income increased from $0.7 million in 1994 to $1.5 million in 1995 and to $1.6 million in 1996.

INCOME TAXES

In 1993, the Company established a valuation reserve for its deferred tax assets which primarily consisted of the tax benefits of prior year losses and tax credits, because there was no assurance that sufficient taxable income would be generated in the future to realize these deferred tax assets. The valuation allowance totaled $10.6 million at December 31, 1993. At December 31, 1994, management evaluated its 1994 and 1993 operating results as well as its projections for 1995 and future years and concluded that it was more likely than not that the deferred tax assets would be realized. Accordingly, the valuation allowance was removed resulting in an income tax credit of $8.0 million for the year ended December 31, 1994. The Company's effective income tax rate in 1996 and 1995 was 40%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $30.2 million at December 31, 1995 to $29.4 million at December 31, 1996. Cash, cash equivalents and marketable securities available-for-sale increased from $24.4 million at December 31, 1995 to $34.6 million at December 31, 1996. At December 31, 1996, $10.0 million of marketable securities available-for-sale were classified as non-current assets and therefore were not included in working capital. Total assets increased from $46.6 million at December 31, 1995 to $55.9 million at December 31, 1996, while total liabilities increased from $11.2 million at December 31, 1995 to $12.4 million at December 31, 1997.

During 1995, the Company acquired certain assets ShipNet for $4.9 million including the assumption of certain liabilities, relocation, personnel and transaction costs. The Company disbursed approximately $2.3 million and $1.2 million of such funds in 1995 and 1996 respectively, and expects the remaining funds to be disbursed in 1997.

Income tax net operating loss carryforwards are anticipated to run out during 1997 and will result in an increased use of cash for payment of taxes. Management believes that the cash, cash equivalents and marketable securities available-for-sale at December 31, 1996, and cash anticipated to be generated from future operations will be sufficient for the Company to meet its working capital needs and capital expenditures through 1997. However, the Company may choose to raise additional cash through the sale of equity or debt prior to such time. The Company has no plans to pay dividends with respect to common stock in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS

                            INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE

              Independent Auditors' Report                                20

              Balance Sheets                                              21

              Statements of Earnings                                      22

              Statements of Shareholders' Equity                          23

              Statements of Cash Flows                                    24

              Notes to Financial Statements                               25-32

                             INDEPENDENT AUDITORS' REPORT





Board of Directors and Shareholders
QuickResponse Services, Inc.:

We have audited the accompanying balance sheets of QuickResponse Services, Inc. (the "Company") as of December 31, 1996 and 1995, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of QuickResponse Services, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
San Jose, California
January 30, 1997

                             QUICKRESPONSE SERVICES, INC.
                                    BALANCE SHEETS
                              DECEMBER 31, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)

                                        ASSETS

                                                                                      1996          1995
                                                                                    -------       -------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .    $16,022       $ 6,460
  Marketable securities, available-for-sale. . . . . . . . . . . . . . . . . . .      8,605        17,976
  Accounts receivable - net of allowance for doubtful accounts of $722 and
   $460 in 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,294         8,032
  Deferred income tax assets . . . . . . . . . . . . . . . . . . . . . . . . . .      4,130         4,860
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . .      1,141           812
                                                                                    -------       -------

        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .     39,192        38,140
                                                                                    -------       -------

Property and equipment:
  Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,322         1,052
  Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,017         3,005
  Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,344         1,249
                                                                                    -------       -------
                                                                                      6,683         5,306
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . .      2,747         1,946
                                                                                    -------       -------

        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,936         3,360

Marketable securities, available-for-sale. . . . . . . . . . . . . . . . . . . .      9,985             -
Deferred income tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,308         4,642
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        525           450
                                                                                    -------       -------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $55,946       $46,592
                                                                                    -------       -------
                                                                                    -------       -------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 5,480       $ 3,582
  Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .      3,435         3,437
  Current portion of sublease loss reserves. . . . . . . . . . . . . . . . . . .        861           873
                                                                                    -------       -------

        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .      9,776         7,892
                                                                                    -------       -------

Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        923         1,141
Sublease loss reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,677         2,129
                                                                                    -------       -------

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,376        11,162

Commitments and contingencies (Note 7) . . . . . . . . . . . . . . . . . . . . .          -             -
Shareholders' equity:
  Preferred stock - $.01 par value; 10,000,000 shares authorized; none issued
   and outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -             -
  Common stock - no par value;  20,000,000 shares authorized;  8,407,220
   shares outstanding in 1996 and 8,305,824 in 1995. . . . . . . . . . . . . . .     61,394        59,907
  Unrealized gain on investments . . . . . . . . . . . . . . . . . . . . . . . .         42             -
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (17,866)      (24,477)
                                                                                    -------       -------

        Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .     43,570        35,430
                                                                                    -------       -------

Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . . . .    $55,946       $46,592
                                                                                    -------       -------
                                                                                    -------       -------



                          See notes to financial statements.

                             QUICKRESPONSE SERVICES, INC.
                                STATEMENTS OF EARNINGS
                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             1996        1995        1994
                                                           -------     -------     -------
Revenues . . . . . . . . . . . . . . . . . . . . . . .     $56,746     $42,134     $31,382

Cost of sales. . . . . . . . . . . . . . . . . . . . .      33,802      25,520      19,126
                                                           -------     -------     -------

Gross profit . . . . . . . . . . . . . . . . . . . . .      22,944      16,614      12,256

Operating expenses:
  Sales and marketing. . . . . . . . . . . . . . . . .       6,512       4,707       3,580
  Product development. . . . . . . . . . . . . . . . .       3,127       2,023         961
  General and administrative . . . . . . . . . . . . .       3,863       3,087       2,404
  Purchased in-process research and development. . . .           -       4,318           -
                                                           -------     -------     -------
     Total operating expenses. . . . . . . . . . . . .      13,502      14,135       6,945

Operating earnings . . . . . . . . . . . . . . . . . .       9,442       2,479       5,311

Interest income (net). . . . . . . . . . . . . . . . .       1,577       1,482         669
                                                           -------     -------     -------

Earnings before income taxes . . . . . . . . . . . . .      11,019       3,961       5,980

Income tax expense (benefit) . . . . . . . . . . . . .       4,408       1,574      (7,985)
                                                           -------     -------     -------

Net earnings . . . . . . . . . . . . . . . . . . . . .     $ 6,611     $ 2,387     $13,965
                                                           -------     -------     -------
                                                           -------     -------     -------

Net earnings per common and common share equivalents .       $0.77       $0.28       $1.67
                                                           -------     -------     -------
                                                           -------     -------     -------

Shares used to compute per share amounts . . . . . . .       8,613       8,499       8,379
                                                           -------     -------     -------
                                                           -------     -------     -------



                          See notes to financial statements.

                             QUICKRESPONSE SERVICES, INC.
                          STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (DOLLARS IN THOUSANDS)

                                                                          UNREALIZED
                                                 COMMON STOCK               GAIN ON     ACCUMULATED   SHAREHOLDERS'
                                              SHARES       AMOUNT         INVESTMENT      DEFICIT        EQUITY
                                             ------------------------     ----------    -----------   ------------

Balance, January 1, 1994 . . . . . . . .     7,862,384        $56,314            $ -       $(40,829)       $15,485
Stock option compensation. . . . . . . .             -             35              -              -             35
Exercise of stock options, including tax
  benefit. . . . . . . . . . . . . . . .       238,517          1,765              -              -          1,765
Issuance of common stock under Employee
  Stock Purchase Plan. . . . . . . . . .        13,392            137              -              -            137
Exercise of warrant. . . . . . . . . . .        16,000             40              -              -             40
Net earnings . . . . . . . . . . . . . .             -              -              -         13,965         13,965
                                             ---------      ---------      ---------      ---------      ---------

Balance, December 31, 1994 . . . . . . .     8,130,293         58,291              -        (26,864)        31,427
Stock option compensation. . . . . . . .             -             35              -              -             35
Exercise of stock options, including tax
  benefit. . . . . . . . . . . . . . . .       143,951          1,363              -              -          1,363
Issuance of common stock under Employee
  Stock Purchase Plan. . . . . . . . . .        16,580            180              -              -            180
Exercise of warrant. . . . . . . . . . .        15,000             38              -              -             38
Net earnings . . . . . . . . . . . . . .             -              -              -          2,387          2,387
                                             ---------      ---------      ---------      ---------      ---------

Balance, December 31, 1995 . . . . . . .     8,305,824         59,907              -        (24,477)        35,430
Stock option compensation. . . . . . . .             -             35              -              -             35
Exercise of stock options, including tax
  benefit. . . . . . . . . . . . . . . .        80,190          1,141              -              -          1,141
Issuance of common stock under Employee
  Stock Purchase Plan. . . . . . . . . .        19,206            306              -              -            306
Exercise of warrant. . . . . . . . . . .         2,000              5              -              -              5
Unrealized gain on investments . . . . .                                          42                            42
Net earnings . . . . . . . . . . . . . .             -              -              -          6,611          6,611
                                             ---------      ---------      ---------      ---------      ---------

Balance, December 31, 1996 . . . . . . .     8,407,220        $61,394            $42       $(17,866)       $43,570
                                             ---------      ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------      ---------










                          See notes to financial statements.

                             QUICKRESPONSE SERVICES, INC.
                               STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (DOLLARS IN THOUSANDS)

                                                                                   1996           1995           1994
                                                                                 -------        -------        -------
Operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 6,611        $ 2,387        $13,965
  Adjustment to reconcile net earnings to net cash provided by (used in)
     operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . .         1,153            618            419
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            35             35             64
     Purchased in-process research and development . . . . . . . . . . . -         4,318              -
     Purchase of trading securities - net. . . . . . . . . . . . . . . . -        (8,401)        (3,163)
     Changes in deferred income tax assets . . . . . . . . . . . . . . . .         3,877          1,338         (8,256)
     Changes in:
        Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .        (1,262)        (2,273)        (1,867)
        Prepaid expenses and other . . . . . . . . . . . . . . . . . . . .          (329)          (343)            18
        Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .            (8)            (5)           150
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .         1,898          1,750            285
        Other accrued liabilities. . . . . . . . . . . . . . . . . . . . .         1,149             61            466
        Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . .          (218)           (99)           116
        Sublease loss reserves (net) . . . . . . . . . . . . . . . . . . .          (464)           326           (769)
                                                                                 -------        -------        -------

           Net cash provided by (used in) operating activities . . . . . .        12,442           (288)         1,428

Investing activities:
  Marketable securities - available for sale (net) . . . . . . . . . . . .          (572)         2,335              -
  Purchase of property and equipment . . . . . . . . . . . . . . . . . . .        (1,551)        (2,197)          (518)
  Capitalization of product development costs. . . . . . . . . . . . . . .          (245)          (252)          (133)
  Payment of liabilities assumed in the acquisition of Shipnet . . . . . .        (1,151)        (2,339)             -
                                                                                 -------        -------        -------

           Net cash used in investing activities . . . . . . . . . . . . .        (3,519)        (2,453)          (651)

Financing activities:
  Proceeds from issuance of common stock -net. . . . . . . . . . . . . . .           306            180            137
  Exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . .           328            354            189
  Exercise of warrants . . . . . . . . . . . . . . . . . . . . . . . . . .             5             38             40
  Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . .             -              -           (669)
                                                                                 -------        -------        -------

           Net cash provided by (used in) financing activities . . . . . .           639            572           (303)

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .         9,562         (2,169)           474
Cash and cash equivalents at beginning of year . . . . . . . . . . . . . .         6,460          8,629          8,155
                                                                                 -------        -------        -------

Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . .       $16,022        $ 6,460        $ 8,629
                                                                                 -------        -------        -------
                                                                                 -------        -------        -------

 Other cash flow information:
  Interest paid during the year. . . . . . . . . . . . . . . . . . . . . .       $     -        $     -        $    73
                                                                                 -------        -------        -------
                                                                                 -------        -------        -------
  Taxes paid during the year . . . . . . . . . . . . . . . . . . . . . . .       $   498        $   284        $   129
                                                                                 -------        -------        -------
                                                                                 -------        -------        -------

 Noncash investing and financing activities:
  Conversion of accounts receivable from Uniquest to subordinated note
     Conversion of accounts receivable from Uniquest to subordinated
     note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     -        $     -        $ 2,178
  Tax benefit from non-qualified stock options exercised . . . . . . . . .           813          1,009          1,576
  Assumption of liabilities related to ShipNet acquisition . . . . . . . .             -          4,724              -
  Assumption of accounts receivable, property and equipment, and other
     assets related to ShipNet acquisition . . . . . . . . . . . . . . . .             -            406              -
  Unrealized gains on marketable securities, available-for-sale. . . . . .            42              -              -


                                            See notes to financial statements

                             QUICKRESPONSE SERVICES, INC.
                            NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS

QuickResponse Services, Inc. provides electronic commerce and merchandise logistics solutions that optimize its customers' performance throughout the retail demand chain. The Company's products include The QRS Catalog, Collaborative Replenishment Services, Electronic Data Interchange and related network services and transportation services including Logistics Management Systems and EasyEDI-SM-.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION
All services revenues are recognized in the month in which the service is performed.

PRODUCT DEVELOPMENT COSTS
The Company capitalizes certain development costs related to its product offerings based upon the establishment of technological feasibility. Capitalized development costs are amortized over various periods up to three years. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. Costs incurred to maintain existing product offerings are expensed as incurred.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, which are generally five years or the life of the lease, whichever is shorter. Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $924,000, $516,000 and $353,000,
respectively.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

MARKETABLE SECURITIES,  AVAILABLE-FOR-SALE
Effective April 1, 1995, the Company determined that its portfolio of marketable debt securities met the criteria for being classified as "Available for Sale" under Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Previously the Company had classified its marketable securities as "Trading Securities" under that Standard. There was no effect on the financial statements of the change in classification of these marketable debt securities, since the cost of such securities approximated the fair market value at March 31, 1995. The Company classifies those marketable securities which mature in less than one year as short-term marketable securities.

EARNINGS PER SHARE
Primary earnings per share is based on the weighted average of common and common equivalent shares outstanding, which includes stock options and warrants if dilutive.

STOCK OPTION COMPENSATION
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" effective for the Company's year ended December 31, 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed under provisions of SFAS No. 123, the Company has chosen to continue the intrinsic value based method and provide pro forma disclosures of net earnings and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted; therefore such adoption has no effect on the Company's earnings or cash flows. See Note 10.

USE OF ESTIMATES
The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform with the 1996 presentation.

3.  MARKETABLE SECURITIES, AVAILABLE FOR SALE

Marketable securities, available-for-sale are summarized as follows (in thousands):

                                               GROSS
                                             AMORTIZED     UNREALIZED     UNREALIZED
                                                COST          GAINS         LOSSES       FAIR VALUE
                                            ----------     ----------     ----------     ----------

    December 31, 1996
    Debt issued by:
    Government/Agencies                        $ 7,965            $20             $-        $ 7,985
    Corporate bonds                             10,583             22              -         10,605
                                            ----------     ----------     ----------     ----------
    Total marketable securities                 18,548             42              -         18,590
    Long-term marketable
       securities, available-for-sale            9,965             20              -          9,985
                                            ----------     ----------     ----------     ----------
    Short-term marketable
       securities, available-for-sale          $ 8,583            $22             $-        $ 8,605
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------


    December 31, 1995
    Debt issued by:
    Government/Agencies                        $ 2,511             $-             $-        $ 2,511
    Corporate bonds                             15,466              -              -         15,466
                                            ----------     ----------     ----------     ----------
    Total short -term marketable
       securities, available-for-sale          $17,976             $-             $-        $17,976
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------


The long-term marketable securities held at December 31, 1996 have contractual maturities of two years or less.

4.  INCOME TAXES

The Company accounts for income taxes using the asset and liability method under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The Company provides a deferred tax expense or benefit for differences between financial accounting and tax reporting. Deferred income taxes represent operating loss carryforwards, tax credit carryforwards and future net tax effects resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax expense (credit) for the years ended December 31, 1996, 1995 and 1994 consisted of (in thousands):

                             1996           1995           1994
                           -------        -------        -------
         Current:
             Federal        $  906         $  127         $2,394
             State             438            284            662
                           -------        -------        -------
                             1,344            411          3,056
                           -------        -------        -------

         Deferred:
             Federal         2,519          1,303        (10,439)
             State             545           (140)          (602)
                           -------        -------        -------
                             3,064          1,163        (11,041)
                           -------        -------        -------

             Total          $4,408         $1,574        $(7,985)
                           -------        -------        -------
                           -------        -------        -------

Significant components of the Company's deferred tax balances as of December 31, 1996 and 1995 are as follows (in thousands):

                                                         DECEMBER 31,   DECEMBER 31,
                                                             1996           1995
                                                         ------------   ------------
 Deferred tax assets:
   Minimum tax credit carryforwards. . . . . . . . . .         $  391         $  345
    Net operating loss carryforwards . . . . . . . . .          1,916          4,160
    Research and development credit carryforwards. . .            899          1,152
    Purchased in-process research and development. . .            973          1,288
    Allowance for doubtful accounts. . . . . . . . . .            282            111
    Other reserves not currently deductible. . . . . .          1,807          1,644
    Depreciation . . . . . . . . . . . . . . . . . . .              -            266
    Deferred rent. . . . . . . . . . . . . . . . . . .            399            513
    State taxes. . . . . . . . . . . . . . . . . . . .             39             97
                                                         ------------   ------------

       Total deferred income tax assets. . . . . . . .          6,706          9,576

 Deferred tax liabilities:
    Depreciation . . . . . . . . . . . . . . . . . . .            126              -
    Deducted research and development expenses . . . .            142             74
                                                         ------------   ------------
    Total deferred income tax liabilities. . . . . . .            268             74
                                                         ------------   ------------

       Deferred income tax assets. . . . . . . . . . .         $6,438         $9,502
                                                         ------------   ------------
                                                         ------------   ------------


A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows (dollars in thousands):

                                                                      DECEMBER 31,
                                          -------------------------------------------------------------------
                                                 1996                     1995                   1994
                                          -------------------     -------------------     -------------------
                                          -------     -------     -------     -------     -------     -------
Provision at statutory tax rate. . . .     $3,746         34%      $1,347         34%      $2,034         34%
State income taxes, net of federal
   tax benefit . . . . . . . . . . . .        649           6         243           6         383           7
Change in deferred tax assets, net
   of benefit. . . . . . . . . . . . .          -           -           -           -     (10,533)       (176)
Other. . . . . . . . . . . . . . . . .         13           -         (16)          -         131           2
                                          -------     -------     -------     -------     -------     -------

Total. . . . . . . . . . . . . . . . .     $4,408         40%      $1,574         40%     $(7,985)       (133)%
                                          -------     -------     -------     -------     -------     -------
                                          -------     -------     -------     -------     -------     -------


In 1993, the Company estimated a valuation reserve for its deferred tax assets which primarily consisted of the tax benefits of prior year losses and tax credits because there was no assurance that sufficient taxable income would be generated in the future to realize these deferred tax assets. The valuation allowance totaled $10,623,000 at December 31, 1993. At December 31, 1994, management evaluated its 1994 and 1993 operating results as well as its projections for 1995 and future years and concluded that it was more likely than not that the deferred tax assets would be realized. Accordingly, the valuation allowance was removed resulting in an income tax credit of $7,985,000 for the year ended December 31, 1994.

For income tax purposes, the Company had federal operating loss carryforwards at December 31, 1996 of approximately $5,634,000 which expire in 2008. In addition, the Company has federal research and development credit carryforwards of approximately $899,000 which expire from 2005 to 2012, and federal credits for prior year minimum tax paid of $391,000 which have an indefinite life.
Section 382 of the Internal Revenue Code imposes limitations on the utilization of loss and credit carryforwards when changes in control, as defined, have occurred. Primarily as a result of the sale of shares in the Company's public offering in 1993, a change of control occurred. As a result, the utilization of the loss and credit carryforwards is limited to approximately $4,300,000 annually under Section 382. The Company does not believe that the Section 382 limitations will result in the loss of any benefits related to the carryforwards.

5.  ACQUISITION OF SHIPNET SYSTEMS, INC. ("SHIPNET")

In October 1995, the Company acquired certain assets and liabilities of ShipNet Systems, Inc. ("ShipNet"), a provider of transportation logistics services. The total acquisition cost was $4,902,000, comprised of $200,000 paid in cash, assumption of certain liabilities of $3,302,000, shutdown, relocation and severance expenses of $1,100,000 associated with rationalizing ShipNet's operations, and $300,000 in transaction costs related to the acquisition.

The acquisition was accounted for as a purchase transaction. In connection with the acquisition and in conjunction with the Company's capitalized software policies, $4,318,000 of the purchase price was allocated to in-process research and development and, as technological feasibility had not been established and no alternative future uses existed at the acquisition date, charged to operations. The Company allocated $584,000 of the purchase price to current assets and property and equipment.

6. SUBLEASE LOSS RESERVES

On May 20, 1993, the Company divested its software and services business to Uniquest, a publicly held company. In connection with the sale, the Company entered into various agreements with the buyer, including the sublease of approximately 40,000 square feet of office space through June 30, 2000. Minimum monthly lease payments ranged from $53,000 to $75,000 through the seven-year term of the lease.

At December 31, 1993, Uniquest owed the Company approximately $1,358,000 which was delinquent under sublease and data center cost sharing agreements. As a result, the Company provided an allowance of $1,018,000 against these receivables and made additional provisions of $2,009,000 against nonpayment of future obligations. The result of the allowance and provision described was to reduce the gain from sale of the software and services business by $3,027,000. A $1,700,000 reserve provided in 1992 for lease payments related to another vacant building was added to sublease loss reserves at December 31, 1993.

In May 1995, Uniquest entered into voluntary bankruptcy and subsequently dissolved, resulting in the termination of the Company's sublease with Uniquest. The Company received a payment of $923,000 and wrote off the balance of a note for delinquent rent and data cost sharing amounts of approximately $1,158,000 against the sublease loss reserves. The Company filed a claim with the Creditors' Committee for unsecured amounts owed by Uniquest totaling approximately $750,000.

At December 31, 1996, the Company maintains sublease loss reserves of $2,538,000. The Company may recognize additional gain from sale of the software and services business at such time that all outstanding matters with the discontinued business are resolved.

During 1995 and 1994, the Company recorded $164,000, and $624,000 as sublease income and $77,000 and $1,102,000 as data center cost reimbursements from Uniquest as reductions of occupancy expense and data center-cost of sales, respectively.

7.  COMMITMENTS AND CONTINGENCIES

The Company leases office buildings and certain equipment under various non-cancelable operating lease agreements expiring through the year 2000. The leases for office buildings generally provide renewal options and additional rents based on increases in operating expenses of the buildings.

The Company's corporate building lease agreement provides for significant periods of "free rent" when no cash is required. The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. During the periods of "free rent", this expense creates a deferred liability which is amortized to expense over the life of the lease.

Total rent expense charged to continuing operations for the years ended December
31, 1996, 1995 and 1994 was   $1,331,000, $1,272,000 and $1,536,000
respectively.

At December 31, 1996, future minimum payments under long-term operating leases are as follows (in thousands):

                 Year ending December 31:
                   1997. . . . . . . . . . . . . . . .    $1,598
                   1998. . . . . . . . . . . . . . . .     1,509
                   1999. . . . . . . . . . . . . . . .     1,437
                   2000. . . . . . . . . . . . . . . .       715
                                                          ------

                 Total                                    $5,259
                                                          ------
                                                          ------

The Company has an agreement with IBM Global Network ("IGN") for the purchase of $80 million of network services over a five-year period which began January 1, 1993. The Company has fulfilled its purchase obligation under this agreement. In the fourth quarter of 1996, the Company received further discount concessions from IGN without any other material changes in the terms of its agreement.
Based upon the current relationship with IGN, the Company anticipates an ability to renew the agreement beyond December 31, 1997.

8.  MAJOR RETAILER TRADING PARTNERSHIP PROGRAMS

Although none of the Company's customers accounted for more than 10% of its revenues for any of the three years in the period ended December 31, 1996, trading activities of three of the Company's retail customers, and their vendors, represent a significant amount of the Company's business. Because of the large number of vendors that transact business with each of these and other retailers, the difficulty of allocating vendor EDI services to any particular retailer trading partnership program, and differences in the manner in which vendors and retailers allocate the cost of EDI services among each other, the Company cannot precisely attribute revenues to particular retailer trading partnership programs. Revenues attributable to three major retailers, and their vendors, amounted to approximately $19 million, $16 million and $14 million in 1996, 1995 and 1994, respectively. Such amounts represented 34%, 38%, and 45% of revenues for the years ended December 31, 1996, 1995 and 1994, respectively.

9.  RETIREMENT SAVINGS PLAN

The Company has a defined contribution retirement savings plan for all eligible employees. Until December 31, 1994, the Company made discretionary matching contributions of up to 50% of each employee's contribution to a maximum of $2,000 for the year . The plan was modified, effective January 1, 1995, to allow discretionary matching employer contributions of up to 50% of the maximum allowable employee contribution ($9,500 in 1996 and $9,240 in 1995 and 1994). The amount charged to continuing operations during 1996, 1995 and 1994 was approximately $ 238,000, $135,000 and $45,000, respectively.

10.  COMMON  STOCK, STOCK OPTIONS AND WARRANTS

In 1989, the Board of Directors approved a Non-Qualified Stock Option Plan (the "Plan"). The Plan was amended in 1990. The Plan provides for the granting of options to certain employees and directors to purchase shares of common stock of the Company at prices determined by the Board of Directors.

In June 1993, the Board of Directors adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for the purchase of common stock by eligible employees. A total of 150,000 shares of common stock has been reserved for purchase under the Purchase Plan. The purchase price per share is 85% of the lower of (i) the fair market value of the common stock on the participant's entry date (first business day in January, April, July and October each year) into a purchase period (first business day in January and through the last business day in December each year) or (ii) the fair market value on the annual purchase date (the last business day in December each year). For a participant whose entry date is subsequent to the start date of the purchase period (first business day in January each year), the clause (i) value will not be less than the fair market value of the common stock on the start date of the purchase period. In 1996 and 1995, employees acquired 19,206 and 16,580 shares of common stock, respectively, under the Purchase Plan.

In June 1993, the Board of Directors also approved the 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"). A total of 1,850,000 shares of common stock has been reserved for issuance under this plan. The 1993 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which key employees (including officers), certain non-employee directors and consultants may, at the discretion of the Plan Administrator, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of the fair market value of such shares on the grant date, (ii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to certain non-employee members of the Board to purchase shares of Common Stock at an exercise price equal to 100% of the fair market value of the option shares on the grant date, and (iii) the Stock Issuance Program under which key employees (including officers), certain non-employee and consultants may, in the Plan Administrator's discretion, be issued shares of Common Stock directly, either through the purchase of such shares at a price not less than 85% of their fair market value at the time of issuance or as a bonus tied to the performance of services or the Company's attainment of financial objectives, without any cash payment required of the recipient.

All outstanding options under the 1993 Stock Option/Stock Issuance Plan (the "1993 Plan") have been granted at fair market value on the date of grant and vest in equal annual installments over periods up to four years. Outstanding options granted under earlier plans were granted in fair market value or lesser values, and vest over different periods, primarily over periods up to four years.

Shareholders approved additional allocations of 500,000 shares of common stock to the stock option pool under the 1993 Stock Option/ Issuance Plan in each of May 1995 and May 1996 (1,000,000 shares total).

The following table shows the activity in the Company's stock option plans:



                                                                                                                    WEIGHTED
                                                                                                                     AVERAGE
                                                                                                    NUMBER OF       EXERCISE
                                                                                                     OPTIONS          PRICE
                                                                                                    ---------       --------

 Balance, January 1, 1994 (198,414 exercisable at $0.31 weighted average price per share). . .        630,256        $  3.83
   Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        237,500          13.56
   Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (238,517)          0.79
   Canceled. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (85,877)         16.73
                                                                                                    ---------        -------
 Balance, December 31, 1994 (97,469 exercisable at $5.25 weighted average price per share) . .        543,362           7.45
   Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        294,000          17.98
   Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (143,951)          2.46
   Canceled. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (24,125)         12.79
                                                                                                    ---------        -------
 Balance, December 31, 1995 (93,276 exercisable at $9.72 weighted average price per share) . .        669,286          12.94
   Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        265,750          29.75
   Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (80,190)          4.09
   Canceled. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (15,500)         12.82
                                                                                                    ---------        -------
 Balance, December 31, 1996 (205,408 exercisable at $13.70 weighted average price per share) .        839,346         $19.11
                                                                                                    ---------        -------
                                                                                                    ---------        -------



Warrants issued in connection with a line of credit and the public offering to purchase 21,756 shares of common stock at $2.50 to $18.50 were outstanding at December 31, 1996. Options to purchase approximately 500,996 shares of common stock are available for future grants under the plans.

The Company applies APB Opinion 25 and related Interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net earnings and net earnings per share would have been decreased to the proforma amounts indicated in the following table. As 1996 is the initial phase-in period for applying this Statement, the proforma results indicated are not necessarily representative of the effects on proforma disclosures of net earnings for future periods as they exclude options that were granted prior to January 1, 1995, with vesting periods in 1995 and later.

                                             YEARS ENDED DECEMBER 31,
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       -------------------------------------

                                            1996                  1995
                                       ---------------       ---------------

          Net earnings as reported              $6,611                $2,387
                                       ---------------       ---------------
                                       ---------------       ---------------
          Proforma                              $5,489                $2,021
                                       ---------------       ---------------
                                       ---------------       ---------------


          Net earnings per share as
           reported                             $ 0.77                $ 0.28
                                       ---------------       ---------------
                                       ---------------       ---------------
          Proforma                              $ 0.64                $ 0.24
                                       ---------------       ---------------
                                       ---------------       ---------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1996 and 1995 under the 1993 Stock Option/Stock Issuance Plan and for purchases made in 1996 and 1995 under the Employee Stock Purchase Plan: risk-free interest rates of 6.07% in 1996 and 5.91% in 1995; expected volatility of 51%; expected lives in both years of 18 months beyond each incremental vesting period (total life of 2 to 5.5 years, depending upon each grant's individual vesting schedule). No dividends are assumed for any plan in either year. The weighted average fair value of options granted during 1996 and 1995 was $13.27 and $8.05, respectively.

The status of options outstanding as of December 31, 1996 is summarized as follows:

                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
  --------------------------------------------------------  ----------------------

                                   WEIGHTED
                                    AVERAGE      WEIGHTED                 WEIGHTED
                                   REMAINING     AVERAGE                  AVERAGE
 RANGE OF EXERCISE      NUMBER    CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
      PRICES         OUTSTANDING     LIFE         PRICE     EXERCISABLE    PRICE
 -----------------   -----------  -----------    --------   -----------   --------
      $  0.25-2.50        14,947          6.0     $  2.06        11,947     $ 1.94
         5.25-9.00        89,964          6.3        5.92        49,089       6.03
       10.37-14.13       172,435          7.8       12.61        46,435      11.55
       16.00-19.13       256,250          8.6       17.64        74,187      17.65
       20.75-23.00        40,000          8.4       21.17        12,500      21.54
       28.00-29.25       235,750          9.9       29.02         3,750      28.00
       36.56-36.56        30,000          9.4       36.56         7,500      36.56
 -----------------   -----------  -----------    --------   -----------   --------
      $ 0.25-36.56       839,346          8.5     $ 19.11       205,408     $13.70
 -----------------   -----------  -----------    --------   -----------   --------
 -----------------   -----------  -----------    --------   -----------   --------


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                       PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                          AGE              POSITION
----                          ---              --------
Peter R. Johnson (2)(3)(4)    48     Chairman of the Board of Directors and the Nomination Committee
Lynn Hazlett                  60     President, Chief Executive Officer and Director
Paul Benchener                51     Vice President, Marketing
Stephen Brown                 40     Vice President, Sales
Kathleen Dell                 40     Vice President, Demand Chain Products
Shawn M. O'Connor             37     Vice President, Chief Financial Officer and Secretary
John S. Simon                 39     Executive Vice President
Philip Swift                  46     Vice President, Product Development
Tania Amochaev (4)            47     Director, Chairman of the Executive Committee
Steven D. Brooks (2)(3)(4)    45     Director, Chairman of the Audit Committee
John P. Dougall               53     Director
Garth Saloner (1)(2)          42     Director
Philip Schlein (1)            63     Director
Garen K. Staglin (1)(3)(4)    52     Director, Chairman of the Compensation Committee


(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee
(3)  Member of the Nomination Committee
(4)  Member of the Executive Committee

Mr. Johnson founded the Company in 1985 and has been Chairman of the Board since the Company's inception. Mr. Johnson served as the Chief Executive Officer of the Company from inception to March 1991 and again from January 1992 to May 1993. Before founding the Company, Mr. Johnson was a corporate general manager of the Myer Emporium Limited, a large retailer in Australia. Mr. Johnson served as the Chief Executive Officer of Uniquest Incorporated from December 1993 to December 1994. From 1995 to the present, Mr. Johnson was a private investor and a consultant to technology companies.

Dr. Hazlett was named a director of the Company in 1994 and was named President and Chief Executive Officer in February 1997. Dr. Hazlett served as Vice President, Business Systems at VF Corporation, a global apparel manufacturer, from 1989 to 1994. From 1984 to 1989, Dr. Hazlett served as President and Chief Executive Officer of Information and Communications, Inc., a division of Carson Pirie Scott & Company, a conglomerate comprised of 33 department stores, 400 specialty stores and a mail order catalog business. Dr. Hazlett also served as Corporate Vice President and Chief Information Officer at Levi Strauss.

Mr. Benchener joined the Company in August 1996 as Vice President, Marketing. Prior to joining the Company, from 1992 to 1996, Mr. Benchener was Director of Global Quick Response Services at Levi Strauss & Co, a manufacturer of apparel. From 1976 to 1991, Mr. Benchener held various positions with Levi Strauss & Co. Mr. Benchener current serves as Chair of the Voluntary Interindustry Commerce Standards Board ("VICS") and on the Executive Committee of the Uniform Code Council ("UCC").

Ms. Dell joined the Company in February 1993 as Vice President, Marketing and
became Vice President, Demand Chain Products in September 96.   The Company has
accepted Ms. Dell's resignation effective March 31, 1997. Before joining the Company, from 1987 to 1993, Ms. Dell held various management positions with General Electric Medical Systems, a manufacturer and designer of diagnostic medical imaging equipment and services.

Mr. Brown joined the Company in June 1995 as Vice President, Sales. Prior to joining the Company, from 1984 to 1995, Mr. Brown held various management positions with FedEx, a global transportation and logistics firm.

Mr. O'Connor joined the Company in February 1995 and became Vice President, Chief Financial Officer and Secretary in March 1995. Before joining the Company, from 1992 to 1994, Mr. O'Connor was Vice President and Chief Financial Officer
for Diasonics Ultrasound, Inc, a medical equipment manufacturer.   From 1988 to
1992, Mr. O'Connor held various management positions, including Chief Financial Officer with Diasonics, Inc.

Mr. Simon has held various positions with the Company since 1988, and currently serves as Executive Vice President. From 1980 to 1988, Mr. Simon was employed by Carter Hawley Hale Stores, Inc., a retail company, most recently as Senior Program Manager of its Information Services Division, and prior to that held a number of merchandising, store management, and information services positions.

Mr. Swift joined the Company in October 1996 as Vice President, Product Development. Before joining the Company, from 1992 to 1996, Mr. Swift was Department Head of Information Products at VISA, a credit card transaction processing company. From 1989 to 1991, Mr. Swift was Senior Project Manager at Matson Navigation, a shipping company.

Ms. Amochaev was named a director in May 1993 and was named Chairman of the Executive Committee of the Board of Directors in February 1997. Ms. Amochaev served as the President of the Company from May 1992 until February 1997, and as Chief Executive Officer from May 1993 until February 1997. Before joining the Company, from 1988 to 1992, Ms. Amochaev was Chief Executive Officer of Natural Language, Inc., a client server database tool software company. From 1984 to 1987, Ms. Amochaev was President and Chief Executive Officer of Comserv Corporation, a manufacturing applications software company that was sold in 1987 to Management Science America. Ms. Amochaev currently serves as a director of Walker Interactive Systems, Inc., a financial software company, and Government Technology Services, Inc., a government software company.

Mr. Brooks was named a director of the Company in January 1994. From 1996 to the present, Mr. Brooks was a private investor and a consultant to technology companies. From 1994 to 1996, Mr. Brooks served as Managing Director and Head of Global Technology Investment Banking at Union Bank of Switzerland Securities, LLC. From 1986 to 1988, Mr. Brooks served as Managing Partner of investment banking at Robertson, Stephens & Co., a San Francisco-based investment bank. From 1988 to 1994, Mr. Brooks was a private investor and consultant to high-technology firms. Mr. Brooks is a Director of Paychex, Inc., a national payroll processing and business services company, as well as several private companies.

Mr. Dougall has been a director of the company since July 1990. Mr. Dougall has been employed since November 1996 by Aristocrat Leisure Limited, an Australian publicly listed company and a supplier to gambling and entertainment companies, where he currently serves as Chairman and Chief Executive Officer. From January 1992 to September 1996, Mr. Dougall served as Chief Executive Officer of AWA Limited, an electronics and telecommunications company. Mr. Dougall held various executive positions with the Company from July 1990 to January 1992, serving as President of the Company from February 1991 to June 1991. and as President and Chief Executive Officer from June 1991 to January 1992. From February 1988 to June 1990, Mr. Dougall was the Executive Director of Paxus Corporation, a software services and outsourcing firm.

Mr. Saloner was named a director of the Company in December 1993. Mr. Saloner has served as the Robert A. Magowan Professor of Strategic Management and Economics at the Graduate School of Business at Stanford University since 1990. He also serves as Associate Dean for Academic Affairs and Director of Research and Course Development at Stanford. From 1982 to 1990, Mr. Saloner taught as a professor in the Economics Department of the Massachusetts Institute of Technology.

Mr. Schlein was named a director of the Company in February 1996. Mr. Schlein has been a general partner of BMS Partners L.P., a venture partner of U.S. Venture Partners, a venture capital firm, since April 1985. Mr. Schlein held various executive positions with R.H. Macy & Company, Inc. from September 1957 to December 1973 and was President and Chief Executive Officer of Macy's California division from January 1974 to January 1985. Mr. Schlein currently serves as a director of Burnham Pacific Incorporated, a commercial real estate development and leasing company, Ross Stores, a clothing store chain, and Resound Corporation, a hearing device manufacturing company. Additionally, Mr. Schlein has previously served as a director of Apple Computer, Inc.

Mr. Staglin was named a director of the Company in 1991. Since 1991, Mr. Staglin has served as the Chief Executive Officer and Chairman of the Board of Directors of Safelite Glass Corporation, a replacement auto glass manufacturing and retailing company. From 1980 to 1991, Mr. Staglin was a Vice President and General Manager of Automatic Data Processing, a computer networking services company. Mr. Staglin currently serves as a director of First Data Corporation, a supplier of computer services for credit card processing and other financial services, Cybercash, Inc., a provider of secure transaction services for the Internet, and Grimes Aerospace Corporation, a manufacturer of aircraft replacement parts and repair services. In 1994, he was named a member of the Advisory Council to the Stanford Graduate School of Business.

ITEM 11.   EXECUTIVE COMPENSATION

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in Part III, Item 11 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended December 31, 1996, with the Securities and Exchange Commission, a definitive proxy statement pursuant to Regulation 14A in connection with its 1997 Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in Part III, Item 12 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended December 31, 1996, with the Securities and Exchange Commission, a definitive proxy statement pursuant to Regulation 14A in connection with its 1997 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in Part III, Item 13 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended December 31, 1996, with the Securities and Exchange Commission, a definitive proxy statement pursuant to Regulation 14A in connection with its 1997 Annual Meeting of Stockholders.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed or incorporated by reference as part of this Form 10-K:

(A) ITEMS FILED AS PART OF REPORT:

    1.   FINANCIAL STATEMENTS
         Independent Auditors' Report
         Balance Sheets
         Statements of Earnings
         Statements of Shareholders' Equity
         Statements of Cash Flows
         Notes to Financial Statements

    2.   FINANCIAL STATEMENT SCHEDULES

         All schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(B) REPORTS ON FORM 8-K

    None

(C) EXHIBITS

EXHIBIT
NO.                DESCRIPTION

3.1   Amended and Restated Articles of Incorporation of the Company.*

3.2   Amended and Restated Bylaws of the Company (corrected)

4.1   Specimen of Common Stock Certificate of the Registrant.*

10.1  1993 Stock Option/Stock Insurance Plan and forms of agreement thereunder.*

10.2  Employee Stock Purchase Plan*.

10.3  Form of 1990 Nonqualified Stock Option Agreement.*

10.4 Employment Agreement dated April 22, 1992 between the Registrant and Tania Amochaev.*

10.5 Employment Agreement dated March 1, 1993 between the Registrant and Tania Amochaev.*

10.6  Form of Indemnification Agreement.*

10.7 Lease Agreement dated April 27, 1990 between the Registrant and Schooner Drive Associates, a California Limited Partnership.*

10.8  Sublease dated May 1, 1993 between the Registrant and PRJ&, Inc.*

10.9 Preferred Stock Purchase and Debt Consolidation Agreement, dated as of March 22, 1991 among the Registrant, Peter R. Johnson and International Business Machines Corporation.*

10.10 First Amendment dated as of May 20, 1993 to the Preferred Stock Purchase and Debt Consolidation Agreement among the Registrant, Peter R. Johnson, and International Business Machines Corporation.*

10.11 Replacement Consolidated Convertible Notes dated March 22, 1991 issued to International Business Machines Corporation.*

10.12 Security Agreement dated as of March 22, 1991 between the Registrant and International Business Machines Corporation.*

10.13 Warrant dated March 22, 1991 issued to International Business Machines Corporation.*

10.14 License Agreement dated March 22, 1991 between the Registrant and International Business Machines Corporation.*

10.15 First Amendment dated as of May 20, 1993 to the License Agreement between the Registrant and International Business Machines Corporation.*

10.16 Maintenance and Support Agreement dated March 22, 1991 between the Registrant and International Business Machines Corporation.*

10.17 First Amendment dated as of May 20, 1993 to the Maintenance and Support Agreement between the Registrant and International Business Machines Corporation.*

10.18 Marketing Agreement dated March 22, 1991 between the Registrant and International Business Machines Corporation.*

10.19 Common Stock Purchase Agreement dated April 3, 1989 by and among Registrant and Retail Shopping International (Aust.) Pty. Ltd., Barclays Investment Pty. Ltd., and Peter R. Johnson.*

10.20 Business Loan Agreement dated May 30, 1990 between Registrant and Silicon Valley Bank as amended on June 3, 1993.*

10.22 Warrant dated July 16, 1992 issued to Steven D. Brooks.*

10.23 Warrant dated March 31, 1993 issued to Steven D. Brooks.*

10.24**Volume Discount Agreement dated December 16, 1991 between the Registrant and International Business Machines Corporation.*

10.25 Facilities and Cost Sharing Agreement dated May 1, 1993 between the Registrant and PRJ&, Inc.*

10.26 Data Center Services Agreement dated April 30, 1993 between the Registrant and PRJ&, Inc.*

10.27 Agreement and Plan of Merger dated May 20, 1993 among the Registrant, Uniquest Incorporated, PRJ Acquisition Corp. and PRJ&, Inc.*

10.28 Consent and Release Agreement dated as of May 20, 1993 among the Registrant, PRJ&, Inc., Peter R. Johnson, Uniquest Incorporated and International Business Machines Corporation.*

10.29 Separation Agreement dated May 1, 1993 between the Registrant and PRJ&, Inc.*

10.30 Assignment, Bill of Sale and Assumption Agreement dated as of May 20, 1993 between the Registrant and PRJ&, Inc.*

10.31 Escrow Agreement dated May 20, 1993 among the Registrant, Uniquest Incorporated and Bank of America NT&SA.*

10.32 Pledge Agreement dated as of May 20, 1993 between the Registrant and International Business Machines Corporation.*

10.33 Agreement dated as of July 13, 1993 between the Registrant and International Business Machines Corporation.*

10.34 **Advantis Industry Remarketer Agreement dated as of January 6, 1994 between Advantis and the Registrant.

10.35 Uniquest Forbearance Agreement

10.36***International Remarketer Agreement dated as of November 11, 1996 between
      Advantis and the Registrant.

10.37***Employment Agreement dated as of February 6, 1997 between Registrant and
      Lynn Hazlett.

11.1  Computation of Earnings Per Share - Primary and Fully-diluted

23.1  Consent of Deloitte & Touche LLP, independent auditors

24.1  Power of Attorney

27.1  Financial Data Schedule


* Incorporated by reference to Exhibit of same number of the Registrant's Registration Statement on Form S-1 (Registration No. 33-63938).
**   Confidential treatment has been granted with respect to portions of this document.
*** Confidential treatment has been requested with respect to portions of this document.

                                      SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of March, 1997.

                                  QUICKRESPONSE SERVICES, INC.


                                  /s/ Shawn M. O'Connor
                                  ---------------------------------------------
                                  Shawn M. O'Connor, Vice President,
                                  Chief Financial Officer and Secretary

                                  POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Tania Amochaev, acting alone, his or her true and lawful attorney-in-fact with authority to execute in the name of each person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 1996 necessary or advisable to enable QuickResponse Services, Inc. to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended December 31, 1996 has been signed by the following persons in the capacities indicated and on the dates indicated.

SIGNATURE                                                        DATE

/s/ H. Lynn Hazlett                                          March 6, 1997
---------------------------------------------------------
H. Lynn Hazlett, President, Chief Executive Officer,
  and Director (Principal Executive Officer)

/s/ Peter R. Johnson                                         March 6, 1997
---------------------------------------------------------
Peter R. Johnson, Chairman of the Board of Directors

/s/ Tania Amochaev                                           March 6, 1997
---------------------------------------------------------
Tania Amochaev, Director

/s/ Steven D. Brooks                                         March 6, 1997
---------------------------------------------------------
Steven D. Brooks, Director

/s/ John P. Dougall                                          March 6, 1997
---------------------------------------------------------
John P. Dougall, Director

/s/ Philip Schlein                                           March 6, 1997
---------------------------------------------------------
Philip Schlein, Director

/s/ Garen K. Staglin                                         March 6, 1997
---------------------------------------------------------
Garen K. Staglin, Director

/s/ Garth Saloner                                            March 6, 1997
---------------------------------------------------------
Garth Saloner, Director

/s/ Shawn M. O'Connor                                        March 6, 1997
---------------------------------------------------------
Shawn M. O'Connor, Vice President, Chief Financial
Officer and Secretary (Principal Financial Officer)

EXHIBIT INDEX
EXHIBIT
NUMBER        DESCRIPTION                             SEQUENTIAL PAGE NUMBER

3.1   Amended and Restated Articles of Incorporation of the Company.*

3.2   Amended and Restated Bylaws of the Company (corrected).

4.1   Specimen of Common Stock Certificate of the Registrant.*

10.1  1993 Stock Option/Stock Insurance Plan and forms of agreement thereunder.

10.2  Employee Stock Purchase Plan*.

10.3  Form of 1990 Nonqualified Stock Option Agreement.*

10.4  Employment Agreement dated April 22, 1992 between the
      Registrant and Tania Amochaev.*

10.5  Employment Agreement dated March 1, 1993 between the
      Registrant and Tania Amochaev.*

10.6  Form of Indemnification Agreement.*

10.7 Lease Agreement dated April 27, 1990 between the Registrant and Schooner Drive Associates, a California Limited Partnership.*

10.8  Sublease dated May 1, 1993 between the Registrant and PRJ&, Inc.*

10.9 Preferred Stock Purchase and Debt Consolidation Agreement, dated as of March 22, 1991 among the Registrant, Peter R. Johnson and International Business Machines Corporation.*

10.10 First Amendment dated as of May 20, 1993 to the Preferred Stock Purchase and Debt Consolidation Agreement among the Registrant, Peter R. Johnson, and International Business Machines Corporation.*

10.11 Replacement Consolidated Convertible Notes dated March 22, 1991 issued to International Business Machines Corporation.*

10.12 Security Agreement dated as of March 22, 1991 between the Registrant and International Business Machines Corporation.*

10.13 Warrant dated March 22, 1991 issued to
      International Business Machines Corporation.*

10.14 License Agreement dated March 22, 1991 between the Registrant and International Business Machines Corporation.*

10.15 First Amendment dated as of May 20, 1993 to the License Agreement between the Registrant and International Business Machines Corporation.*

10.16 Maintenance and Support Agreement dated March 22, 1991 between the Registrant and International Business Machines Corporation.*

10.17 First Amendment dated as of May 20, 1993 to the Maintenance and Support Agreement between the Registrant and International Business Machines Corporation.*

10.18 Marketing Agreement dated March 22, 1991 between the Registrant and International Business Machines Corporation.*

10.19 Common Stock Purchase Agreement dated April 3, 1989 by and among Registrant and Retail Shopping International (Aust) Pty. Ltd., Barclays Investment Pty. Ltd., and Peter R. Johnson.*

10.20 Business Loan Agreement dated May 30, 1990 between Registrant and Silicon Valley Bank as amended on June 3, 1993.*

10.22 Warrant dated July 16, 1992 issued to Steven D. Brooks.*

10.23 Warrant dated March 31, 1993 issued to Steven D. Brooks.*

10.24**Volume Discount Agreement dated December 16, 1991 between the
      Registrant and International Business Machines Corporation.*

10.25 Facilities and Cost Sharing Agreement dated May 1, 1993 between the Registrant and PRJ&, Inc.*

10.26 Data Center Services Agreement dated April 30, 1993 between the Registrant and PRJ&, Inc.*

10.27 Agreement and Plan of Merger dated May 20, 1993 among the Registrant, Uniquest Incorporated, PRJ Acquisition Corp. and PRJ&, Inc.*

10.28 Consent and Release Agreement dated as of May 20, 1993 among the Registrant, PRJ&, Inc., Peter R. Johnson, Uniquest Incorporated and International Business Machines Corporation.*

10.29 Separation Agreement dated May 1, 1993 between the Registrant and PRJ&, Inc.*

10.30 Assignment, Bill of Sale and Assumption Agreement dated as of May 20, 1993 between the Registrant and PRJ&, Inc.*

10.31 Escrow Agreement dated May 20, 1993 among the Registrant, Uniquest Incorporated and Bank of America NT&SA.*

10.32 Pledge Agreement dated as of May 20, 1993 between the Registrant and International Business Machines Corporation.*

10.33 Agreement dated as of July 13, 1993 between the Registrant and International Business Machines Corporation.*

10.34**Advantis Industry Remarketer Agreement dated as of January 6, 1994 between Advantis and the Registrant.

10.35 Uniquest Forbearance Agreement

10.36***International Remarketer Agreement dated as of November 11, 1996 between
      Advantis and the Registrant.

10.37***Employment Agreement dated as of February 6, 1997 between Registrant and
      Lynn Hazlett

11.1  Computation of Earnings Per Share - Primary and Fully-diluted  43

23.1  Consent of Deloitte & Touche LLP, independent auditors    44

24.1  Power of Attorney

27.1  Financial Data Schedule

* Incorporated by reference to Exhibit of same number of the Registrant's Registration Statement on Form S-1 (Registration No. 33-63938).
**    Confidential treatment has been granted with respect to portions of this document.
***   Confidential treatment has been requested with respect to portions of this document.