Form 10-Q
period 1997-03-31
QUICKRESPONSE SERVICES INC
filed 1997-05-12
CIK 906551

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                ______________________

                                      FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended MARCH 31, 1997

                                          OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   ----   For the transition period from         to

                            Commission file number 0-21958

                         QUICKRESPONSE SERVICES, INC.
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

       CALIFORNIA                                      68-0102251
------------------------------------------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

1400 MARINA WAY SOUTH, RICHMOND, CA                          94804
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

(510) 215-5000
------------------------------------------------------------------------------
(Registrant's phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X  YES         NO
                                    ----         ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASSES OF COMMON STOCK           OUTSTANDING AT MARCH 31, 1997
-----------------------           -----------------------------
Common Stock, no par value                  8,416,845

This document contains 13 pages.

The Exhibit listing appears on Page 10.

                             QUICKRESPONSE SERVICES, INC.
                                      FORM 10-Q
                                        INDEX

                                                                    PAGE NUMBER


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets as of March 31, 1997
         and December 31, 1996                                          3

         Condensed Statements of Earnings for the Three Months
         Ended March 31, 1997 and 1996                                  4

         Condensed Statements of Cash Flows for the Three
         Months Ended March 31, 1997 and 1996                           5

         Notes to Condensed Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                             10

Item 2.  Changes in Securities                                         10

Item 3.  Defaults upon Senior Securities                               10

Item 4.  Submission of Matters to a Vote of Security Holders           10

Item 5.  Other Information                                             10

Item 6.  Exhibits and Reports on Form 8-K                              10

         A.  Exhibits

         B.  Reports on Form 8-K

SIGNATURES                                                             11

PART I . FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             QUICKRESPONSE SERVICES, INC.
                               CONDENSED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                           ASSETS
                           ------
                                                     MARCH 31,     DECEMBER 31,
                                                        1997          1996
                                                        ----          ----
Current assets:
    Cash and cash equivalents....................       $7,248         $16,022
    Marketable securities available-for-sale.....       13,527           8,605
    Accounts receivable - net of allowance for
      in 1996 doubtful accounts of $780 in 1997
      and $763...................................       10,787           9,294
    Deferred income tax assets...................        2,939           4,130
    Prepaid expenses and other...................        1,478           1,141
                                                     ----------      ---------

                   Total current assets..........       35,979          39,192

Property and equipment:
    Furniture and fixtures.......................        1,536           1,322
    Equipment....................................        4,951           4,017
    Leasehold improvements.......................        1,375           1,344
                                                     ----------      ---------
                                                         7,862           6,683
    Less accumulated depreciation................        3,044           2,747
                                                     ----------      ---------

              Total..............................        4,818           3,936

Marketable securities available-for-sale.........       12,120           9,985
Deferred income tax assets.......................        2,309           2,308
Other assets.....................................          607             525
                                                     ----------      ---------

Total assets.....................................       $55,833        $55,946
                                                     ----------      ---------
                                                     ----------      ---------

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------


Current liabilities:
    Accounts payable.............................       $3,675          $5,480
    Other accrued liabilities....................        3,269           3,435
    Current portion of sublease loss reserve.....          861             861
                                                     ----------      ---------

              Total current liabilities..........        7,805           9,776
                                                     ----------      ---------

Deferred rent....................................          868             923
Sublease loss reserve............................        1,553           1,677
                                                     ----------      ---------

              Total liabilities..................        10,226          12,376
                                                     ----------      ---------

Shareholders' equity :
    Preferred stock - $.01 par value; 10,000,000
      shares authorized; none issued and outstanding                         -
    Common stock - no par value;  20,000,000 shares
      authorized; 8,416,845 shares outstanding
      in 1997 and 8,365,805 shares in 1996.......       61,541          61,394
    Unrealized gain on investments...............            7              42
    Accumulated deficit..........................      (15,941)        (17,866)
                                                     ----------      ---------

              Total shareholders' equity.........       45,607          43,570
                                                     ----------      ---------

Total liabilities and shareholders' equity.......      $55,833         $55,946
                                                     ----------      ---------
                                                     ----------      ---------
                     See notes to condensed financial statements.

                             QUICKRESPONSE SERVICES, INC.
                           CONDENSED STATEMENTS OF EARNINGS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     (UNAUDITED)



                                                THREE MONTHS       THREE MONTHS
                                                  ENDED                ENDED
                                               MARCH 31, 1997    MARCH 31, 1996
                                               --------------   ---------------

Revenues................................              $16,354           $12,717

Cost of revenues........................                9,123             7,776
                                               --------------   ---------------

Gross profit............................                7,231             4,941

Operating expenses:
    Sales and marketing.................                2,293             1,537
    Product development.................                1,001               673

    General and administrative..........                1,169               801
                                               --------------   ---------------
         Total operating expenses.......                4,463             3,011
                                               --------------   ---------------

Operating earnings......................                2,768             1,930

Interest income.........................                  441               357
                                               --------------   ---------------

Earnings before income taxes............                3,209             2,287

Income taxes............................                1,284               916
                                               --------------   ---------------

Net earnings............................               $1,925            $1,371
                                               --------------   ---------------
                                               --------------   ---------------

Net earnings per common and common
 equivalent share.......................                $0.22             $0.16
                                               --------------   ---------------
                                               --------------   ---------------
Shares used to compute per share
 amounts................................            8,648,306         8,573,972
                                               --------------   ---------------
                                               --------------   ---------------

                   See notes to condensed financial statements.

                             QUICKRESPONSE SERVICES, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (DOLLARS IN THOUSANDS)
                                      (UNAUDITED)




                                                                          FOR THE THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          ---------------------------
                                                                               1997          1996
                                                                          ----------      ---------
Operating activities:
    Net earnings......................................................       $1,925        $1,371
    Adjustment to reconcile net earnings to net cash provided by (used in)
    operating activities:
         Depreciation and amortization................................          357           281
         Deferred rent................................................          (55)          (54)
         Stock option compensation....................................            8             8
    Changes in:
         Accounts receivable..........................................       (1,493)          329
         Prepaid expenses and other...................................         (337)          338
         Deferred income tax assets...................................        1,274           905
         Other assets.................................................          (15)            -
         Accounts payable.............................................       (1,805)         (222)
         Sublease loss reserve (net)..................................         (124)         (143)
         Other accrued liabilities....................................         (166)         (942)
                                                                          ----------      ---------
                Net cash provided by (used in) operating activities...         (431)        1,871
                                                                          ----------      ---------

 Investing activities:
    Marketable securities-available for sale (net)....................       (7,092)        9,379
    Purchase of property and equipment................................       (1,179)         (299)
    Capitalization of product development costs.......................         (127)          (72)
                                                                          ----------      ---------
                Net cash provided by (used in) investing activities...       (8,398)        9,008
                                                                          ----------      ---------

Financing activities:
    Exercise of stock options.........................................           55            71
                                                                          ----------      ---------
                Net cash provided by financing activities.............           55            71
                                                                          ----------      ---------

Net increase (decrease) in cash and cash equivalents..................       (8,774)       10,950
Cash and cash equivalents at beginning of period......................       16,022         6,460
                                                                          ----------      ---------

Cash and cash equivalents at end of period............................       $7,248       $17,410
                                                                          ----------      ---------
                                                                          ----------      ---------

Other cash flow information:
    Taxes paid during the period......................................         $122           $13
                                                                          ----------      ---------
                                                                          ----------      ---------

Noncash financing activities:
    Tax benefit from non-qualified stock options exercised............          $84          $112
                                                                          ----------      ---------
                                                                          ----------      ---------
    Unrealized gain on investments....................................         ($35)            -
                                                                          ----------      ---------
                                                                          ----------      ---------

                     See notes to condensed financial statements.

                                QUICKRESPONSE SERVICES, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)



1.   GENERAL

    QuickResponse Services, Inc. (the Company) provides a centralized product information database (The QRS Catalog), Inventory Management Services (QRS Catalyst, a sales analysis tool, QRS Replenishment and QRS Forecasting), network services including electronic data interchange services (EDI services), and QRS Logistics Management Systems to retailers and merchandise suppliers and carriers, to automate and improve their merchandise and logistics management.

    The balance sheet as of March 31, 1997, the statements of earnings and the statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made. The balance sheet as of December 31, 1996 is derived from the Company's audited financial statements as of that date.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

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

    The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results anticipated for the full year.

2.  STOCK OPTIONS

    During the first three months of 1997, the Company granted options to purchase 150,000 shares of the Company's common stock at the price of $28.375 based on quoted market prices at the dates of the grant under the Company's incentive compensation and automatic grant plans.
    During the first three months of 1997, options to purchase 9,625 shares of common stock were exercised. At March 31, 1997, 962,971 shares were subject to outstanding options, of which 225,846 options were exercisable. Options to purchase approximately 367,746 shares of common stock are available for future grants under plans. During the three months ended March 31, 1997, compensation expense recognized pursuant to the granting of stock options totaled $9,000 as a result of amendments to certain options.

3.  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

    SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

    If SFAS 128 had been in effect during the current and prior year period, basic EPS would have been $0.23 and $0.16 for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary or fully-diluted EPS currently reported for the periods.

    PART 1.     FINANCIAL INFORMATION
    ITEM 2.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER
    SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE RISK FACTORS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996.

    GENERAL

    QuickResponse Services, Inc. is the leading provider of merchandise logistics solutions throughout the entire retail demand chain. The Company works with its customers and partners to facilitate and optimize the flow of information, goods and services throughout the retail industry. The Company's products include: a centralized product information database (The QRS Catalog); Network Services, which include electronic data interchange (EDI) and related network services, QRS EConnect and Internet Services; transportation and logistics services, including QRS Logistics Management Services; and QRS Inventory Management Services, which includes QRS Catalyst,
    replenishment and forecasting.   In addition to these network centric
    applications, the Company also provides consulting services. The Company derives revenues from five principal and related sources: the transmission of standard business documents over a network; monthly charges for accessing The QRS Catalog; Inventory Management Services fees based upon the number of products and retail outlets under management; and Logistics Management Services fees based on the number of loads tendered; and consulting fees. Network Services pricing is based primarily on the volume of characters transmitted and the type of network access utilized, and also incorporates discounts based on volume.

    RESULTS OF OPERATIONS

    The Company's revenues increased by 29% to $16.4 million for the first quarter of 1997, from $12.7 million for the first quarter of 1996.
    The increase was primarily attributable to three factors driving Catalog, EDI and Logistics Management Services revenue growth. First, the number of customers increased from 186 retailers and 4,803 vendors as of March 31, 1996 to 217 retailers and 4,818 vendors and carriers as of March 31, 1997. Second, the number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. Third, customers increased the number, type and size of transactions transmitted over the network, as well as the utilization of The QRS Catalog and Logistics Management Services. Revenues associated with the Company's other products did not contribute a significant amount of revenue to the Company during the first three months of 1997. However, Inventory Management Services revenue did grow as a result of the increase in the number of products managed from 75,000 at March 31, 1996 to 3.1 million at December 31, 1997.

    Cost of sales consists primarily of the cost of purchasing network services and the cost of the Company's data center and technical customer support services. Cost of sales increased by 17% to $9.1 million for the first quarter of 1997, from $7.8 million for the first quarter of 1996. The increase was principally due to increases in purchased network services, reflecting growth in EDI services, and expanded customer support, technical support groups and data center operations, reflecting growth in the Company's value-added applications. The gross profit margin was 44% for the first quarter of 1997 compared to 39% for the first quarter of 1996. This improved margin is primarily due to network service margins which were favorably impacted as a result of certain negotiated discount adjustments, announced and implemented in the fourth quarter of 1997, with the IBM International Global Network, the Company's primary provider of network services. Furthermore, the Company experienced increases in higher margin revenue from The QRS Catalog and increased operating efficiencies in data center operations, which were partially offset by increased sales of certain lower margin network services and volume discounts earned by larger customers.

    Sales and marketing expenses consist primarily of personnel and related costs in the Company's sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased 49% to $2.3 million for the first quarter of 1997, from $1.5 million for the first quarter of 1996. This increase reflects additional sales staff, product branding activities and incremental trade show activities to support the increase in the number of customers and the size of the Company's operations.

    Product development expenses consist primarily of personnel and equipment costs related to research and development, implementation of new services, and maintenance of existing services, Product development costs increased 49% to $1.0 million for the first quarter of 1997, from $673,000 for the first quarter of 1996. The increase primarily resulted from additional employees and consultants to support expanding service offerings.

    General and administrative expenses consist primarily of the personnel and related costs of the Company's finance and administrative organizations, as well as professional fees and other costs, such as directors and officers' liability insurance. General and administrative expenses increased 46% to $1.2 million for the first quarter of 1997, compared to $801,000 for the first quarter of 1996. The increase was primarily due to increased payroll and professional fees and also includes certain costs associated with hiring a new President and Chief Executive Officer in February 1997.

    Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income increased to $441,000 for the first quarter of 1997, compared to $357,000 for the first quarter of 1996 as a result of higher invested balances offset partially by a lower yield on investments.

    Income tax was $1.3 million for the first quarter of 1997, compared to $916,000 for the first quarter of 1996. The 1997 and 1996 income tax rates of 40% approximate the combined effective federal and state income tax rates.

    As a result of the foregoing, net earnings increased 40% to $1.9 million for the first quarter of 1997, compared to $1.4 million for the first quarter of 1996.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital decreased from $29.4 million at December 31, 1996 to $28.2 million at March 31, 1997 related primarily to the decrease in deferred income tax assets as the Company continued to use tax Net Operating Losses (NOLs) to defer the Company's cash requirements for tax payments. The Company expects to have utilized all such NOLs during 1997, and expects an increase in the use of cash for payment of taxes thereafter. Cash, cash equivalents and marketable securities available-for-sale decreased from $34.6 million at December 31, 1996 to $32.9 million at March 31, 1997. This $1.7 million decrease is related to the timing of payments to certain significant vendors and is reflected in the reduction in accounts payable at March 31, 1997. Total assets decreased from $55.9 million at December 31, 1996 to $55.8 million at March 31, 1997, while total liabilities decreased from $12.4 million to $10.2 million.

    The $8.8 million decrease in cash and cash equivalents from December 31, 1996 to March 31, 1997 results primarily from the $7.1 million increase in the Company's marketable securities available-for-sale. A larger portion of the Company's cash not required for operating activities was invested during the quarter in securities with maturities over 90 days, which are reported as marketable securities available-for-sale.

    On April 22, 1997, the Company announced that its Board of Directors has authorized the repurchase from time to time of up to $5 million of
    its Common Stock in both open market and block transactions.   Shares
    purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. The Company may discontinue purchases of its Common Stock at any time that management determines additional purchases are not warranted.

    Management believes that the cash resources available at March 31, 1997, and cash anticipated to be generated from future operations will be sufficient for the Company to meet its working capital needs, capital expenditures and Common Stock repurchases for the next year. The Company does not intend to pay cash dividends with respect to common stock in the foreseeable future.

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

27.1     Financial Data Schedule


         B.   REPORTS ON FORM 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                                        QUICKRESPONSE SERVICES, INC.
                                   ---------------------------------------
                                             (Registrant)





                                       \s\ H. Lynn Hazlett
                                   ----------------------------------------
May 12, 1997                        H. Lynn Hazlett
                                    President and Chief Executive Officer





                                       \s\ Shawn M. O'Connor
                                   ----------------------------------------
 May 12, 1997                      Shawn M. O'Connor
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)