Form 10-Q
period 1997-06-30
QUICKRESPONSE SERVICES INC
filed 1997-08-14
CIK 906551

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                              ______________________

                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended JUNE 30, 1997

                                        OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            ___ For the transition period from ____ to ____

                        Commission file number 0-21958

                           QUICKRESPONSE SERVICES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          CALIFORNIA                                    68-0102251
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

1400 MARINA WAY SOUTH, RICHMOND, CA                                   94804
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)

(510) 215-5000
-------------------------------------------------------------------------------
(Registrant's phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    X  YES         NO
                                                 ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock           Outstanding at June 30, 1997
-----------------------           ----------------------------
Common Stock, no par value              8,483,670

This document contains 14 pages.

The Exhibit listing appears on Page 10.

                         QUICKRESPONSE SERVICES, INC.
                                  FORM 10-Q
                                    INDEX

                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
        Condensed Balance Sheets as of June 30, 1997 and December 31, 1996 . . 3

        Condensed Statements of Earnings for the Three and Six Months
        Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . 4

        Condensed Statement of Shareholders' Equity for the Six Months
        Ended June 30, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . 5

        Condensed Statements of Cash Flows for the Six Months Ended
        June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . 6

        Notes to Condensed Financial Statements. . . . . . . . . . . . . . . . 7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .   8

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 3. Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . 10

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . 10

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . 10

        A.  Exhibits

        B.  Reports on Form 8-K

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART I . FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                          QUICKRESPONSE SERVICES, INC.
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                 ASSETS
                                                                                                      JUNE 30,   DECEMBER 31,
                                                                                                        1997         1996
                                                                                                      --------   ------------
Current assets:
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $13,255        $16,022
     Marketable securities available-for-sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10,667          8,605
     Accounts receivable - net of allowance for doubtful accounts of $610 in 1997 and $763 in 1996. .  11,384          9,294
     Deferred income tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,939          4,130
     Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,820          1,141
                                                                                                      -------        -------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40,065         39,192

Property and equipment:
     Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,836          1,322
     Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,949          2,993
     Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,499          1,344
                                                                                                      -------        -------
                                                                                                        8,284          5,659
     Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,131          2,572
                                                                                                      -------        -------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,153          3,087

Marketable securities available-for-sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12,503          9,985
Deferred income tax assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,468          2,308
Other assets                                                                                            1,636          1,374
                                                                                                      -------        -------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $60,825        $55,946
                                                                                                      -------        -------
                                                                                                      -------        -------

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $5,813         $5,480
     Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,059          3,435
     Current portion of sublease loss reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . .     861            861
                                                                                                      -------        -------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9,733          9,776
                                                                                                      -------        -------
Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     813            923
Sublease loss reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,425          1,677
                                                                                                      -------        -------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11,971         12,376
                                                                                                      -------        -------
Shareholders' equity :
     Preferred stock - $.01 par value; 10,000,000 shares authorized; none issued and outstanding           --             --
     Common stock - no par value;  20,000,000 shares authorized; 8,483,670 shares outstanding
      in 1997 and 8,365,805 shares in 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  62,700         61,394
     Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (35)            --
     Unrealized gain on investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35             42
     Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (13,846)       (17,866)
                                                                                                      -------        -------
          Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48,854         43,750
                                                                                                      -------        -------
Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $60,825        $55,946
                                                                                                      -------        -------
                                                                                                      -------        -------

                  See notes to condensed financial statements.

                          QUICKRESPONSE SERVICES, INC.
                        CONDENSED STATEMENTS OF EARNINGS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                             JUNE 30,                JUNE 30,
                                                     ----------------------  ----------------------
                                                        1997        1996        1997        1996
                                                     ---------   ---------   ---------   ---------
Revenues. . . . . . . . . . . . . . . . . . . . . . .  $17,003     $13,607     $33,357     $26,324

Cost of revenues. . . . . . . . . . . . . . . . . . .    9,614       8,288      18,737      16,064
                                                     ---------   ---------   ---------   ---------
Gross profit. . . . . . . . . . . . . . . . . . . . .    7,389       5,319      14,620      10,260

Operating expenses:
     Sales and marketing. . . . . . . . . . . . . . .    1,983       1,635       4,276       3,172
     Product development. . . . . . . . . . . . . . .    1,210         658       2,211       1,331
     General and administrative . . . . . . . . . . .    1,209         866       2,378       1,667
                                                     ---------   ---------   ---------   ---------
          Total operating expenses. . . . . . . . . .    4,402       3,159       8,865       6,170
                                                     ---------   ---------   ---------   ---------
Operating earnings. . . . . . . . . . . . . . . . . .    2,987       2,160       5,755       4,090

Interest income . . . . . . . . . . . . . . . . . . .      504         360         945         717
                                                     ---------   ---------   ---------   ---------
Earnings before income taxes. . . . . . . . . . . . .    3,491       2,520       6,700       4,807

Income taxes. . . . . . . . . . . . . . . . . . . . .    1,396       1,009       2,680       1,925
                                                     ---------   ---------   ---------   ---------
Net earnings. . . . . . . . . . . . . . . . . . . . .   $2,095      $1,511      $4,020      $2,882
                                                     ---------   ---------   ---------   ---------
                                                     ---------   ---------   ---------   ---------
Earnings per common and common equivalent share . . .    $0.24       $0.18       $0.46       $0.34

Shares used to compute per share amounts. . . . . . .8,717,000   8,624,000   8,684,000   8,582,000
                                                     ---------   ---------   ---------   ---------
                                                     ---------   ---------   ---------   ---------

                 See notes to condensed financial statements.

                         QUICKRESPONSE SERVICES, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                               FOR THE SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                               ------------------------
                                                                                 1997            1996
                                                                               -------         --------
Operating activities:
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $4,020          $2,882
     Adjustment to reconcile net earnings to net cash provided by (used in)
          operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . . . . .    657             509
          Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (110)           (109)
          Stock option compensation . . . . . . . . . . . . . . . . . . . . . .     18              18
     Changes in:
          Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . (2,090)           (200)
          Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . .   (679)            226
          Deferred income tax assets. . . . . . . . . . . . . . . . . . . . . .  2,680           1,886
          Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (142)             (4)
          Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .    333            (643)
          Sublease loss reserve (net) . . . . . . . . . . . . . . . . . . . . .   (252)           (279)
          Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . .   (377)           (486)
                                                                               -------         -------
               Net cash provided by operating activities. . . . . . . . . . . .  4,058           3,800
                                                                               -------         -------

Investing activities:
     Sale (purchase) of marketable securities-available for sale (net). . . . . (4,586)          7,907
     Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . (2,625)           (341)
     Capitalization of product development costs. . . . . . . . . . . . . . . .   (218)           (423)
                                                                               -------         -------
          Net cash provided by (used in) investing activities . . . . . . . . . (7,429)          7,143
                                                                               -------         -------

Financing activities:
     Exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . .    626             264
     Exercise of stock warrant. . . . . . . . . . . . . . . . . . . . . . . . .     13               5
     Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . .    (35)             --
                                                                               -------         -------
          Net cash provided by financing activities . . . . . . . . . . . . . .    604             269
                                                                               -------         -------

Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . (2,767)         11,212
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . 16,022           6,460
                                                                                ------          ------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . .$13,255         $17,672
                                                                               -------         -------
                                                                               -------         -------
Other cash flow information:
     Taxes paid during the period . . . . . . . . . . . . . . . . . . . . . . .   $537             $37
                                                                               -------         -------
                                                                               -------         -------
Noncash financing activities:
     Tax benefit from non-qualified stock options exercised . . . . . . . . . .   $649            $327
                                                                               -------         -------
                                                                               -------         -------

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

     The balance sheet as of June 30, 1997, the statements of earnings for the three and six months ended June 30, 1997 and 1996, and the statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made. The balance sheet as of December 31, 1996 is derived from the Company's audited financial statements as of that date.

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

     The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results anticipated for the full year.

     Certain prior year amounts have been reclassified to conform with the 1997 presentation.


2.   STOCK OPTIONS

     During the first six months of 1997, the Company granted 180,000 options to purchase shares of the Company's common stock at prices of $28.38 to $37.75 based on quoted market prices at the dates of the grant under the Company's incentive compensation and automatic grant plans. During the first six months of 1997, options to purchase 72,750 shares of common stock and 5,000 warrants to purchase shares of common stock were exercised. At June 30, 1997, 923,846 shares are subject to outstanding options, of which 205,033 options are exercisable. Options to purchase
     approximately   343,746 shares of common stock are available for future
     grants under plans. During the six months ended June 30, 1997, compensation expense recognized pursuant to the granting of stock options totaled $18,000 as a result of amendments to certain options.

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

     If SFAS 128 had been in effect during the current and prior year period, basic EPS would have been $0.25 and $0.18 for the quarters ended June 30, 1997 and 1996, respectively, and $0.48 and $0.35 for the six months ended June 30, 1997 and 1996.respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary or fully-diluted EPS currently reported for the periods.

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

GENERAL

QuickResponse Services, Inc. is the leading provider of merchandise logistics solutions throughout the entire retail demand chain. The Company works with its customers and partners to facilitate and optimize the flow of information, goods and services throughout the retail industry. The Company's products include: a centralized product information database (The QRS Catalog); Network Services, which include electronic data interchange
(EDI) and related network services, QRS EConnect and Internet Services; transportation and logistics services, including QRS Logistics Management Services; and QRS Inventory Management Services, which includes sales
analysis, replenishment and forecasting service offerings.   In addition to
these network centric applications, the Company also provides consulting services. The Company derives revenues from five principal and related sources: the transmission of standard business documents over a network; monthly charges for accessing The QRS Catalog; Inventory Management Services fees based upon the number of products and retail outlets under management; and Logistics Management Services fees based on the number of loads tendered; and consulting fees. Network Services pricing is based primarily on the volume of characters transmitted and the type of network access utilized, and also incorporates discounts based on volume.

RESULTS OF OPERATIONS

The Company's revenues increased by 25% to $17.0 million for the second quarter of 1997, from $13.6 million for the second quarter of 1996. The Company's revenues increased by 27% to $33.4 million during the first six months of 1997 from $26.3 million for the same period of 1996. These increases were primarily attributable to three factors. First, the number of customers increased from 195 retailers and 4,917 vendors and carriers as of June 30, 1996 to 225 retailers and 5,453 vendors and carriers as of June 30, 1997. Second, the number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. Second, customers increased the number, type and size of transactions transmitted over the network, as well as the utilization of The QRS Catalog and Logistics Management Services. Revenues associated with the Company's other products did not contribute a significant amount of revenue to the Company during the first six months of 1997. However, Inventory Management Services revenue did grow as a result of the increase in the number of products managed from 160,000 at June 30, 1996 to 5 million at June 30, 1997.

Cost of sales consists primarily of the cost of purchasing network services and the cost of the Company's data center and technical customer support services. Cost of sales increased by 16% to $9.6 million for the second quarter of 1997, from $8.3 million for the second quarter of 1996. Cost of sales increased by 17% to $18.7 million during the first six months of 1997 from $16.1 million for the same period of 1996. The increase was principally due to increases in purchased network services, reflecting growth in EDI services, and expanded customer support, technical support groups and data center operations, reflecting growth in the Company's value-added applications. The gross profit margin was 43% for the second quarter of 1997 compared to 39% for the second quarter of 1996. This improved margin is primarily due to network service margins which were favorably impacted as a result of certain negotiated discount adjustments, announced and implemented in the fourth quarter of 1997, with the IBM International Global Network, the Company's primary provider of network services. Furthermore, the Company experienced increases in higher margin revenue from The QRS Catalog and increased operating efficiencies in data center operations, which were partially offset by increased sales of certain lower margin network services and volume discounts earned by larger customers.

Sales and marketing expenses consist primarily of personnel and personnel-related costs in the Company's sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased 21% to $2.0 million for the second quarter of 1997, from $1.6 million for the second quarter of 1996. Sales and marketing expenses increased by 35% to $4.3 million for the first six months of 1997, compared to $3.2 million for the same period of 1996. This increase reflects additional sales staff, product branding activities and incremental trade show activities to support the increase in the number of customers and the size of the Company's operations.

Product development expenses consist primarily of personnel and equipment costs related to new product development and upgrade of existing service offerings. Product development costs increased by 84% to $1.2 million for the second quarter of 1997, from $658,000 for the second quarter of 1996. Product development costs increased by 66% to $2.2 million for the first six months of 1997 compared to $1.3 million for the same period in 1996. The increase primarily resulted from additional employees and consultants working on product development projects.

General and administrative expenses consist primarily of the personnel and related costs of the Company's finance and administrative organizations, as well as professional fees and other costs, such as directors and officers' liability insurance. General and administrative expenses increased 40% to $1.2 million for the second quarter of 1997, compared to $866,000 for the second quarter of 1996. General and administrative expenses increased by 43% to $2.4 million for the first six months of 1997 compared to $1.7 million for the same period in 1996. The increase was primarily due to increased payroll and professional fees and also includes certain costs associated with hiring a new President and Chief Executive Officer in February 1997.

Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income increased to $505,000 for the second quarter of 1997, compared to $360,000 for the second quarter of 1996 as a result of higher invested balances offset partially by a lower yield on investments. Interest income was $946,000 for the first six months of 1997 and $717,000 for the same period in 1996.

Income tax was $1.4 and $1.0 million for the second quarter of 1997 and 1996, respectively. Income taxes were $2.7 million for the first six months of 1997 compared to $1.9 million for the same period in 1996. The 1997 and 1996 income tax rates of 40% approximate the combined effective federal and state income tax rates.

As a result of the foregoing, net earnings increased 39% to $2.1 million for the second quarter of 1997, compared to $1.5 million for the second quarter of 1996. Net earnings for the first six months of 1997 was $4.0 million compared to $2.9 million for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased from $29.4 million at December 31, 1996 to $30.3 million at June 30, 1997 related primarily due to the increase in accounts receivable, as well as the decrease in the sublease loss reserve. Deferred income tax assets decreased as the Company continued to use tax Net Operating Losses (NOLs) to defer the Company's cash requirements for tax payments. The Company expects to have utilized all such NOLs during 1997, and expects an increase in the use of cash for payment of taxes thereafter. Cash, cash equivalents and marketable securities available-for-sale increased from $34.6 million at December 31, 1996 to $36.4 million at June 30, 1997. Total assets increased from $55.9 million at December 31, 1996 to $60.8 million at June 30, 1997, while total liabilities decreased from $12.4 million to $12.0 million.

The $2.8 million decrease in cash and cash equivalents from December 31, 1996 to June 30, 1997 results primarily from the $4.6 million increase in the Company's marketable securities available-for-sale. A larger portion of the Company's cash not required for operating activities was invested during the quarter in securities with maturities over 90 days, which are reported as marketable securities available-for-sale.

On April 22, 1997, the Company announced that its Board of Directors has authorized the repurchase from time to time of up to $5 million of its Common Stock in both open market and block transactions.

Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. The Company may discontinue purchases of its Common Stock at any time that management determines additional purchases are not warranted. During the second quarter of 1997, the Company repurchased 1,300 shares of common stock for $35,000.

Management believes that the cash resources available at March 31, 1997, and cash anticipated to be generated from future operations will be sufficient for the Company to meet its working capital needs, capital expenditures and Common Stock repurchases for the next year. The Company does not intend to pay cash dividends with respect to common stock in the foreseeable future.

II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held on May 30, 1997. The following actions were taken at this meeting:

                                 Affirmative votes   Negative votes   Votes withheld   Broker Non-votes
                                 -----------------   --------------   --------------   ----------------
a.  Election of Directors:
    Tania Amochaev                   7,153,829              --             251,644             --
                                 -----------------   --------------   --------------   ----------------
    Steven D. Brooks                 7,153,829              --             251,644             --
                                 -----------------   --------------   --------------   ----------------
    John P. Dougall                  7,153,829              --             251,644             --
                                 -----------------   --------------   --------------   ----------------
    Peter R. Johnson                 7,153,829              --             251,644             --
                                 -----------------   --------------   --------------   ----------------
    Lynn Hazlett                     7,153,829              --             251,644             --
                                 -----------------   --------------   --------------   ----------------
    Garth Saloner                    7,153,829              --             251,644             --
                                 -----------------   --------------   --------------   ----------------
    Philip Schlein                   7,153,829              --             251,644             --
                                 -----------------   --------------   --------------   ----------------
    Garen K. Staglin                 7,153,829              --             251,644             --
                                 -----------------   --------------   --------------   ----------------
b.  Reincorporation of the
    Company from the State of
    California to the State of
    Delaware                         4,734,874          2,001,111            2,309           667,179
                                 -----------------   --------------   --------------   ----------------
c.  Ratification of Deloitte &
    Touche LLP as independent
    auditors                         7,402,929              1,150            1,394             --
                                 -----------------   --------------   --------------   ----------------

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

                                      QUICKRESPONSE SERVICES, INC.
                                      ----------------------------
                                              (Registrant)






                                      \s\ H. Lynn Hazlett
                                      ----------------------------
August 14, 1997                           H. Lynn Hazlett
                                      President and Chief Executive Officer





                                      \s\ Shawn M. O'Connor
                                      ----------------------------
August 14, 1997                           Shawn M. O'Connor
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)