Form 10-Q
period 1997-09-30
QUICKRESPONSE SERVICES INC
filed 1997-10-30
CIK 906551

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                ______________________

                                      FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

                                          OR

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from  ___ to ____

                            Commission file number 0-21958

                                  QUICKRESPONSE SERVICES, INC.
-----------------------------------------------------------------------------------------------------
                        (Exact name of registrant as specified in its charter)

           DELAWARE                                                        68-0102251
------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

1400 MARINA WAY SOUTH, RICHMOND, CA                                             94804
-------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                      (Zip code)

(510) 215-5000
-------------------------------------------------------------------------------------------------------
(Registrant's phone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X  YES         NO
                                    -----      -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASSES OF COMMON STOCK                        OUTSTANDING AT SEPTEMBER 30, 1997
--------------------------                     ---------------------------------
Common Stock, $0.001 par value per share                   8,490,870




The Exhibit listing appears on Page 11.

                             QUICKRESPONSE SERVICES, INC.
                                      FORM 10-Q
                                        INDEX



                                                                                         PAGE NUMBER
                                                                                         -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

        Condensed Balance Sheets as of September 30, 1997 and December 31, 1996               3

        Condensed Statements of Earnings for the Three and Nine Months
        Ended September 30, 1997 and 1996                                                     4

        Condensed Statements of Cash Flows for the Nine Months Ended September 30, 1997
        and 1996                                                                              5

        Notes to Condensed Financial Statements                                               6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations                                                                            8

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                                     11

Item 2. Changes in Securities and Use of Proceeds                                             11

Item 3. Defaults upon Senior Securities                                                       11

Item 4. Submission of Matters to a Vote of Security Holders                                   11

Item 5. Other Information                                                                     11

Item 6. Exhibits and Reports on Form 8-K                                                      11

        A.  Exhibits

        B.  Reports on Form 8-K

SIGNATURES                                                                                    12



PART I .  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             QUICKRESPONSE SERVICES, INC.
                               CONDENSED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


                                                            ASSETS
                                                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                                                        1997           1996
                                                                                                      --------       --------
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $12,239        $16,022
    Marketable securities available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,230          8,605
    Accounts receivable - net of allowance for doubtful accounts of $618 in 1997 and $763 in 1996      12,523          9,294
    Deferred income tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,939          4,130
    Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,010          1,141
                                                                                                     ----------     ----------

         Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     49,941         39,192

Property and equipment:
    Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,089          1,322
    Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,848          2,993
    Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,717          1,344
                                                                                                     ----------     ----------
                                                                                                       10,654          5,659
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,556          2,572
                                                                                                     ----------     ----------

         Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,098          3,087

Marketable securities available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,500          9,985
Deferred income tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         47          2,308
Capitalized product development costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,830          1,199
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        221            175
                                                                                                     ----------     ----------

Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $60,637        $55,946
                                                                                                     ----------     ----------
                                                                                                     ----------     ----------

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $4,349         $5,480
    Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,022          3,435
    Current portion of sublease loss reserve . . . . . . . . . . . . . . . . . . . . . . . . . . .        861            861
                                                                                                     ----------     ----------

         Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,232          9,776
                                                                                                     ----------     ----------

Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        782            923
Sublease loss reserve. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,297          1,677
                                                                                                     ----------     ----------

         Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,311         12,376
                                                                                                     ----------     ----------

Shareholders' equity :
    Preferred stock - $.01 par value; 10,000,000 shares authorized; none issued and outstanding. .          -              -
    Common stock - no par value;  20,000,000 shares authorized; 8,490,870 shares outstanding
          in 1997 and 8,365,805 shares in 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .     62,944         61,394
    Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (35)              -
    Unrealized gain on investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9             42
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (11,592)       (17,866)
                                                                                                     ----------     ----------

         Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     51,326         43,750
                                                                                                     ----------     ----------
Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $60,637        $55,946
                                                                                                     ----------     ----------
                                                                                                     ----------     ----------




                     See notes to condensed financial statements.

                             QUICKRESPONSE SERVICES, INC.
                           CONDENSED STATEMENTS OF EARNINGS
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     (UNAUDITED)



                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                               -----------------------       ------------------------
                                                                 1997           1996           1997           1996
                                                             ----------     ----------     ----------     ----------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . .    $18,253        $14,657        $51,610        $40,981

Cost of revenues . . . . . . . . . . . . . . . . . . . . .     10,494          8,767         29,231         24,831
                                                             ----------     ----------     ----------     ----------

Gross profit . . . . . . . . . . . . . . . . . . . . . . .      7,759          5,890         22,379         16,150

Operating expenses:
    Sales and marketing. . . . . . . . . . . . . . . . . .      2,115          1,637          6,391          4,809
    Product development. . . . . . . . . . . . . . . . . .      1,215            865          3,426          2,196
    General and administrative . . . . . . . . . . . . . .      1,196            952          3,574          2,619
                                                             ----------     ----------     ----------     ----------
    Total operating expenses . . . . . . . . . . . . . . .      4,526          3,454         13,391          9,624
                                                             ----------     ----------     ----------     ----------

Operating earnings . . . . . . . . . . . . . . . . . . . .      3,233          2,436          8,988          6,526

Interest income. . . . . . . . . . . . . . . . . . . . . .        523            418          1,468          1,135
                                                             ----------     ----------     ----------     ----------

Earnings before income taxes . . . . . . . . . . . . . . .      3,756          2,854         10,456          7,661

Income taxes . . . . . . . . . . . . . . . . . . . . . . .      1,502          1,141          4,182          3,066
                                                             ----------     ----------     ----------     ----------

Net earnings . . . . . . . . . . . . . . . . . . . . . . .     $2,254         $1,713         $6,274         $4,595
                                                             ----------     ----------     ----------     ----------
                                                             ----------     ----------     ----------     ----------

Earnings per common and common equivalent share. . . . . .      $0.26          $0.20          $0.72          $0.54

Shares used to compute per share amounts . . . . . . . . .  8,762,347      8,618,903      8,712,147      8,586,845
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------




                     See notes to condensed financial statements.

                             QUICKRESPONSE SERVICES, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)



                                                                         FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         -------------------------
                                                                           1997           1996
                                                                         --------        ---------
Operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . .       $6,274         $4,595
  Adjustment to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . .        1,157            785
    Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . .         (141)          (447)
    Stock option compensation. . . . . . . . . . . . . . . . . . .           26             26
  Changes in:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . .       (3,229)          (595)
    Prepaid expenses and other . . . . . . . . . . . . . . . . . .         (869)           (98)
    Deferred income tax assets . . . . . . . . . . . . . . . . . .        4,156          2,834
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . .         (245)            (3)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .       (1,131)         2,194
    Sublease loss reserve (net). . . . . . . . . . . . . . . . . .         (380)          (365)
    Other accrued liabilities. . . . . . . . . . . . . . . . . . .       (1,413)          (164)
                                                                         --------       --------
       Net cash provided by operating activities . . . . . . . . .        4,205          8,762
                                                                         --------       --------

Investing activities:
    Sale (purchase) of marketable securities-available for sale (net)    (3,173)        (4,509)
    Purchase of property and equipment . . . . . . . . . . . . . . .     (4,995)          (926)
    Capitalization of product development costs. . . . . . . . . . .       (605)          (172)
                                                                         --------       --------
       Net cash used in investing activities . . . . . . . . . . .       (8,773)        (5,607)
                                                                         --------       --------

Financing activities:
    Exercise of stock options. . . . . . . . . . . . . . . . . . . .        807            306
    Exercise of stock warrant. . . . . . . . . . . . . . . . . . . .         13              -
    Purchase of treasury stock . . . . . . . . . . . . . . . . . . .        (35)             -
                                                                         --------       --------
       Net cash provided by financing activities . . . . . . . . .          785            306
                                                                         --------       --------

Net increase (decrease) in cash and cash equivalents . . . . . . .       (3,783)         3,461
Cash and cash equivalents at beginning of period . . . . . . . . .       16,022          6,460
                                                                         --------       --------

Cash and cash equivalents at end of period . . . . . . . . . . . .      $12,239         $9,921
                                                                         --------       --------
                                                                         --------       --------

Other cash flow information:
  Taxes paid during the period . . . . . . . . . . . . . . . . . .         $116           $232
                                                                         --------       --------
                                                                         --------       --------

Non-cash financing activities:
  Tax benefit from non-qualified stock options exercised . . . . .         $704           $536
                                                                         --------       --------
                                                                         --------       --------



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

    The balance sheet as of September 30, 1997, the statements of earnings for the three and nine months ended September 30, 1997 and 1996, and the statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made. The balance sheet as of December 31, 1996 is derived from the Company's audited financial statements as of that date.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform to presentations made during the current periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

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

    The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results anticipated for the full year.

    Certain prior year amounts have been reclassified to conform to the 1997 presentation.


2.  STOCK OPTIONS

    During the first nine months of 1997, the Company granted 226,650 options to purchase shares of the Company's common stock at prices of $28.38 to $37.75 based on quoted market prices at the dates of the grant under the Company's incentive compensation and automatic grant plans. During the first nine months of 1997, options to purchase 79,950 shares of common stock and warrants to purchase 5,000 shares of common stock were exercised. At September 30, 1997, 956,296 shares are subject to outstanding options, of which 227,396 options are exercisable. Options to purchase approximately 304,096 shares of common stock are available for future grants under plans. During the nine months ended September 30, 1997, compensation expense recognized pursuant to the granting of stock options totaled $26,000 as a result of amendments to certain options.

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

    If SFAS 128 had been in effect during the current and prior year period, basic EPS would have been $0.27 and $0.20 for the quarters ended September 30, 1997 and 1996, respectively, and $0.74 and $0.55 for the nine months ended September 30, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary or fully-diluted EPS currently reported for the periods.


3.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an entity report, by major components and as a single total, the change in its net assets during the period from non-shareholder sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an entity's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's financial position, results of operations, or cash flows. Both SFAS statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.
    Also see comments in note 2 regarding SFAS No. 128.

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


DELAWARE REINCORPORATION

On October 21, 1997, the Company completed its plan to reincorporate in Delaware (the "Reincorporation") through the merger (the "Merger") of QuickResponse Services, Inc., a California corporation ("QRS-Cal."), with and into the Company. As a result of the Merger, the outstanding shares of QRS-Cal. were automatically converted into shares of the Company.


RESULTS OF OPERATIONS

The Company's revenues increased by 25% to $18.3 million for the third quarter of 1997, from $14.7 million for the third quarter of 1996. The Company's revenues increased by 26% to $51.6 million during the first nine months of 1997 from $41.0 million for the same period of 1996. These increases were primarily attributable to three factors. First, the number of customers increased from 196 retailers and 5,006 vendors and carriers as of September 30, 1996 to 238 retailers and 5,172 vendors and carriers as of September 30, 1997. Second, the number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. Third, customers increased the number, type and size of transactions transmitted over the network, as well as the utilization of The QRS Catalog and Logistics Management Services. Revenues from other products have not represented a significant portion of the Company's total revenue during the first nine months of 1997. However, Inventory Management Services revenue did grow as a result of the increase in the number of extensions managed from 5.0 million at June 30, 1997 to 8.0 million as of September 30, 1997.

Cost of sales consists primarily of the cost of purchasing network services and the cost of the Company's data center and technical customer support services. Cost of sales increased by 20% to $10.5 million for the third quarter of 1997, from $8.8 million for the third quarter of 1996. Cost of sales increased by 18% to $29.2 million during the first nine months of 1997, from $24.8 million for the same period of 1996. The increase was principally due to increases in purchased network services, reflecting growth in EDI services, and expanded customer support, technical support groups and data center operations, reflecting growth in the Company's value-added applications. The gross profit margin was 43% for the third quarter of 1997 compared to 40% for the third quarter of 1996. This improved margin is primarily due to network service margins which were favorably impacted as a result of certain negotiated discount adjustments, announced and implemented in the fourth quarter of 1996, with the IBM International Global Network, the Company's primary provider of network services. Furthermore, the Company experienced increases in higher margin revenue from The QRS Catalog and increased operating efficiencies in data center operations, which were partially offset by increased sales of certain lower margin network services and volume discounts earned by larger customers.

Sales and marketing expenses consist primarily of personnel and personnel-related costs in the Company's sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased 29% to $2.1 million for the third quarter of 1997, from $1.6 million for the third quarter of 1996. Sales and marketing expenses increased by 33% to $6.4 million for the first nine months of 1997, compared to $4.8 million for the same period of 1996. This increase reflects additional sales staff, product branding activities and incremental trade show activities to support the increase in the number of customers and the size of the Company's operations.

Product development expenses consist primarily of personnel and equipment costs related to new product development and upgrade of existing service offerings. Product development expenses increased by 40% to $1.2 million for the third quarter of 1997, from $0.9 million for the third quarter of 1996. Product development expenses increased by 56% to $3.4 million for the first nine months of 1997, compared to $2.2 million for the same period in 1996. The increase primarily resulted from additional employees and consultants working on product development projects. The Company capitalized product development costs of $387,000 and $34,000 for the third quarters of 1997 and 1996, respectively, and $605,000 and $172,000 for the first nine months of 1997 and 1996, respectively. The increase in capitalized product development costs in 1997 is due to increased product development on products which had reached technological feasibility. In order to actively compete in the market of EDI applications, the Company plans to continue to invest in the development of new and existing software products and technology.

General and administrative expenses consist primarily of the personnel and related costs of the Company's finance and administrative organizations, as well as professional fees and other costs, such as directors and officers' liability insurance. General and administrative expenses increased 26% to $1.2 million for the third quarter of 1997, compared to $1.0 million for the third quarter of 1996. General and administrative expenses increased by 36% to $3.6 million for the first nine months of 1997, compared to $2.6 million for the same period in 1996. The increase was primarily due to increased payroll and professional fees and also includes certain costs associated with hiring a new President and Chief Executive Officer in February 1997.

Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income increased to $523,000 for the third quarter of 1997, compared to $418,000 for the third quarter of 1996, as a result of higher invested balances. Interest income was $1.5 million for the first nine months of 1997 and $1.1 million for the same period in 1996.

Income taxes were $1.5 and $1.1 million for the third quarters of 1997 and 1996, respectively. Income taxes were $4.2 million for the first nine months of 1997, compared to $3.1 million for the same period in 1996. The 1997 and 1996 income tax rates of 40% approximate the combined effective federal and state income tax rates.

As a result of the foregoing, net earnings increased 32% to $2.3 million for the third quarter of 1997, compared to $1.7 million for the third quarter of 1996. Net earnings for the first nine months of 1997 were $6.3 million, compared to $4.6 million for the same period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased from $29.4 million at December 31, 1996 to $42.7 million at September 30, 1997, primarily due to a shift in marketable securities from long-term to short-term and positive cash flow from operations. Deferred income tax assets decreased as the Company continued to use tax Net Operating Losses (NOLs) to defer the Company's cash requirements for tax payments. The Company expects to have utilized all such NOLs during 1997, and expects an increase in the use of cash for payment of taxes thereafter. Cash, cash equivalents and marketable securities decreased from $34.6 million at December 31, 1996 to $34.0 million at September 30, 1997. Total assets increased from $55.9 million at December 31, 1996 to $60.6 million at September 30, 1997, while total liabilities decreased from $12.4 million at December 31, 1996 to $9.3 million at September 30, 1997.

The decrease of $0.6 million in cash, cash equivalents and marketable securities from December 31, 1996 to September 30, 1997 resulted primarily from purchase of property and equipment and an increase in capitalized product development costs, offset by positive cash flow from operations.

On April 22, 1997, the Company announced that its Board of Directors has authorized the repurchase from time to time of up to $5 million of its Common
Stock in both open market and block transactions.   Shares purchased under this
program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. The Company may discontinue purchases of its Common Stock at any time that management determines additional purchases are not warranted. During the third quarter of 1997, the Company repurchased no shares of common stock. During the nine months ended September 30, 1997 the Company repurchased a total of 1,300 shares of common stock for $35,000.

Management believes that the cash resources available at September 30, 1997, and cash anticipated to be generated from future operations will be sufficient for the Company to meet its working capital needs, capital expenditures and Common Stock repurchases for the next year. The Company does not intend to pay cash dividends with respect to common stock in the foreseeable future.

II.      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 21, 1997 the Company completed the Reincorporation. The Reincorporation was effected through the merger of QRS-Cal. with and into the Company. As a result of the Merger, the outstanding shares of QRS-Cal. were automatically converted into a like number of shares of the Company. Pursuant to Rule 145(a)(2) of the Securities Act of 1993, as amended (the "Act"), the issuance of shares of the Company in the Merger was exempt from the registration requirements of the Act because the sole purpose of the Merger was to change the Company's domicile solely within the United States.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION

2.01 Agreement and Plan of Merger of QuickResponse Delaware, Inc. and QuickResponse Services, Inc. (incorporated by reference from Appendix A to the Schedule 14A of the Company filed on April 29, 1997).

3.01 Certificate of Incorporation of the Company (incorporated by reference from Appendix B to the Schedule 14A of the Company filed on April 29, 1997).

3.02 Bylaws of the Company (incorporated by reference from Appendix C to the Schedule 14A of the Company filed on April 29, 1997).

10.38 Form of Indemnity Agreement (incorporated by reference from Appendix D to the Schedule 14 A of the Company filed on April 29, 1997).

10.39 Fourth Amendment, dated August 7, 1997, to Lease Agreement between the Registrant and Marina Westshore Partners, LLC, successor in interest to Schooner Drive Association, a California Limited Partnership.

10.40 Option Agreement dated August 7, 1997 between the Registrant and Marina Westshore Partners, LLC.

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

                             QUICKRESPONSE SERVICES, INC.
                              -----------------------------
                                        (Registrant)






                             \s\ H. Lynn Hazlett
                              ----------------------------------------
October 30, 1997             H. Lynn Hazlett
                             President and Chief Executive Officer






                             \s\ Shawn M. O'Connor
                             -----------------------------------------
October 30, 1997             Shawn M. O'Connor
                             Vice President and Chief Financial Officer
                             (Principal Financial Officer)