Form 10-K
period 1997-12-31
QUICKRESPONSE SERVICES INC
filed 1998-03-05
CIK 906551

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER 0-21958

                           QUICKRESPONSE SERVICES, INC.
               (Exact name of registrant as specified in its charter)

        DELAWARE                                               68-0102251
(State or  other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              identification No.)

                 1400 MARINA WAY SOUTH, RICHMOND, CALIFORNIA 94804
            (Address of principal executive offices, including zip code)

                                   (510) 215-5000
                (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO
SECTION 12(b) OF THE ACT:
     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               -----------------------------------------
          None                                         None

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      Common Stock, par value $0.001 per share
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO
     ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 18, 1998 was approximately $344,166,000 (based upon the closing price for shares of the Registrant's common stock as reported by the Nasdaq National Market). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of February 18, 1998: 8,537,991.

                        DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the following documents are incorporated by reference into this Report on Form 10-K where indicated:

     1. QuickResponse Services, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 5, 1998, Part III.


The exhibit index appears on Pages 45-47.

                            QUICKRESPONSE SERVICES, INC.

                            1997 FORM 10-K ANNUAL REPORT

                                 TABLE OF CONTENTS


PART I
ITEM 1         Business                                                   3

ITEM 2         Facilities                                                14

ITEM 3         Legal Proceedings                                         14

ITEM 4         Submission of Matters to a Vote of Security Holders       14

PART II

ITEM 5         Market for Registrant's Common Equity
               and Related Stockholder Matters                           15

ITEM 6         Selected Financial Data                                   16

ITEM 7         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       17

ITEM 8         Financial Statements                                      21

ITEM 9         Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                       37

PART III

ITEM 10        Directors and Executive Officers of the Registrant        38

ITEM 11        Executive Compensation                                    40

ITEM 12        Security Ownership of Certain Beneficial Owners and
               Management                                                40

ITEM 13        Certain Relationships and Related Transactions            40

PART IV

ITEM 14        Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                               41

               SIGNATURES                                                44


                                        PART I
ITEM 1. BUSINESS

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE LISTED UNDER "BUSINESS--RISK FACTORS" AND ELSEWHERE HEREIN, AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

QuickResponse Services, Inc. (the "Company" or "QRS") is a leading provider of electronic commerce merchandising and logistics solutions that optimize its customers' performance throughout the retail demand chain. The Company's products and services are organized in five product families: Catalog Services, Network Services, Inventory Management Services, Logistics Management Services and Professional Services. The Company provides its retailer, vendor and carrier customers with a single source for implementing demand chain management solutions.

The Company's primary products, described more completely in "Business--QRS Services," are as follows:

- QRS Catalog Services includes QRS KEYSTONE, a comprehensive product information database. QRS KEYSTONE was the first independent product information database using the industry standard Universal Product Code ("U.P.C.") numbering system. It is a central repository of timely, complete, and accurate vendor product information. Retailers and vendors access QRS KEYSTONE and electronically exchange industry standard business documents using QRS CONCOURSE.

- QRS Network Services includes QRS CONCOURSE and QRS ALLIANCE. QRS CONCOURSE is a connection that provides two-way electronic transmission of business data while its partner service, QRS ALLIANCE, allows any size manufacturer, retailer or vendor to communicate with its partners electronically.

- QRS Inventory Management Services ("IMS") includes QRS CATALYST, QRS MARINER and QRS HORIZON. They work together as network-centric applications to eliminate the costly capital and operating investment of sales analysis, replenishment and forecasting solutions located at the vendor or retailer site. QRS CATALYST is a management tool that transforms sales into actionable information. It enables users to track which products are selling by U.P.C. and store location to aid in buying and manufacturing decisions. QRS MARINER is an effectively managed tool for increasing sales velocity. It is a customized solution for retailers and vendors that utilizes a series of models and daily sales information in which to run analyses. The system determines recommended order quantity and electronically communicates and tracks the flow of reordered items to ensure timely delivery. QRS HORIZON is a tool to project consumer demand.

- QRS Logistics Management Services ("LMS") provides logistics information to improve merchandise movement and inventory management. QRS LMS allows retailers and vendors to tender and track motor freight shipments to carriers, using QRS CONCOURSE, and provide delivery performance reporting. QRS LMS represents a single source of information that provides trading partners with the data necessary to evaluate carrier performance and efficiency.

- QRS Professional Services, formed in 1997, provides education and consulting services using strategic tools and industry expertise.

The Company's business is subject to various risks and uncertainties that are described herein under "Risk Factors."

The Company was incorporated in California in 1985 and reincorporated into Delaware in October 1997. On October 14, 1997, QRS created a wholly owned Canadian sales subsidiary, QRS Canada, Inc. Except as otherwise noted, all references to the Company and QRS refer to the Company and its Canadian subsidiary.

At December 31, 1997, QRS had 216 employees. The Company's principal executive offices are located at 1400 Marina Way South, Richmond, California 94804, and its telephone number is 510-215-5000.

INDUSTRY BACKGROUND

The United States general merchandise retail industry accounts for revenues in excess of $1.5 trillion, with approximately 1,000 retailers recording sales in excess of $80 million. As competitive pressures within the industry have intensified, retailers have focused increasingly upon the importance of efficient demand chain management to improve their financial performance. Failure to manage merchandise to meet customer demand results in lost sales. Kurt Salmon Associates ("KSA"), a global management consulting firm specializing in the retail industry, in a 1997 study estimated that in the soft goods industry alone, inefficiencies such as inadequate information, excess inventories and slow communications between vendors and retailers result in over $25 billion in lost revenues each year. In addition, KSA estimated that an opportunity currently exists for $102 billion in annual savings across all consumer durables. Demand chain management is a complex problem. For example, the average department store carries more than one million stockkeeping units ("SKUs") at a time--some carry as many as five million--each unique in terms of product style, size and color. Each retailer's SKUs are produced by hundreds, or in some cases thousands, of vendors. These vendors are required to manage rapid production and accurate delivery of ordered merchandise to multiple retail locations. To address these issues, retailers and vendors have in recent years sought to develop strategies for optimizing selection, availability and flow of information and merchandise while minimizing absolute inventory levels. QRS' network-centric applications align closely with its customers' needs in providing solutions to improve the efficiencies throughout the retail demand chain.

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

Despite the benefits of EDI, retailers have continued to rely on paper U.P.C. catalogs or magnetic tapes published by each vendor as their primary source of product information. Although updated frequently, such information quickly becomes outdated and as a result these catalogs and tapes cannot provide the real-time information necessary for quick response merchandise management. In order to efficiently implement merchandise management, retailers and vendors need an independent, reliable, centralized database containing U.P.C. product information accessible through a reliable and secure data network.

QRS SERVICES

In order to improve the flow of information, goods and services throughout the retail demand chain, the Company offers a range of services, including QRS KEYSTONE (catalog services), QRS CONCOURSE and QRS ALLIANCE (network services), QRS CATALYST (sales analysis), QRS MARINER (replenishment), QRS HORIZON, (forecasting), QRS LMS (logistics management services), and QRS Professional Services (implementation, training and support). These services may be implemented incrementally, allowing customers to integrate functions over time within their organizations and with their trading partners.

QRS CATALOG SERVICES. QRS KEYSTONE, formerly known as The QRS Catalog, is the retail industry's largest U.P.C. database. As of December 31, 1997, it contained over 57 million U.P.C. entries and supported a vendor customer base of nearly 5,600 companies. QRS KEYSTONE classifies a vendor's merchandise entries by name, merchandise classification, style number and U.P.C., as well as by size, color and other relevant characteristics. The U.P.C. classification system underlies all subsequent transaction processing. When loaded into the database, the data is screened for accuracy and completeness by the Company's software and is further reviewed by a Company customer support representative. Vendor information is protected and is available only to trading partners approved by the vendor.

Pricing of QRS KEYSTONE is based upon the formation of trading partnerships between vendors and retailers. Each time a retailer accesses a vendor's data in QRS KEYSTONE, a trading partnership is formed and a specific fee is charged for that month. In addition to the trading partnership charges, a usage fee is charged based on the actual number of records the retailer retrieves from QRS KEYSTONE.

There are four methods to access the catalog database: QRS KEYSTONE Genesis, the original mainframe interface that was developed in 1988; QRS KEYSTONE for Windows, developed in 1996, which provides additional ordering information through the enhancement of extended data elements as well as providing new filtering techniques; QRS KEYSTONE Realtime, which is a proprietary computer-to-computer communication interface system providing retailers with a method of data retrieval from QRS KEYSTONE via their own host; and QRS KEYSTONE Web, developed late in 1997, which is an Internet-based interface for vendors with under 100 U.P.C. codes.

QRS NETWORK SERVICES. QRS Network Services consists of QRS CONCOURSE and QRS ALLIANCE. QRS CONCOURSE is a portfolio of services offering one of the industry's most secure, reliable and cost effective connectivity packages. It is designed to remove from customers the distracting demands of providing wide area network connectivity, allowing customers to focus on their core competencies.

QRS ALLIANCE is a family of electronic commerce enablement tools offering a complete spectrum of solutions for trading partners of all sizes. QRS ALLIANCE provides services that allow retailers to achieve 100% electronic data interchange with all of their trading partners. Products such as QRS ECONNECT, an easy-to-use, Windows-based software package that gets smaller partners up and running quickly, and EDI to Fax, the simple solution in which the retailer sends QRS an EDI document that is then translated and faxed to the small trading partner, make QRS ALLIANCE a complete electronic commerce enablement solution. In 1997, QRS began developing the next generation of QRS ECONNECT, a product known as QRS QUICKSTEP. QRS QUICKSTEP will create secure, encrypted EDI over the Internet for the smaller partners of retailers.

Within QRS Network Services, QRS Internet Services enables organizations to benefit from a connected world with Internet access, content hosting, web security, web development and Internet security services.

The Company provides its value-added services in a network-centric model. The Company's applications for QRS Catalog Services, QRS Inventory Management Services and QRS Logistics Management Services reside within the Company's data operations environment and are accessible primarily through the network of International Business Machines Corporation ("IBM"), which is a Value-Added Network.

QRS IMS. QRS IMS, formerly known as Collaborative Replenishment Services, or CRS, is a network-centric suite of applications that includes QRS CATALYST (sales analysis), QRS MARINER (replenishment), and QRS HORIZON (a forecasting tool). Based on individual manufacturer and retailer needs, QRS IMS is intended to increase both retailers' and manufacturers' sales by having the right merchandise at the right place at the right time.

QRS CATALYST provides tools for the retailer and vendor to enhance inventory management. With QRS CATALYST, both retailers and their vendors can view daily sales in an easy-to-use Windows environment. The information is available by product, size, color and specific store location. This information provides immediate data on which products are doing well and which should be discontinued.

While customers have a choice of implementing third-party or in-house replenishment services, QRS believes QRS MARINER is superior to those because it permits replenishment models to be run daily, by U.P.C. and by store location. This provides optimum merchandise management at the SKU level on a daily basis. Most in-house and third-party applications are run monthly or bi-monthly and require large capital and operating cost investments. Because all components of QRS MARINER are network-centric, the Company believes that capital and operating costs for both the retailer and the manufacturer will be reduced. For example, the initial replenishment program, started in 1996, resulted in a 25% increase in sales with a 30% decrease in inventory for that customer.

QRS HORIZON enables both retailers and their vendors to forecast sales for up to 53 weeks using seasonal and promotional variables. From the simplest statistical method to sophisticated neural networking technologies, QRS HORIZON supports a variety of statistical methods, allowing users to facilitate informed buying and/or production decisions.

QRS LMS. QRS LMS has approximately 350 enabled customers and is a market leader in providing logistical information and communication services. QRS LMS enables shippers to tender and track motor freight shipments to carriers via QRS CONCOURSE, and provides delivery performance reporting. QRS LMS allows the capture, transmission, storage and management of shipment information. This provides customers with electronic access to real-time information and allows both retailers and manufacturers to conduct electronic commerce for tendering, freight invoicing and other functions, track the current status of in-transit shipments and notify affected parties of impending service failures.

The proactive notification of potential service failures and easy access to accurate, timely information helps eliminate the uncertainty surrounding individual orders or shipments. This leads to a reduction in costs and order-fulfillment cycles as distribution channels become more efficient.

QRS PROFESSIONAL SERVICES. QRS Professional Services provides a team of experienced consultants to assist retailers and manufacturers design and execute an electronic commerce plan using strategic tools and industry expertise. Through analysis of their businesses, QRS Professional Services can determine what solutions are needed within an organization and what changes or enhancements should be made to internal systems and/or processes.

The components of QRS Professional Services include: Strategic Consulting, Readiness Study, Operational Analysis, Implementation Management and Educational Programs.

MARKETING, SALES AND CUSTOMER SUPPORT

The Company's marketing strategy is to provide a comprehensive interenterprise solution for retail demand chain management. The Company's marketing activities include participation in industry conventions, trade shows and user groups. The Company's sales and marketing personnel include numerous individuals with prior retail, replenishment, transportation and EDI experience.

The Company utilizes experienced software development and customer service personnel to assist customers in implementing and using the Company's catalog and network services. The Company operates a 24-hour hotline for customers to call with questions and problems and has a program to regularly contact its customers by telephone to ensure customer satisfaction, currency of catalog data and maximization of trading partner opportunities.

The Company provides the capability for any trading partner to trade with any other trading partner using electronic commerce solutions. Retailers generally transact business with a number of vendors and vice versa. Generally, the larger partner, and more advanced user of electronic commerce, is referred to as the "hub." The Company works with the larger "hubs" to facilitate and standardize their electronic commerce processes with their many "spokes," or smaller partners.

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

RETAILERS AND VENDOR CUSTOMERS

The Company markets its services to retailers and vendors, primarily in the United States and Canada. As of December 31, 1997, the Company's Catalog and Network Services were being utilized by 241 retailers representing most segments of the retail industry, with an emphasis in apparel and department store retailers. The Company's customers also included approximately 5,600 general merchandise vendors, selling a variety of goods ranging from apparel and shoes to cosmetics to electronics and automotive goods.

The Company's customer base increased 19% from approximately 5,200 customers at December 31, 1996 to approximately 6,180 customers at December 31, 1997. Its QRS KEYSTONE customer base increased by 20% from approximately 1,500 at December 31, 1996 to approximately 1,800 at year-end 1997. The number of U.P.C.s active in QRS KEYSTONE grew 19% from 48 million at December 31, 1996 to 57 million at December 31, 1997. By December 31, 1997, 126 retailers used QRS KEYSTONE, including 22 who required their vendors to use QRS KEYSTONE.

The Company provides services and generates revenues by enabling certain hub customers and their trading partners to conduct business over the Company's network. Due to the large number of trading partners that transact business with each other, including one or more hub customers, the difficulty of allocating trading partner network services to individual hub customers, and the differences in the manner in which hub customers and trading partners allocate the cost of network services among each other, the Company cannot precisely attribute revenues to particular trading relationships. However, in 1997, the Company refined its estimation techniques and determined that no individual customer or hub customer trading partnership exceeded 10% of total revenues for any of the three years in the period ended December 31, 1997.

COMPETITION

The Company believes it provides a competitive advantage through its interenterprise database, its retail focus, relationships and expertise, its daily management of inventory at the U.P.C. and store level, and its network-centric applications, which significantly lower customers' capital requirements.

The Company competes on the basis of service offerings, availability and quality of support, implementation services, sales and marketing resources and price. The Company's competitors include a number of companies providing EDI and related network services to retailers and vendors. The EDI services business is highly competitive, and competitive pricing may materially and adversely affect the prices the Company can charge for its services. Competition may also affect the Company's ability to attract new customers and retain and expand business with its existing customers and may impact negatively the range of services offered to its customers. The Company expects competition to increase as more companies enter the market and existing competitors continue to change and expand their product offerings. Several companies, including General Electric Information Services Company, Sterling Commerce, Inc. and others, offer EDI and certain other network services, including a U.P.C. catalog. In-house systems and third-party software providers are the Company's largest competitors relative to QRS IMS. Competitors for the Company's QRS LMS offerings are primarily other freight carriers who provide outsourcing to customers.

The Company differentiates itself from its competitors in part by providing the U.P.C. catalog containing product information from the largest number of vendors. The Company's business and results of operations could be materially and adversely affected if other competitors introduce catalogs or if any competitor provides a catalog that is superior to the Company's catalog. Many of the Company's existing and potential competitors have financial, marketing or technological resources that exceed those of the Company, and there can be no assurance that the Company will be able to compete successfully. Some large retailers and vendors operate private computer networks for transacting business with their trading partners. It is possible that additional retailers and vendors, including certain of the Company's existing customers, may develop and implement similar private networks, thereby reducing the demand for the Company's services.

IBM RELATIONSHIP

The Company does not operate its own Value-Added Network and has formed a strategic alliance with IBM to outsource the Company's network operation requirements.

The Company entered into an agreement with IBM for the purchase of $250 million of network services over a three-year period commencing January 1, 1998. The agreement includes specified annual minimum purchases and a graduated adjustment charge if total purchases fall below the total minimum amount. Based on historical and projected usage, management believes that the Company will be able to meet the purchase requirements under this agreement.

Additionally, the Company and IBM signed a Retail Industry Marketing agreement under which the Company provides to IBM certain professional services related to the retail industry.

DATA CENTER

The Company operates its primary data center at its Richmond, California offices. The data center operates 24 hours a day, seven days a week, and is connected to the Company's network provider through three leased data circuits in two routings to ensure availability. The data center consists primarily of leased mainframe, client/server, disk storage, tape drive and other peripheral technology to provide on-line, batch and back-up operations. Catalog data is backed up and shipped off site daily. The Company's facility and data center are both secured with controlled access doors and the data center is equipped with a Halon fire protection system, an Uninterrupted Power Supply, and a diesel generator permitting 24 hours of continuous electrical power. The data center has a separate, isolated power source from the remainder of the facility. The Company has contracted for an alternative operations facility in the event of physical disaster.

PRODUCT DEVELOPMENT

The Company is focused on the development and upgrading of its valued-added applications (QRS Catalog Services, QRS IMS and QRS LMS) and its network services technology and architecture. The Company is not involved with the development, maintenance and operation of the IBM Value-Added Network used to run network applications used by the Company and many of its customers.

In 1997, 1996, and 1995, the Company expensed $4,365,000, $3,127,000, and
$2,023,000, respectively, of product development costs and capitalized $1,114,000, $245,000, and $252,000, respectively, related to the development and enhancement of the Catalog Services interface, an Internet-based EDI product (QRS QUICKSTEP), IMS, and new technology and architecture research. In order to compete actively in the market of EDI applications, the Company plans to continue to invest in the development of new and existing software products and technology. Capitalized software development costs are amortized over three years. The Company's product development effort consists of in-house development of software applications and integration of third-party software tools to provide service offerings and contracted software development.

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

At December 31, 1993, Uniquest was delinquent in its payments and owed the Company approximately $1,358,000 under sublease and data center cost sharing agreements. As a result, the Company provided an allowance of $1,018,000 against these receivables and made additional provisions of $2,009,000 against nonpayment of future obligations. The result of the allowance and provision described was to reduce the gain from the sale of the software and services business by $3,027,000. A $1,700,000 reserve, provided in 1992 for lease payments related to another vacant building, was included in the sublease loss reserves at December 31, 1993.

In May 1995, Uniquest entered into voluntary bankruptcy and subsequently dissolved, resulting in the termination of the Company's sublease with Uniquest. The Company received a payment of $923,000 and wrote off the balance of a note for delinquent rent and data cost sharing amounts of approximately $1,158,000 against the sublease loss reserves. The Company filed a claim with the Creditors' Committee for unsecured amounts owed by Uniquest totaling approximately $740,000. During 1995 the Company recorded $164,000 as sublease income and $77,000 as data center cost reimbursements from Uniquest as reductions of occupancy expense and data center cost of sales, respectively.

At December 31, 1997, the Company maintains sublease loss reserves of $2,030,000. The Company may recognize additional gain from the sale of the software and services business at such time that all outstanding matters with the discontinued business are resolved. Management believes that certain of these matters will be resolved in 1998 and, accordingly, $1,691,000 of the total reserves are classified as current on December 31, 1997.

RISK FACTORS

INTENSE COMPETITION. The Company competes with a number of companies providing electronic commerce services to retailers and vendors. The electronic commerce services business is highly competitive, and competitive pricing may materially adversely affect the prices the Company can charge. Competition may also affect the Company's ability to gain new customers and retain and expand business with its existing customers, and the range of services offered to its customers. The Company expects competition to increase as more companies enter the market and existing competitors continue to change and expand their product offerings. Many of the Company's existing and potential competitors have financial, marketing or technological resources that exceed those of the Company, and there can be no assurance that the Company will be able to compete successfully. Some large retailers and vendors operate private computer networks for transacting business with their trading partners. It is possible that additional retailers and vendors, including certain of the Company's existing customers, may develop and implement similar private networks, thereby reducing the demand for the Company's services. IBM has, under certain license and maintenance agreements with the Company, the right to market the Company's catalog applications in competition with the Company, in return for prescribed royalty and maintenance payments. IBM has informed the Company that various types of information regarding such matters as IBM's current activities, intentions, plans and projections with respect to its business are confidential to IBM and, accordingly, will not be disclosed. Although the Company does not believe that IBM has any current intention to enter the Company's market, there can be no assurance that IBM will not exercise its license rights and become a competitor, and the Company's inability to obtain information may limit the Company's ability to provide for any such contingency. If IBM were to become a competitor, the Company's business and results of operations could be materially adversely affected. See "Dependence on IBM" and "Business - Competition."

DEPENDENCE ON KEY CUSTOMERS. While none of the Company's customers accounted for more than 10% of total revenues for any of the three years in the period ended December 31, 1997, the Company's customers include several key hubs who represent a significant amount of the Company's business. The Company provides services and generates revenues by enabling certain hub customers and their trading partners to conduct business over the Company's network. While the estimated revenues attributable to each hub customer and revenues from its trading partners related only to that hub customer do not exceed 10%, the estimated revenues attributable to all of the billings of a certain hub customer and 100 percent of its trading partners may exceed 10%.

Because of the large number of trading partners that transact business with each other, the difficulty of allocating trading partner network services to any particular hub customer, and differences in the manner in which hub customers and trading partners allocate the cost of network services among each other, the Company cannot precisely attribute revenues to particular hub customer programs.

In addition, one or more of the Company's retail customers could elect either to develop their own catalog and EDI services or to transfer all or a significant portion of their trading activities to a competitor. Any such transfer could result in many of that retailer's vendor partners electing not to maintain their U.P.C. catalog information with the Company. Any transfer that results in a loss or significant reduction in the Company's catalog and network services business could have a material adverse effect on the Company's business and results of operations. See "Business - Retailer and Vendor Customers" and Note 8 to the Financial Statements.

DEPENDENCE ON IBM. Since 1988, the Company has used the IBM Value-Added Network ("VAN") to provide customers with certain electronic commerce services, including EDI and connectivity. The maintenance and operation of the VAN is controlled solely by IBM. The Company depends on the IBM VAN for a substantial part of its revenues and such dependence is expected to continue for the foreseeable future. Since the Company has no right to control the maintenance and operation of the VAN, IBM's decision with respect to such matters may have a material impact on the Company's business and results of operations. In addition, disruption or unavailability of the IBM VAN could have a material adverse effect on the Company's business and results of operations.

IBM charges the Company for the network services used by its customers. These charges are subject to specified volume discounts and allowances. In the event that IBM decides to increase the prices that it charges the Company or reduces the amount of discounts or allowances, there can be no assurance that the Company will be able to pass along these changes to its customers. If it cannot do so, the Company's business and results of operations could be materially adversely affected. The Company has an agreement with IBM for the purchase of $250 million of network services over a three-year period beginning January 1, 1998. See Note 7 to the Financial Statements.

While the Company believes that it is the only remarketer of IBM services to the retail industry, the Company does not have an exclusive arrangement with IBM. If IBM marketed its network services directly to the Company's customers or permitted a competitor of QRS to use and remarket these services to the retail industry, the Company's business and results of operations could be materially adversely affected. IBM is free to compete against the Company, and there can be no assurance that IBM will not choose to compete with the Company in the future.

IBM provides the Company's customers certain EDI implementation and support services. If IBM were unable or unwilling to provide these services, the Company would either have to provide these services directly or arrange for a third party to provide such services. There can be no assurance that the Company would be able to do so on a timely basis, if at all, or that the costs of any such arrangements would not materially adversely affect the Company's business and results of operations. See "Business - Value-Added Network Services."

YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and therefore are not designed to handle any dates beyond the year 1999. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements and to remain functional. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. The Company currently projects that the majority of the compliance effort will be absorbed with the product enhancements planned for 1998, although there can be no assurance to that effect. The Company expects to implement successfully the systems and programming changes necessary to address Year 2000 issues and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on the Company's business, operating results or financial condition.

The Company believes that purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products or services such as those offered by the Company. In addition, as the Company is currently in the process of updating its systems, products and services to be Year 2000 compliant, the demand for the Company's products and services could decrease in the period before the Company becomes fully compliant. Many potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Any of the foregoing, or combination thereof, could result in a material adverse effect on the Company's business, operating results and financial condition.

Moreover, some of the Company's customers and third-party vendors may use systems that are not Year 2000 compliant. The Company is currently contacting such customers and third-party vendors to determine whether their systems are Year 2000 compliant and, if they are not, obtain a commitment from such customers and third-party vendors that they will be Year 2000 compliant prior to December 31, 1998. Any Year 2000 compliance problem of the Company's customers or third-party vendors could result in a material adverse effect on the Company's business, operating results or financial condition.

In addition, some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of at least two such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

TECHNOLOGICAL CHANGE. The EDI services industry is characterized by continuously evolving standards and technology. The Company's ability to anticipate or guide retail industry standards, to continue to apply advances in network technology and to develop new catalog and other applications will be a significant factor in the Company's ability to grow and remain competitive. Because the Company's current pricing structure is partially based on the number of characters transmitted, the Company's business and results of operations could be materially adversely affected if new compression technology were introduced which reduces the number of characters needed to electronically transmit business documents. In addition, new technologies could be developed or enhanced that could make existing catalog and EDI services technologically obsolete. There can be no assurance that the Company will be able to respond in a timely manner to technological changes or that the ability of competitors to successfully incorporate evolving standards and technologies into new services will not render the Company's services noncompetitive. The failure by the Company to adapt to or incorporate new standards or technology could have a material adverse effect on the Company's business and results of operation.

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

Software products as complex as those used in the electronic commerce industry may contain undetected errors or failures when first introduced or when new versions are released. If software errors are discovered after introduction, the Company could experience delays or lost revenues during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of, or delay in, market acceptance, which could have a material adverse effect on the business, results of operations and financial condition of the Company. See "Business - Product Development."

DEPENDENCE ON DATA CENTER. QRS Catalog Services runs on a computer system contained in the Company's data center facility in Richmond, California. The data center is located in a single facility and the Company has no present intention of establishing an additional data center in a separate location. The Company utilizes fault-tolerant IBM mainframe computer equipment. The Company has arranged for use of off-site computer facilities, if necessary, and has taken other precautions to protect itself and its customers from events that could interrupt delivery of the Company's services. These precautions include off-site storage of back-up data, fire protection and physical security systems and an early warning detection and Halon fire extinguishing system. Notwithstanding these precautions, there can be no assurance that a fire, earthquake or other natural disaster affecting the data center would not disable the Company's computer system. The Company's data center connects to the IBM San Francisco hub. In the event that service through this location is interrupted, the Company has back-up access through the IBM Seattle hub. Any significant damage to the Company's data center or disruption of its connectivity to the IBM network could have a material adverse effect on the Company's business and results of operations. See "Business - Data Center."

ABILITY TO MANAGE GROWTH. The Company has significantly increased its service offerings and customers. Maintaining profitability during a period of expansion will depend, among other things, on the Company's ability to manage effectively its operations. Difficulties in managing continued growth could have a material adverse effect on the Company's business and results of operations.

DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon the performance of its executive officers and other key employees, particularly the members of senior management. The Company has no "key personnel" life insurance for any of its senior management and does not currently intend to purchase any such policies. There is no assurance that QRS will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The loss of the services of key personnel or the failure to recruit necessary additional personnel could have a material adverse effect on the Company's business and results of operations.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY. The Company relies on a combination of copyright, trade secret and trademark laws and nondisclosure agreements to protects its proprietary rights. Existing copyright laws afford only limited protection. While the Company uses both internal proprietary and IBM network security measures, it may be possible for unauthorized third parties to copy the Company's products and services or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products and services is difficult. Further, the laws of certain countries in which the Company's products or services may be distributed may not protect the Company's products or services and intellectual rights to the same extent as the laws of the United States. If unauthorized third parties copy or reverse engineer or otherwise obtain and use information the Company regards as proprietary, the Company's business and results of operations could be materially adversely affected.

THE INTERNET. The Internet is an interconnected global network of computer systems linked together through a common protocol. Although the Company believes that the Internet will provide opportunities to expand the electronic commerce market, there can be no assurance that the Company's efforts to exploit such opportunities will be successful or that increased usage of the Internet for electronic commerce or increased competition will not adversely affect the business, results of operations, and financial condition of the Company. To date, the Company's customers and potential customers have made limited use of the Internet to exchange their "mission-critical"data.

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

GOVERNMENT REGULATORY AND INDUSTRIAL POLICY RISKS. Current regulations and laws governing the telecommunications industry generally do not apply to providers of electronic commerce services and products. Except for government regulations in certain foreign countries (which may affect the provision of certain of the Company's services or use of certain of its products) and regulations governing the ability of the Company to disclose the contents of communications by its customers, there are no government regulations pertaining to the pricing, service characteristics or capabilities, geographic distribution or quality control features of the Company's electronic commerce services or products. There exists, however, the risk that governmental policies affecting the electronic commerce industry could be implemented by executive order, legislation, administrative order, or otherwise. If such policies are adopted, they could have a material adverse effect on the business, results of operations, and financial condition of the Company.

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

ITEM 2.  FACILITIES

The Company leases approximately 40,000 square feet of office space in Richmond, California for its corporate headquarters. The lease expires on June 30, 2010. Management believes that the Company's facilities are adequate for its level of business and its near-term growth requirements.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

The Company's common stock has been traded in the over-the-counter market on the Nasdaq National Market under the symbol QRSI since the Company's initial public offering in August 1993. According to records of the Company's transfer agent, the Company had approximately 68 stockholders of record as of February 16, 1998. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial holders of the common stock. The following table sets forth the low and high sales prices of the Company's common stock for the two-year period ended December 31, 1997:


PERIOD ENDED                                      LOW            HIGH
---------------------------------------        --------       --------
Quarters ended December 31, 1996:
   First Quarter                               $  17.75       $  26.25
   Second Quarter                                 25.50          37.13
   Third Quarter                                  27.75          41.50
   Fourth Quarter                                 28.00          40.25
Quarters ended December 31, 1997:
   First Quarter                                  26.38          35.25
   Second Quarter                                 23.88          39.06
   Third Quarter                                  31.00          39.50
   Fourth Quarter                                 31.75          38.31


DIVIDEND POLICY

The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has paid no cash dividends on its common stock and does not anticipate declaring dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA




                                                                              YEARS ENDED DECEMBER 31,
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     -------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                           1997           1996         1995 (1)         1994           1993
                                                     -------        -------        -------        -------        -------
Revenues                                             $71,632        $56,746        $42,134        $31,382        $22,457
Operating earnings                                    12,639          9,442          2,479          5,311          3,124
Earnings from continuing
  operations before income taxes                      14,625         11,019          3,961          5,980          1,911
Discontinued operations:
   Gain from sale of software and
    services business                                      -              -              -              -          1,441
Income tax expense (benefit)                           5,850          4,408          1,574         (7,985)             -
Extraordinary loss on extinguishment
  of debt                                                  -              -              -              -           (763)
                                                     -------        -------        -------        -------        -------
Net earnings                                          $8,775         $6,611         $2,387        $13,965         $2,589
                                                     -------        -------        -------        -------        -------
                                                     -------        -------        -------        -------        -------

Basic earnings per share:
   Continuing  operations                              $1.04          $0.79          $0.29          $1.74          $0.38
   Discontinued operations                                 -              -              -              -           0.29
   Extraordinary item                                      -              -              -              -          (0.15)
                                                     -------        -------        -------        -------        -------
   Net earnings per share                              $1.04          $0.79          $0.29          $1.74          $0.52
                                                     -------        -------        -------        -------        -------
                                                     -------        -------        -------        -------        -------

Diluted earnings per share:
   Continuing  operations                              $1.01          $0.77          $0.28          $1.67          $0.34
   Discontinued operations                                 -              -              -              -           0.26
   Extraordinary item                                      -              -              -              -          (0.14)
                                                     -------        -------        -------        -------        -------
   Net earnings per share                              $1.01          $0.77          $0.28          $1.67          $0.46
                                                     -------        -------        -------        -------        -------
                                                     -------        -------        -------        -------        -------



(1) 1995 results include write-off of purchased in-process research and development of $4,318,000.




                                                                                       DECEMBER 31,
                                                                                      (IN THOUSANDS)
                                                     -------------------------------------------------------------------
BALANCE SHEET DATA                                     1997           1996           1995           1994           1993
                                                     -------        -------        -------        -------        -------

Working capital                                      $42,347        $29,416        $30,248        $23,024        $17,946
Total assets                                          64,002         55,946         46,592         39,910         23,135
Long-term debt                                             -              -              -              -            493
Stockholders' equity                                  54,729         43,570         35,430         31,427         15,485


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE LISTED UNDER "BUSINESS - RISK FACTORS" AND ELSEWHERE HEREIN, AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

The Company's product and service families are Catalog Services, Network Services, Inventory Management Services (IMS), Logistics Management Services
(LMS), and Professional Services. The Company derives revenues from five principal and related sources: the transmission of standard business documents over a network, monthly charges for accessing Catalog Services, IMS-related fees based on negotiated monthly service charges, LMS fees, and consulting fees. Network Services pricing is based primarily on the volume of characters transmitted and the type of network access utilized. Network Services pricing also incorporates discounts based on volume.

DELAWARE REINCORPORATION

On October 21, 1997, the Company completed its plan to reincorporate in Delaware (the "Reincorporation") through the merger (the "Merger") of QuickResponse Services, Inc., a California corporation ("QRS-California"), with and into the Company. As a result of the Merger, the outstanding shares of QRS-California were automatically converted into shares of the Company.

CANADIAN SUBSIDIARY

On October 14, 1997, QRS created a wholly owned Canadian sales subsidiary, QRS Canada, Inc.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in the Company's statements of operations:

                                                 YEARS ENDED DECEMBER 31,
                                              -----------------------------
                                              1997        1996         1995
                                              ----         ----        ----

Revenues                                       100%        100%         100%
Cost of sales                                   56          60           61
                                              ----        ----         ----
Gross profit                                    44          40           39
Operating expenses:
  Sales and marketing                           13          11           11
  Product development                            6           6            5
  General and administrative                     7           7            7
  Purchased in-process research
    and development                              -           -           10
                                              ----        ----         ----
Total operating expenses                        26          24           33
                                              ----        ----         ----
Operating earnings                              18          16            6
Interest income                                  2           3            3
                                              ----        ----         ----
Earnings before income taxes                    20%         19%           9%
                                              ----        ----         ----
                                              ----        ----         ----


REVENUES

Revenues increased from $42.1 million in 1995 to $56.7 million in 1996 and to $71.6 million in 1997, representing increases of 35% from 1995 to 1996 and 26% from 1996 to 1997. These increases were primarily attributable to four factors. First, the number of customers increased from 156 retailers and 4,865 vendors at December 31, 1995 to 205 retailers and 4,973 vendors as of December 31, 1996 and to 241 retailers and 5,921 vendors and carriers as of December 31, 1997. Second, the number of catalog trading partnerships increased significantly as a result of the increase in the number of customers and their trading links with each other. Third, customers increased the number, type and size of transactions transmitted over the network, as well as the utilization of Catalog Services. Fourth, the Company expanded its product offerings among the Inventory Management Services and Professional Services.

COST OF SALES

Cost of sales consists primarily of the cost of purchasing network services, the cost of the Company's data centers and technical customer support services. Cost of sales increased from $25.5 million in 1995 to $33.8 million in 1996 and to $40.5 million in 1997. These increases were principally due to increases in purchased network services reflecting growth in network services purchased under a long-term contract, discounted based upon a multi-year volume commitment, and an expanded customer support group reflecting growth in customers and products. Cost of sales as a percentage of revenue decreased from 61% and 60% in 1995 and 1996, respectively, to 56% in 1997. Cost of sales as a percentage of revenues decreased in 1997 primarily due to increases in higher margin revenue from Catalog Services, increased operating efficiencies in data center operations, and higher discounts on network services. These benefits were partially offset by increased sales of certain lower margin network services and volume discounts earned by larger customers.

SALES AND MARKETING EXPENSES

Sales and marketing expenses consist primarily of personnel and related costs in the Company's sales and marketing organizations as well as the costs of various marketing programs. Sales and marketing costs increased from $4.7 million in 1995 to $6.5 million in 1996 and to $9.0 million in 1997, reflecting the general increase in the number of customers and the size of the Company's operations. Sales and marketing expenses represented 11% of revenues in years 1995 and 1996 and 13% of revenues in 1997. The increase as a percentage of revenue was due to the Company's expansion of its retailer and vendor-specific coverage and growth in its Program Sales and Enablement organization, the group responsible for rapidly enabling trading partners for key hub customers.

PRODUCT DEVELOPMENT EXPENSES

Product development expenses consist primarily of personnel and equipment costs related to research, development and implementation of new services and enhancement of existing services. Product development expenses increased from $2.0 million in 1995 to $3.1 million in 1996 and to $4.4 million in 1997 and represented 5%, 6% and 6% of revenues, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel and related costs of the Company's finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses increased from $3.1 million in 1995 to $3.9 million in 1996 and to $5.1 million in 1997 and represented 7% in each of three years.

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

In addition, the Company spent approximately $100,000, $600,000, and $330,000 in 1995, 1996 and 1997, respectively, in order to complete the development of the acquired in-process products. As of December 31, 1997, the Company does not anticipate further development spending on the acquired in-process products.

INTEREST INCOME

Interest income consists primarily of interest earned on cash, cash equivalents and investment securities, including cash accumulated from the Company's initial public offering of common stock in August 1993, as well as subsequent positive cash flow from operations. Interest income increased from $1.5 million in 1995 to $1.6 million in 1996 and to $2.0 million in 1997. The increase in 1997 is primarily due to higher balances in the Company's cash, cash equivalents and investment securities accounts.

INCOME TAX EXPENSE

The Company's income tax expense was $1.6 million, $4.4 million and $5.9 million for the years 1995, 1996 and 1997, respectively. The Company's effective income tax rate in 1995, 1996 and 1997 was 40%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased from $29.4 million at December 31, 1996 to $42.3 million at December 31, 1997. Cash, cash equivalents and short-term marketable securities available-for-sale increased from $24.6 million at December 31, 1996 to $33.8 million at December 31, 1997. At December 31, 1996 and 1997, $10 million and

$1.0 million, respectively, of marketable securities available-for-sale were classified as non-current assets and, therefore, were not included in working capital. Total assets increased from $55.9 million at December 31, 1996 to $64.0 million at December 31, 1997, while total liabilities decreased from $12.4 million at December 31, 1996 to $9.3 million at December 31, 1997.

During 1995, the Company acquired certain assets of ShipNet for $4.9 million including the assumption of certain liabilities, relocation, personnel and transaction costs. The Company disbursed approximately $2.3 million, $1.2 million, and $1.2 million of such funds in 1995, 1996 and 1997, respectively. The Company expects no future disbursements related to the acquisition of ShipNet assets.

Management believes that the cash, cash equivalents and marketable securities available-for-sale at December 31, 1997, and cash anticipated to be generated from future operations will be sufficient for the Company to meet its working capital needs and capital expenditures through 1998. However, the Company may choose to raise additional cash through the sale of equity or debt prior to such time. The Company has no plans to pay dividends with respect to common stock in the foreseeable future.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and therefore are not designed to handle any dates beyond the year 1999. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements and to remain functional. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. The Company currently projects that the majority of the compliance effort will be absorbed with the product enhancements planned for 1998, although there can be no assurance to that effect.

The Company expects to implement successfully the systems and programming changes necessary to address Year 2000 issues and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on the Company's business, operating results or financial condition.

Moreover, some of the Company's customers and third-party vendors may use systems that are not Year 2000 compliant. The Company is currently contacting such customers and third-party vendors to determine whether their systems are Year 2000 compliant and, if they are not, obtain a commitment from such customers and third-party vendors that they will be Year 2000 compliant prior to December 31, 1998. Any Year 2000 compliance problem of the Company's customers or third-party vendors could result in a material adverse effect on the Company's business, operating results or financial condition. See "Risk Factors
- Year 2000 Compliance."


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

                           INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
               Independent Auditors' Report                                22

               Consolidated Balance Sheets                                 23

               Consolidated Statements of Earnings                         24

               Consolidated Statements of Stockholders' Equity             25

               Consolidated Statements of Cash Flows                       26

               Notes to Consolidated Financial Statements                  27-36


INDEPENDENT AUDITORS' REPORT





Board of Directors and Stockholders
QuickResponse Services, Inc.:

We have audited the accompanying consolidated balance sheets of QuickResponse Services, Inc. and subsidiary (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP
San Francisco, California
February 4, 1998

                            QUICKRESPONSE SERVICES, INC.
                            CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1997 AND 1996
                               (DOLLARS IN THOUSANDS)

                                       ASSETS


                                                                                          1997           1996
                                                                                        -------        -------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .        $16,091        $16,022
   Marketable securities, available-for-sale . . . . . . . . . . . . . . . . . .         17,694          8,605
   Accounts receivable - net of allowance for doubtful accounts of $873 and $722
    in 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,567          9,294
   Deferred income tax assets. . . . . . . . . . . . . . . . . . . . . . . . . .            870          4,130
   Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . . . .          1,260          1,141
                                                                                        -------        -------

      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         50,482         39,192
                                                                                        -------        -------

Property and equipment:
   Furniture and fixtures. . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,162          1,322
   Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,782          2,993
   Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,800          1,344
                                                                                        -------        -------
                                                                                         11,744          5,659
   Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .          4,062          2,572
                                                                                        -------        -------
      Total property and equipment . . . . . . . . . . . . . . . . . . . . . . .          7,682          3,087
                                                                                        -------        -------

Marketable securities, available-for-sale. . . . . . . . . . . . . . . . . . . .          1,000          9,985
Deferred income tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,576          2,308
Capitalized product development costs - net of accumulated amortization of
$2,590 and $2,818 in 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . .          2,085          1,199
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            177            175
                                                                                        -------        -------

Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $64,002        $55,946
                                                                                        -------        -------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 3,733        $ 5,480
   Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .          2,711          3,435
   Current portion of sublease loss reserves . . . . . . . . . . . . . . . . . .          1,691            861
                                                                                        -------        -------

      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          8,135          9,776

Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            799            923
Sublease loss reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            339          1,677
                                                                                        -------        -------

      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,273         12,376
                                                                                        -------        -------

Commitments and contingencies. . . . . . . . . . . . . . . . . . . . . . . . . .              -              -
Stockholders' equity:
   Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued
    and outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              -
   Common stock - $0.001 par value;  20,000,000 shares authorized;  8,531,366
    shares outstanding in 1997 and 8,407,220 in 1996 . . . . . . . . . . . . . .         63,864         61,394
   Treasury stock at cost (1,300 shares) . . . . . . . . . . . . . . . . . . . .            (35)             -
   Unrealized gain (loss) on investments . . . . . . . . . . . . . . . . . . . .             (9)            42
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (9,091)       (17,866)
                                                                                        -------        -------

      Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .         54,729         43,570
                                                                                        -------        -------

Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . .        $64,002        $55,946
                                                                                        -------        -------
                                                                                        -------        -------




                          See notes to financial statements.

                            QUICKRESPONSE SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF EARNINGS
                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                 1997           1996           1995
                                                               -------        -------        -------
Revenues . . . . . . . . . . . . . . . . . . . . . . .         $71,632        $56,746        $42,134

Cost of sales. . . . . . . . . . . . . . . . . . . . .          40,450         33,802         25,520
                                                               -------        -------        -------

Gross profit . . . . . . . . . . . . . . . . . . . . .          31,182         22,944         16,614

Operating expenses:
   Sales and marketing . . . . . . . . . . . . . . . .           9,041          6,512          4,707
   Product development . . . . . . . . . . . . . . . .           4,365          3,127          2,023
   General and administrative. . . . . . . . . . . . .           5,137          3,863          3,087
   Purchased in-process research and development . . .               -              -          4,318
                                                               -------        -------        -------
      Total operating expenses . . . . . . . . . . . .          18,543         13,502         14,135

Operating earnings . . . . . . . . . . . . . . . . . .          12,639          9,442          2,479

Interest income. . . . . . . . . . . . . . . . . . . .           1,986          1,577          1,482
                                                               -------        -------        -------

Earnings before income taxes . . . . . . . . . . . . .          14,625         11,019          3,961

Income tax expense . . . . . . . . . . . . . . . . . .           5,850          4,408          1,574
                                                               -------        -------        -------

Net earnings . . . . . . . . . . . . . . . . . . . . .         $ 8,775        $ 6,611        $ 2,387
                                                               -------        -------        -------
                                                               -------        -------        -------


Basic earnings per share . . . . . . . . . . . . . . .           $1.04          $0.79          $0.29
                                                               -------        -------        -------
                                                               -------        -------        -------

Shares used to compute basic earnings per share. . . .           8,464          8,346          8,228
                                                               -------        -------        -------
                                                               -------        -------        -------


Diluted earnings per share . . . . . . . . . . . . . .           $1.01          $0.77          $0.28
                                                               -------        -------        -------
                                                               -------        -------        -------

Shares used to compute diluted earnings per share. . .           8,727          8,613          8,499
                                                               -------        -------        -------
                                                               -------        -------        -------




                         See notes to financial statements.

                            QUICKRESPONSE SERVICES, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                               (DOLLARS IN THOUSANDS)



                                                                                UNREALIZED
                                                                                GAIN (LOSS)
                                                          COMMON STOCK              ON        ACCUMULATED  STOCKHOLDERS'
                                                      SHARES         AMOUNT     INVESTMENT      DEFICIT       EQUITY
                                                   ------------------------     ----------    -----------  -------------
Balance, January 1, 1995 . . . . . . . .           8,130,293      $  58,291                     $ (26,864)     $  31,427
Stock option compensation. . . . . . . .                                 35                                           35
Exercise of stock options, including tax
   benefit . . . . . . . . . . . . . . .             143,951          1,363                                        1,363
Issuance of common stock under
   Employee Stock Purchase Plan. . . . .              16,580            180                                          180
Exercise of warrant. . . . . . . . . . .              15,000             38                                           38
Net earnings . . . . . . . . . . . . . .                                                            2,387          2,387
                                                   ---------      ---------      ---------      ---------      ---------

Balance, December 31, 1995 . . . . . . .           8,305,824         59,907                       (24,477)        35,430
Stock option compensation. . . . . . . .                                 35                                           35
Exercise of stock options, including tax
   benefit . . . . . . . . . . . . . . .              80,190          1,141                                        1,141
Issuance of common stock under
   Employee Stock Purchase Plan. . . . .              19,206            306                                          306
Exercise of warrant. . . . . . . . . . .               2,000              5                                            5
Unrealized gain on investments . . . . .                                         $      42                            42
Net earnings . . . . . . . . . . . . . .                                                            6,611          6,611
                                                   ---------      ---------      ---------      ---------      ---------

Balance, December 31, 1996 . . . . . . .           8,407,220         61,394             42        (17,866)        43,570
Purchase of treasury stock . . . . . . .              (1,300)           (35)                                         (35)
Stock option compensation. . . . . . . .                                 26                                           26
Exercise of stock options, including tax
   benefit . . . . . . . . . . . . . . .             103,270          2,015                                        2,015
Issuance of common stock under
   Employee Stock Purchase Plan. . . . .              17,176            416                                          416
Exercise of warrant. . . . . . . . . . .               5,000             13                                           13
Unrealized gain (loss) on investments. .                                               (51)                          (51)
Net earnings . . . . . . . . . . . . . .                                                            8,775          8,775
                                                   ---------      ---------      ---------      ---------      ---------

Balance, December 31, 1997 . . . . . . .           8,531,366      $  63,829      $      (9)     $  (9,091)     $  54,729
                                                   ---------      ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------      ---------




                          See notes to financial statements.

                            QUICKRESPONSE SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                               (DOLLARS IN THOUSANDS)



                                                                                         1997           1996           1995
                                                                                       --------       --------       --------
Operating activities:
   Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  8,775       $  6,611       $  2,387
   Adjustment to reconcile net earnings to net cash provided by (used in)
      operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . .                1,718          1,153            618
      Stock compensation . . . . . . . . . . . . . . . . . . . . . . . . .                   26             35             35
      Purchased in-process research and development. . . . . . . . . . . .                    -              -          4,318
      Purchase of trading securities - net . . . . . . . . . . . . . . . .                    -              -         (8,401)
      Changes in:
         Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .               (5,273)        (1,262)        (2,273)
         Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .                 (119)          (329)          (343)
         Deferred income tax assets. . . . . . . . . . . . . . . . . . . .                3,902          3,877          1,338
         Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .                   (2)            (8)            (5)
         Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .               (1,747)         1,898          1,750
         Other accrued liabilities . . . . . . . . . . . . . . . . . . . .                  510          1,149             61
         Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . .                 (124)          (218)           (99)
         Sublease loss reserves (net). . . . . . . . . . . . . . . . . . .                 (508)          (464)           326
                                                                                       --------       --------       --------

            Net cash provided by (used in) operating activities. . . . . .                7,158         12,442           (288)
                                                                                       --------       --------       --------

Investing activities:
   Marketable securities - available for sale, net . . . . . . . . . . . .                 (155)          (572)         2,335
   Purchase of property and equipment. . . . . . . . . . . . . . . . . . .               (6,085)        (1,551)        (2,197)
   Capitalization of product development costs . . . . . . . . . . . . . .               (1,114)          (245)          (252)
   Payment of liabilities assumed in the acquisition of Shipnet. . . . . .               (1,234)        (1,151)        (2,339)
                                                                                       --------       --------       --------

            Net cash used in investing activities. . . . . . . . . . . . .               (8,588)        (3,519)        (2,453)
                                                                                       --------       --------       --------

Financing activities:
   Proceeds from employee stock purchase plan issuances. . . . . . . . . .                  416            306            180
   Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . .                1,105            328            354
   Exercise of warrants. . . . . . . . . . . . . . . . . . . . . . . . . .                   13              5             38
   Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . .                  (35)             -              -
                                                                                       --------       --------       --------

            Net cash provided by financing activities. . . . . . . . . . .                1,499            639            572
                                                                                       --------       --------       --------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .                   69          9,562         (2,169)
Cash and cash equivalents at beginning of year . . . . . . . . . . . . . .               16,022          6,460          8,629
                                                                                       --------       --------       --------

Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . .             $ 16,091       $ 16,022       $  6,460
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------

Other cash flow information:
   Taxes paid during the year. . . . . . . . . . . . . . . . . . . . . . .             $  1,074       $    498       $    284
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------

Noncash investing and financing activities:
   Tax benefit from non-qualified stock options exercised. . . . . . . . .             $    910       $    813       $  1,009
   Assumption of liabilities related to ShipNet acquisition. . . . . . . .                    -              -          4,724
   Assumption of accounts receivable, property and equipment, and other
      assets related to ShipNet acquisition. . . . . . . . . . . . . . . .                    -              -            406
   Unrealized gain (loss) on marketable securities, available-for-sale . .                  (51)            42              -


                               See notes to financial statements

                            QUICKRESPONSE SERVICES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: DESCRIPTION OF THE BUSINESS

The Company's product families are Catalog Services, Network Services, Inventory Management Services (IMS), Logistics Management Services (LMS), and Professional Services. The Company derives revenues from five principal and related sources: the transmission of standard business documents over a network, monthly charges for accessing Catalog Services, IMS-related fees based on negotiated monthly service charges, LMS fees, and consulting fees. Network Services pricing is based primarily on the volume of characters transmitted and the type of network access utilized. Network Services pricing also incorporates discounts based on volume.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION
The accompanying financial statements include the accounts of QuickResponse Services, Inc. and its wholly owned subsidiary, QRS Canada, Inc. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION
All services revenues are recognized in the month in which the service is performed.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

MARKETABLE SECURITIES,  AVAILABLE-FOR-SALE
Effective April 1, 1995, the Company determined that its portfolio of marketable debt securities met the criteria for being classified as "Available for Sale" under Statement of Financial Accounting Standard ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities. "Previously the Company had classified its marketable securities as "Trading Securities" under that Standard. There was no effect on the financial statements from the change in classification of these marketable debt securities, since the cost of such securities approximated the fair market value at March 31, 1995. The Company classifies those marketable securities that mature in less than one year as short-term marketable securities.

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

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, which are generally three years for software and five years for equipment and hardware. Leasehold improvements are amortized over the remaining period of the lease or over the estimated useful life of the improvement, whichever is shorter. Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $1,490,000, $924,000 and
$516,000, respectively.

STOCK OPTION COMPENSATION
The Company adopted SFAS No. 123, "Accounting for Stock-Based
Compensation "effective for the Company's year ended December 31, 1996. SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed under provisions of SFAS No. 123, the Company has chosen to continue the intrinsic value based method and provides pro forma disclosures of net earnings and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted; therefore such adoption has no effect on the Company's earnings or cash flows. See note 10.

EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." The Company adopted SFAS No. 128 in the year ended December 31, 1997 as required and restated earnings per share ("EPS") data for all prior periods to conform with SFAS No. 128.

SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash and equivalents, customer receivables, accounts payable, and certain other accrued liabilities. The carrying amounts of these items are a reasonable estimate of their fair values.

RECENTLY ISSUED ACCOUNTING STANDARDS
During June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report the change in its net assets from nonowner sources by major components and as a single total. The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these Statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Such Statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

USE OF ESTIMATES
The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from these estimates.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the 1997 presentation.

NOTE 3: MARKETABLE SECURITIES, AVAILABLE FOR SALE

Marketable securities, available-for-sale are summarized as follows (in thousands):


                                                               GROSS
                                              AMORTIZED     UNREALIZED     UNREALIZED
                                                 COST          GAINS         LOSSES       FAIR VALUE
                                              ---------     ----------     ----------     ----------
     December 31, 1997
     Debt issued by:
     Government/Agencies                       $  9,995            $10              -        $10,005
     Corporate bonds                              8,708              2           $(21)         8,689
                                              ---------     ----------      ---------       --------
     Total marketable securities                 18,703             12            (21)        18,694
     Less long-term marketable
        securities, available-for-sale              999              1              -          1,000
                                              ---------     ----------      ---------       --------
     Short-term marketable
        securities, available-for-sale          $17,704            $11           $(21)       $17,694
                                              ---------     ----------      ---------       --------
                                              ---------     ----------      ---------       --------


                                                               GROSS
                                              AMORTIZED     UNREALIZED     UNREALIZED
                                                 COST          GAINS         LOSSES       FAIR VALUE
                                              ---------     ----------     ----------     ----------
     December 31, 1996
     Debt issued by:
     Government/Agencies                       $  7,965            $20           $  -       $  7,985
     Corporate bonds                             10,583             22              -         10,605
                                              ---------     ----------      ---------       --------
     Total marketable securities                 18,548             42              -         18,590
     Less long-term marketable
        securities, available-for-sale            9,965             20              -          9,985
                                              ---------     ----------      ---------       --------
     Short-term marketable
        securities, available-for-sale         $  8,583            $22           $  -       $  8,605
                                              ---------     ----------      ---------       --------
                                              ---------     ----------      ---------       --------


The long-term marketable securities held at December 31, 1997 have contractual maturities of two years or less.


NOTE 4: INCOME TAXES

The Company accounts for income taxes using the asset and liability method under SFAS No. 109, "Accounting for Income Taxes."

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

The income tax expense (credit) for the years ended December 31, 1997, 1996 and 1995 consisted of (in thousands):

                         1997           1996           1995
                        ------         ------         ------
          Current:
             Federal    $1,813         $  906         $  127
             State       1,045            438            284
                        ------         ------         ------
                         2,858          1,344            411
                        ------         ------         ------

          Deferred:
             Federal     2,749          2,519          1,303
             State         243            545           (140)
                        ------         ------         ------
                         2,992          3,064          1,163
                        ------         ------         ------

             Total      $5,850         $4,408         $1,574
                        ------         ------         ------
                        ------         ------         ------


Significant components of the Company's deferred tax balances as of December 31, 1997 and 1996 are as follows (in thousands):



                                                               DECEMBER 31,   DECEMBER 31,
                                                                   1997           1996
                                                               ------------   ------------
     Deferred tax assets:
        Minimum tax credit carryforwards . . . . . . . . . .           $393         $  391
        Net operating loss carryforwards . . . . . . . . . .              -          1,916
        Research and development credit carryforwards. . . .            898            899
        Purchased in-process research and development. . . .            898            973
        Allowance for doubtful accounts. . . . . . . . . . .            318            282
        Other reserves not currently deductible. . . . . . .          1,224          1,807
        Deferred rent. . . . . . . . . . . . . . . . . . . .            344            399
        State taxes. . . . . . . . . . . . . . . . . . . . .             36             39
                                                               ------------   ------------
           Total deferred income tax assets. . . . . . . . .          4,111          6,706

     Deferred tax liabilities:
        Depreciation . . . . . . . . . . . . . . . . . . . .            247            126
        Deducted research and development expenses . . . . .            418            142
                                                               ------------   ------------
           Total deferred income tax liabilities . . . . . .            665            268

                                                               ------------   ------------
     Deferred income tax assets, net . . . . . . . . . . . .         $3,446         $6,438
                                                               ------------   ------------
                                                               ------------   ------------



A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows (dollars in thousands):



                                                                                       DECEMBER 31,
                                           ---------------------------------------------------------------------------------------
                                                         1997                           1996                         1995
                                           ----------------------------    -------------------------     -------------------------
   Provision at statutory tax rate . . .         $5,118            35%         $3,746            34%         $1,347            34%
   State income taxes, net of federal
      tax benefit  . . . . . . . . . . .            880              6            649              6            243              6
   Other . . . . . . . . . . . . . . . .           (148)            (1)            13              -            (16)             -
                                             ----------     ----------     ----------     ----------     ----------     ----------
   Total . . . . . . . . . . . . . . . .         $5,850            40%         $4,408            40%         $1,574            40%
                                             ----------     ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------     ----------


For income tax purposes, the Company had no remaining and no expired federal operating loss carryforwards at December 31, 1997. The Company has federal research and development credit carryforwards of approximately

$898,000 which expire from 2005 to 2013, and federal credits for prior-year minimum tax paid of $393,000 which have an indefinite life. Section 382 of the Internal Revenue Code imposes limitations on the utilization of loss and credit carryforwards when changes in control, as defined, have occurred. Primarily as a result of the sale of shares in the Company's public offering in 1993, a change of control occurred. As a result, the utilization of the credit carryforwards is limited annually under Section 382. The Company does not believe that the Section 382 limitations will result in the loss of any benefits related to the carryforwards.


NOTE 5: ACQUISITION OF SHIPNET SYSTEMS, INC. ("SHIPNET")

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

The Company completed the relocation of acquired assets in the third quarter of 1997 and anticipates no further expense related to the acquisition of Shipnet.


NOTE 6: SUBLEASE LOSS RESERVES

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

In May 1995, Uniquest entered into voluntary bankruptcy and subsequently dissolved, resulting in the termination of the Company's sublease with Uniquest. The Company received a payment of $923,000 and wrote off the balance of a note for delinquent rent and data cost sharing amounts of approximately $1,158,000 against the sublease loss reserves. The Company filed a claim with the Creditors' Committee for unsecured amounts owed by Uniquest totaling approximately $740,000. During 1995, the Company recorded $164,000 as sublease income and $77,000 as data center cost reimbursements from Uniquest as reductions of occupancy expense and data center-cost of sales, respectively.

At December 31, 1997, the Company maintains sublease loss reserves of $2,030,000. The Company may recognize additional gain from sale of the software and services business at such time that all outstanding matters with the discontinued business are resolved. Management believes that certain of these matters will be resolved in 1998 and, accordingly, $1,691,000 of the total reserves are classified as current on December 31, 1997.

NOTE 7: COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with IBM for the purchase of $250 million of network services over a three-year period commencing January 1, 1998. The agreement includes specified annual minimum purchases and a graduated adjustment charge if total purchases fall below the total minimum amount. Based on historical and projected usage, management believes that the Company will meet the purchase requirements under this agreement.

Additionally, the Company and IBM signed a Retail Industry Marketing agreement under which the Company provides to IBM certain professional services related to the retail industry. The Company recognized $1,000,000 of revenue in the fourth quarter of 1997 as a result of these agreements.

The Company leases office buildings and certain equipment under various non-cancelable operating lease agreements expiring through the year 2010. The leases for office buildings generally provide renewal options and additional rents based on increases in operating expenses of the buildings.

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

Total rent expense charged to continuing operations for the years ended December 31, 1997, 1996 and 1995 was $1,372,000, $1,331,000 and $1,272,000 respectively.

At December 31, 1997, future minimum payments under long-term operating leases are as follows (in thousands):


                    Year ending December 31:
                      1998 . . . . . . . . . . . . . .         $ 1,522
                      1999 . . . . . . . . . . . . . .           1,571
                      2000 . . . . . . . . . . . . . .           1,602
                      2001 . . . . . . . . . . . . . .           1,640
                      2002 & Thereafter. . . . . . . .          10,376
                                                              --------

                    Total. . . . . . . . . . . . . . .         $16,710
                                                              --------
                                                              --------


NOTE 8: MAJOR TRADING PARTNERSHIP PROGRAMS

The Company provides services and generates revenues by enabling certain hub customers and their trading partners to conduct business over the Company's network. Due to the large number of trading partners that transact business with each other, including one or more hub customers, the difficulty of allocating trading partner network services to individual hub customers, and the differences in the manner in which hub customers and trading partners allocate the cost of network services among each other, the Company cannot precisely attribute revenues to particular trading relationships. However, in 1997, the Company refined its estimation techniques and determined that no individual customer or hub customer trading partnership exceeded 10% of total revenues for any of the three years in the period ended December 31, 1997.


NOTE 9: RETIREMENT SAVINGS PLANS

The Company has a defined contribution retirement savings plan for all eligible employees. The plan allows discretionary, matching employer contributions of up to 50% of the maximum allowable employee contribution ($9,500 in 1997 and 1996 and $9,240 in 1995). The amounts charged to continuing operations during 1997, 1996 and 1995 were approximately $324,000, $238,000 and $135,000, respectively.

The Company established a nonqualified deferred compensation plan for certain employees, effective as of December 1, 1997. The specific terms of the plan are in the process of being determined and management expects to finalize the plan in the first quarter of 1998.


NOTE 10: COMMON STOCK, STOCK OPTIONS AND WARRANTS

In 1989, the Board of Directors approved a Non-Qualified Stock Option Plan (the "Plan"). The Plan was amended in 1990. The Plan provides for the granting of options to certain employees and directors to purchase shares of common stock of the Company at prices determined by the Board of Directors.

In June 1993, the Board of Directors adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for the purchase of common stock by eligible employees. A total of 150,000 shares of common stock has been reserved for purchase under the Purchase Plan. The purchase price per share is 85% of the lower of (i) the fair market value of the common stock on the participant's entry date (first business day in January, April, July and October each year) into a purchase period (first business day in January and through the last business day in December each year) or (ii) the fair market value on the annual purchase date (the last business day in December each year). For a participant whose entry date is subsequent to the start date of the purchase period (first business day in January each year), the clause (i) value will not be less than the fair market value of the common stock on the start date of the purchase period. In 1997 and 1996, employees acquired 17,176 and 19,206 shares of common stock, respectively, under the Purchase Plan.

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

All outstanding options under the 1993 Stock Option/Stock Issuance Plan (the "1993 Plan") have been granted at fair market value on the date of grant and vest in equal annual installments over periods up to four years. Outstanding options granted under earlier plans were granted at fair market value or lesser values, and vest over different periods, primarily over periods up to four years.

Stockholders approved additional allocations of 500,000 shares of common stock to the stock option pool under the 1993 Stock Option/Issuance Plan in each of May 1995 and May 1996 (1,000,000 shares total).

In December 1997, the Board of Directors approved the 1997 Special Non-Officer Stock Option Plan which permits the Company to grant options to purchase up to 150,000 shares of common stock. The persons eligible to receive options through this plan are those employees who are neither executive officers of the Company nor members of the Board of Directors.

The following table shows the activity in the Company's stock option plans:





                                                                                                                WEIGHTED
                                                                                                                 AVERAGE
                                                                                                NUMBER OF       EXERCISE
                                                                                                 OPTIONS          PRICE
                                                                                                ---------       --------
Balance, December 31, 1994 (97,469 exercisable at $5.25 weighted average price per share).        543,362         $  .45
   Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        294,000          17.98
   Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (143,951)          2.46
   Canceled. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (24,125)         12.79
                                                                                                ---------       --------
Balance, December 31, 1995 (93,276 exercisable at $9.72 weighted average price per share).        669,286         $12.94
   Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        265,750          29.79
   Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (80,190)          4.09
   Canceled. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (15,500)         12.82
                                                                                                ---------       --------
Balance, December 31, 1996 (205,408 exercisable at $13.70 weighted average price per share)       839,346         $18.96
   Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        614,650          31.64
   Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (103,265)         10.70
   Canceled. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (42,250)         23.74
                                                                                                ---------       --------
Balance, December 31, 1997 (320,580 exercisable at $18.36 weighted average price per share)     1,308,481         $25.54
                                                                                                ---------       --------
                                                                                                ---------       --------


Warrants issued in connection with a line of credit and the public offering to purchase 16,756 shares of common stock at $2.50 to $18.50 were outstanding at December 31, 1997. Options to purchase approximately 78,596 shares of common stock are available for future grants under the plans.

The Company applies APB Opinion 25 and related Interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net earnings and net earnings per share would have been decreased to the proforma amounts indicated in the following table. As 1996 was the initial phase-in period for applying this Statement, the proforma results indicated are not necessarily representative of the effects on proforma disclosures of net earnings for future periods as they exclude options that were granted prior to January 1, 1995, with vesting periods in 1995 and later.


                                         YEARS ENDED DECEMBER 31,
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                --------------------------------------
                                  1997           1996           1995
NET EARNINGS
As reported                     $  8,775       $  6,611       $  2,387
                                --------       --------       --------
                                --------       --------       --------
Proforma                        $  6,916       $  5,489       $  2,021
                                --------       --------       --------
                                --------       --------       --------

BASIC EARNINGS PER SHARE
As reported                     $   1.04       $   0.79       $   0.29
                                --------       --------       --------
                                --------       --------       --------
Proforma                        $   0.82       $   0.66       $   0.25
                                --------       --------       --------
                                --------       --------       --------

DILUTED EARNINGS PER SHARE
As reported                     $   1.01       $   0.77       $   0.28
                                --------       --------       --------
                                --------       --------       --------
Proforma                        $   0.79       $   0.64       $   0.24
                                --------       --------       --------
                                --------       --------       --------


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1997, 1996 and 1995 under the 1993 Stock Option/Stock Issuance Plan and for purchases made in 1997, 1996 and 1995 under the Employee Stock Purchase Plan: risk-free interest rates are 5.91% in 1997, 6.07% in 1996 and 5.91% in 1995; expected volatility is 51.4% in 1997 and 51% in both 1996 and 1995; expected lives in all years are 18 months beyond each incremental vesting period (total life of 2 to 5.5 years, depending upon each grant's individual vesting schedule). No dividends are assumed for any plan in any year. The weighted average fair value of options granted during 1997, 1996, and 1995 was $14.18, $13.27 and $8.05, respectively.

The status of options outstanding as of December 31, 1997 is summarized as follows:


                         OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
-----------------------------------------------------------------    --------------------------
                                          WEIGHTED
                                           AVERAGE         WEIGHTED                      WEIGHTED
                                          REMAINING        AVERAGE                       AVERAGE
      RANGE OF EXERCISE     NUMBER        CONTRACTUAL     EXERCISE       NUMBER          EXERCISE
           PRICES         OUTSTANDING        LIFE           PRICE      EXERCISABLE         PRICE
     -----------------    -----------     -----------      --------    -----------       --------
       $  5.25- 5.25         40,000            5.3        $  5.25         40,000        $  5.25
          9.00-10.38         73,420            6.3          10.15         55,795          10.09
         12.50-14.13         92,500            6.9          14.04         11,250          13.40
         16.00-16.00         75,000            7.2          16.00         39,687          16.00
         18.25-19.13        156,536            7.9          18.40         80,036          18.47
         21.88-23.00         10,000            7.1          22.44          7,500          22.63
         28.00-29.25        353,875            8.9          28.75         63,812          28.96
         31.75-31.75        390,500           10.0          31.75              -
         35.75-35.75         32,150            9.6          35.75              -
         36.00-37.75         84,500            9.1          37.12         22,500          36.96
     -----------------    -----------     -----------    ----------    -----------     ----------
       $  5.25-37.75      1,308,481            8.6        $ 25.54        320,580        $ 18.36
     -----------------    -----------     -----------    ----------    -----------     ----------
     -----------------    -----------     -----------    ----------    -----------     ----------


NOTE 11: QUARTERLY FINANCIAL INFORMATION


                                                                           1997 QUARTERLY
                                              ---------------------------------------------------------------------
                                               QUARTER        QUARTER        QUARTER        QUARTER          YEAR
                                                ENDED          ENDED          ENDED          ENDED           ENDED
                                              MARCH 31,       JUNE 30,      SEPT. 30,       DEC. 31,       DEC. 31,
IN THOUSANDS, EXCEPT PER SHARE DATA             1997           1997           1997           1997 (1)        1997
                                              ---------       --------      ---------       ---------      --------
Revenues                                        $16,354        $17,003        $18,253        $20,022        $71,632
Gross profit                                      7,231          7,389          7,759          8,803         31,182
Net earnings                                      1,925          2,095          2,254          2,501          8,775
Basic earnings per share                           0.23           0.25           0.27           0.29           1.04
Diluted earnings per share                         0.22           0.24           0.26           0.29           1.01

(1) See Note 7 to Financial Statements.


                                                                           1996 QUARTERLY
                                              ---------------------------------------------------------------------
                                               QUARTER        QUARTER        QUARTER        QUARTER          YEAR
                                                ENDED          ENDED          ENDED          ENDED           ENDED
                                              MARCH 31,       JUNE 30,      SEPT. 30,       DEC. 31,       DEC. 31,
IN THOUSANDS, EXCEPT PER SHARE DATA             1996           1996           1996           1996            1996
                                              ---------       --------      ---------       ---------      --------
Revenues                                        $12,717        $13,607        $14,657        $15,765        $56,746
Gross profit                                      4,941          5,319          5,890          6,794         22,944
Net earnings                                      1,371          1,511          1,713          2,016          6,611
Basic earnings per share                           0.16           0.18           0.20           0.24           0.79
Diluted earnings per share                         0.16           0.18           0.20           0.23           0.77


NOTE 12: EARNINGS PER SHARE

The Company calculates basic earnings per share (EPS) and diluted EPS in accordance with SFAS No. 128. Basic EPS is calculated by dividing net earnings for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:


                                            YEARS ENDED DECEMBER 31,
                                    ---------------------------------------
                                         1997           1996           1995
                                    ---------      ---------      ---------

Shares used to compute basic EPS    8,464,000      8,345,679      8,228,483

Add: effect of dilutive securities    263,396        267,321        270,517
                                    ---------      ---------      ---------

Shares used to compute diluted EPS  8,727,396      8,613,000      8,499,000
                                    ---------      ---------      ---------
                                    ---------      ---------      ---------


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                      PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



NAME                               AGE                 POSITION
----                               ---                 --------
Peter R. Johnson (2)(3)(4)         49        Chairman of the Board of Directors and the Nomination Committee
H. Lynn Hazlett, Ph.D.             61        Chief Executive Officer and Director
John Simon                         40        President
Shawn M. O'Connor                  38        Executive Vice President, Chief Operating Officer, Chief Financial Officer,
                                             and Secretary
Paul Benchener                     52        Vice President, Marketing
Glenn DuBois                       44        Vice President, Sales
Philip Swift                       47        Vice President, Information Services
Tania Amochaev (4)                 48        Director, Chairman of the Executive Committee
Steven D. Brooks (2)(3)(4)         46        Director, Chairman of the Audit Committee
John P. Dougall                    54        Director
Garth Saloner (1)(2)               43        Director
Philip Schlein (1)                 64        Director
Garen K. Staglin (1)(3)(4)         53        Director, Chairman of the Compensation Committee


(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee
(3)  Member of the Nomination Committee
(4)  Member of the Executive Committee

Mr. Johnson founded the Company in 1985 and has been Chairman of the Board since the Company's inception. Mr. Johnson served as the Chief Executive Officer of the Company from inception to March 1991 and again from January 1992 to May 1993. Before founding the Company, Mr. Johnson was a corporate general manager of Myer Emporium Limited, a large retailer in Australia. Mr. Johnson served as the Chief Executive Officer of Uniquest Incorporated from December 1993 to December 1994. From 1995 to the present, Mr. Johnson was a private investor and a consultant to technology companies.

Dr. Hazlett was named a director of the Company in May 1994 and was named Chief Executive Officer in February 1997. He also served as President of the Company from February 1997 to January 1998. From January 1994 to February 1997, Dr. Hazlett owned and operated Supply Chain Associates, a retail supply chain consultancy practice. Dr. Hazlett served as Vice President, Business Systems at VF Corporation, a global apparel manufacturer, from 1989 to January 1994. From 1984 to 1989, Dr. Hazlett served as President and Chief Executive Officer of Information and Communications, Inc., a division of Carson Pirie Scott & Company, a conglomerate comprised of 33 department stores, 400 specialty stores and a mail order catalog business. Prior to that, Dr. Hazlett also served as Corporate Vice President and Chief Information Officer at Levi Strauss & Co., a manufacturer of apparel. Dr. Hazlett is a director of National Industries for the Blind, a non-profit organization, and TRINET Corporation, a provider of human resource services.

Mr. Simon was named President of the Company in January 1998. Mr. Simon previously held various positions with the Company since 1988, including Executive Vice President from January 1994 to January 1998. From 1980 to 1988, Mr. Simon was employed by Carter Hawley Hale Stores, Inc., a retail company, most recently as Senior Program Manager of its Information Services Division, and prior to that held a number of merchandising, store management, and information services positions.

Mr. O'Connor was named Executive Vice President and Chief Operating Officer in January 1998. Mr. O'Connor joined the Company in February 1995 and became Vice President, Chief Financial Officer and Secretary in March 1995. Before joining the Company, from 1992 to November 1994, Mr. O'Connor was Vice President and Chief Financial Officer for Diasonics Ultrasound, Inc., a medical equipment manufacturer. From 1988 to 1992, Mr. O'Connor held various management positions with Diasonics Ultrasound.

Mr. Benchener joined the Company in August 1996 as Vice President, Marketing. Prior to joining the Company, from 1992 to August 1996, Mr. Benchener was Director of Global Quick Response Services at Levi Strauss, where he held various positions from 1976 to 1991. Mr. Benchener currently serves as Chair of the Voluntary Interindustry Commerce Standards Board and on the Executive Committee of the Uniform Code Council.

Mr. DuBois joined the Company in July 1997 as Vice President of Sales. Prior to joining the Company, from July 1996 to June 1997, he was the Vice President of Sales for the LizWear Division of Liz Claiborne, Inc., a manufacturer of apparel. From July 1991 to July 1996, Mr. DuBois was with the Lee Division of VF Corporation, initially as Director of Business Systems and Planning and, beginning in 1994, as Regional Vice President of Sales. Prior to that, from 1983 to 1991, Mr. DuBois served in various management roles in both retail relations and systems for Levi Strauss.

Mr. Swift joined the Company in October 1996 as Vice President, Product Development and was named Vice President of Information Systems in January 1998. Before joining the Company, from 1992 to October 1996, Mr. Swift was Department Head of Information Products at VISA, a credit card transaction processing company. From 1989 to 1991, Mr. Swift was Senior Project Manager at Matson Navigation, a shipping company.

Ms. Amochaev was named a director in May 1992 and was named Chairman of the Executive Committee of the Board of Directors in February 1997. Ms. Amochaev served as the President of the Company from May 1992 until February 1997, and as Chief Executive Officer from May 1993 until February 1997. Before joining the Company, from 1988 to 1992, Ms. Amochaev was Chief Executive Officer of Natural Language, Inc., a client server database tool software company. From 1984 to 1987, Ms. Amochaev was President and Chief Executive Officer of Comserv Corporation, a manufacturing applications software company that was sold in 1987 to Management Science America. Ms. Amochaev currently serves as a director of Walker Interactive Systems, Inc., a financial software company, of Government Technology Services, Inc., a computer reseller to the government, and of Symantec Corporation, a software company.

Mr. Brooks was named a director of the Company in January 1994. Since September 1997, Mr. Brooks has been a Managing Director of Donaldson Lufkin & Jenrette Securities Corporation, an investment banking firm. From 1996 to August 1997, Mr. Brooks was a private investor and a consultant to technology companies. From 1994 to 1996, Mr. Brooks served as Managing Director and Head of Global Technology Investment Banking at Union Bank of Switzerland Securities, LLC. From 1988 to 1994, Mr. Brooks was a private investor and consultant to high-technology firms. From 1986 to 1988, Mr. Brooks served as Managing Partner of investment banking at Robertson, Stephens & Co., an investment bank. Mr. Brooks is a Director of Paychex, Inc., a national payroll processing and business services company, and VERITAS Software Corporation, a systems management software company, as well as several private companies.

Mr. Dougall has been a director of the company since July 1990. Mr. Dougall has been employed since November 1996 by Aristocrat Leisure Limited, an Australian publicly listed company and a supplier to gambling and entertainment companies, where he currently serves as Chairman and Chief Executive Officer. From January 1992 to September 1996, Mr. Dougall served as Chief Executive Officer of AWA Limited, an electronics and telecommunications company. Mr. Dougall held various executive positions with the Company from July 1990 to January 1992, serving as President of the Company from February 1991 to June 1991 and as President and Chief Executive Officer from June 1991 to January 1992. From February 1988 to June 1990, Mr. Dougall was the Executive Director of Paxus Corporation, a software services and outsourcing firm.

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

Mr. Schlein was named a director of the Company in February 1996. Mr. Schlein has been a general partner of BMS Partners L.P., a venture partner of U.S. Venture Partners, a venture capital firm, since April 1985. Mr. Schlein held various executive positions with R.H. Macy & Company, Inc. from September 1957 to December 1973 and was President and Chief Executive Officer of Macy's California division from January 1974 to January 1985. Mr. Schlein currently serves as a director of Burnham Pacific Incorporated, a commercial real estate development and leasing company, Ross Stores, a clothing store chain, and Resound Corporation, a hearing device manufacturing company. Additionally, Mr. Schlein served as a director of Apple Computer, Inc. from 1979 to 1987.

Mr. Staglin was named a director of the Company in 1991. Since 1991, Mr. Staglin has served as the Chief Executive Officer and Chairman of the Board of Directors of Safelite Glass Corporation, a replacement auto glass manufacturing and retailing company. From 1980 to 1991, Mr. Staglin was Vice President and General Manager of Automatic Data Processing, a computer networking services company. Mr. Staglin currently serves as a director of First Data Corporation, a supplier of computer services for credit card processing and other financial services, Cybercash, Inc., a provider of secure transaction services for the Internet, and Grimes Aerospace Corporation, a manufacturer of aircraft replacement parts and repair services. In 1994, he was named a member of the Advisory Council to the Stanford Graduate School of Business.

The information required in this Item 10 with respect to compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Exchange Act of 1934" in the Company's definitive proxy statement (the "Proxy Statement"). The Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's last fiscal year in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held on May 5, 1998.

ITEM 11.   EXECUTIVE COMPENSATION

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in this Part III, Item 11 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended December 31, 1997, with the Securities and Exchange Commission, its Proxy Statement, which shall contain, under the caption "Executive Compensation and Other Information," the information required by this item.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in this Part III, Item 12 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended December 31, 1997, with the Securities and Exchange Commission, its Proxy Statement, which shall contain, under the caption "Security Ownership Of Certain Beneficial Owners and Management," the information required by this item.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in this Part III, Item 13 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended December 31, 1997, with the Securities and Exchange Commission, its Proxy Statement, which shall contain, under the caption "Certain Relationships and Related Transactions" the information required by this item.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed or incorporated by reference as part of this Form 10-K:

(a)  ITEMS FILED AS PART OF REPORT:

     1.   FINANCIAL STATEMENTS
          Independent Auditors' Report
          Consolidated Balance Sheets
          Consolidated Statements of Earnings
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULES

          All schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(b)  REPORTS ON FORM 8-K

     None


(c)  EXHIBITS

EXHIBIT
NO.                 DESCRIPTION

2.1 Agreement and Plan of Merger of QuickResponse Delaware, Inc. and QuickResponse Services, Inc.

3.1      Certification of Incorporation of the Company.

3.2 Certificate of Correction of Certificate of Incorporation of the Company.

3.3      Bylaws of the Company.

4.1      Specimen of Common Stock Certificate of the Registrant.*

10.1 1993 Stock Option/Stock Insurance Plan and forms of agreement thereunder.*

10.2     Employee Stock Purchase Plan.*

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

10.22    Warrant dated July 16, 1992 issued to Steven D. Brooks.*

10.23    Warrant dated March 31, 1993 issued to Steven D. Brooks.*

10.24 # Volume Discount Agreement dated December 16, 1991 between the Registrant and International Business Machines Corporation.*

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

10.30 Assignment, Bill of Sale and Assumption Agreement dated as of May 20, 1993 between the Registrant and PRJ&, Inc.*

10.31 Escrow Agreement dated May 20, 1993 among the Registrant, Uniquest Incorporated and Bank of America NT&SA.*

10.32 Pledge Agreement dated as of May 20, 1993 between the Registrant and International Business Machines Corporation.*

10.33 Agreement dated as of July 13, 1993 between the Registrant and International Business Machines Corporation.*

10.34 # Advantis Industry Remarketer Agreement dated as of January 6, 1994 between Advantis and the Registrant.**

10.35 Uniquest Forbearance Agreement between Uniquest Incorporated and the Registrant.**

10.36 # International Remarketer Agreement dated as of November 11, 1996 between Advantis and the Registrant.***

10.37 # Employment Agreement dated as of February 6, 1997 between Registrant and Lynn Hazlett.***

10.38    Reserved.

10.39 Fourth Amendment, dated August 7, 1997, to Lease Agreement between the Registrant and Marina Westhore Partners, LLC, successor in interest to Schooner Drive Association, a California Limited Partnership.****

10.40 Option Agreement dated August 7, 1997 between the Registrant and Marina Westshore Partners, LLC.****

10.41 ## Employment Agreement dated as of December 24, 1997 between Registrant and John Simon.

10.42 ## Employment Agreement dated as of December 24, 1997 between Registrant and Shawn O'Connor.

10.43 ## Retail Management Agreement dated as of December 31, 1997 between Registrant and International Business Machines Corporation.

10.44 ## Business Partner Agreement dated December 31, 1997 between Registrant and International Business Machines Corporation.

10.45    1997 Non-Officer Stock Plan.

10.46    Non-qualified Deferred Compensation Plan.

23.1     Consent of Deloitte & Touche LLP, Independent Auditors.

24.1     Power of Attorney (see page 44).

27.1     Financial Data Schedule.

--------------------

* Incorporated by reference to Exhibit of same number of the Registrant's Registration Statement on Form S-1 (Registration No. 33-63938).
** Incorporated by reference to Exhibit of same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
*** Incorporated by reference to Exhibit of same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
**** Incorporated by reference to Exhibit of same number filed with the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
# Confidential treatment has been granted with respect to portions of this document.
## Confidential treatment has been requested with respect to portions of this document.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of March, 1998.

                                   QUICKRESPONSE SERVICES, INC.

                                   /s/ Shawn M. O'Connor
                                   ---------------------------------------
                                   Shawn M. O'Connor, Executive Vice President,
                                   Chief Operating Officer, Chief Financial
                                   Officer, and Secretary

                                 POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Lynn Hazlett, acting alone, his or her true and lawful attorney-in-fact with authority to execute in the name of each person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 1997 necessary or advisable to enable QuickResponse Services, Inc. to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended December 31, 1997 has been signed by the following persons in the capacities indicated and on the dates indicated.

 SIGNATURE                                                        DATE

 /s/ H. Lynn Hazlett                                         March 5, 1998
--------------------------------------------------------
 H. Lynn Hazlett, Chief Executive Officer and Director
 (Principal Executive Officer)

 /s/ Peter R. Johnson                                        March 5, 1998
--------------------------------------------------------
 Peter R. Johnson, Chairman of the Board of Directors

 /s/ Tania Amochaev                                          March 5, 1998
--------------------------------------------------------
 Tania Amochaev, Director

 /s/ Steven D. Brooks                                        March 5, 1998
--------------------------------------------------------
 Steven D. Brooks, Director

 /s/ John P. Dougall                                         March 5, 1998
--------------------------------------------------------
 John P. Dougall, Director

 /s/ Philip Schlein                                          March 5, 1998
--------------------------------------------------------
 Philip Schlein, Director

 /s/ Garen K. Staglin                                        March 5, 1998
--------------------------------------------------------
 Garen K. Staglin, Director

 /s/ Garth Saloner                                           March 5, 1998
--------------------------------------------------------
 Garth Saloner, Director

 /s/ Shawn M. O'Connor                                       March 5, 1998
--------------------------------------------------------
 Shawn M. O'Connor, Executive Vice President, Chief
 Operating Officer, Chief Financial Officer, and
 Secretary (Principal Financial and Accounting
 Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION

2.1 Agreement and Plan of Merger of QuickResponse Delaware, Inc. and QuickResponse Services, Inc.

3.1      Certification of Incorporation of the Company.

3.2 Certificate of Correction of Certificate of Incorporation of the Company.

3.3      Bylaws of the Company.

4.1      Specimen of Common Stock Certificate of the Registrant.*

10.1 1993 Stock Option/Stock Insurance Plan and forms of agreement thereunder.*

10.2     Employee Stock Purchase Plan.*

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

10.22    Warrant dated July 16, 1992 issued to Steven D. Brooks.*

10.23    Warrant dated March 31, 1993 issued to Steven D. Brooks.*

10.24 # Volume Discount Agreement dated December 16, 1991 between the Registrant and International Business Machines Corporation.*

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

10.30 Assignment, Bill of Sale and Assumption Agreement dated as of May 20, 1993 between the Registrant and PRJ&, Inc.*

10.31 Escrow Agreement dated May 20, 1993 among the Registrant, Uniquest Incorporated and Bank of America NT&SA.*

10.32 Pledge Agreement dated as of May 20, 1993 between the Registrant and International Business Machines Corporation.*

10.33 Agreement dated as of July 13, 1993 between the Registrant and International Business Machines Corporation.*

10.34 # Advantis Industry Remarketer Agreement dated as of January 6, 1994 between Advantis and the Registrant.**

10.35 Uniquest Forbearance Agreement between Uniquest Incorporated and the Registrant.**

10.36 # International Remarketer Agreement dated as of November 11, 1996 between Advantis and the Registrant.***

10.37 # Employment Agreement dated as of February 6, 1997 between Registrant and Lynn Hazlett.***

10.38    Reserved.

10.39 Fourth Amendment, dated August 7, 1997, to Lease Agreement between the Registrant and Marina Westhore Partners, LLC, successor in interest to Schooner Drive Association, a California Limited Partnership.****

10.40 Option Agreement dated August 7, 1997 between the Registrant and Marina Westshore Partners, LLC.****

10.41 ## Employment Agreement dated as of December 24, 1997 between Registrant and John Simon.

10.42 ## Employment Agreement dated as of December 24, 1997 between Registrant and Shawn O'Connor.

10.43 ## Retail Management Agreement dated as of December 31, 1997 between Registrant and International Business Machines Corporation.

10.44 ## Business Partner Agreement dated December 31, 1997 between Registrant and International Business Machines Corporation.

10.45    1997 Non-Officer Stock Plan.

10.46    Non-qualified Deferred Compensation Plan.

23.1     Consent of Deloitte & Touche LLP, Independent Auditors.

24.1     Power of Attorney (see page 44).

27.1     Financial Data Schedule.

--------------------

* Incorporated by reference to Exhibit of same number of the Registrant's Registration Statement on Form S-1 (Registration No. 33-63938).
** Incorporated by reference to Exhibit of same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
*** Incorporated by reference to Exhibit of same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
**** Incorporated by reference to Exhibit of same number filed with the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
# Confidential treatment has been granted with respect to portions of this document.
## Confidential treatment has been requested with respect to portions of this document.