Form 10-Q
period 1998-03-31
QUICKRESPONSE SERVICES INC
filed 1998-05-15
CIK 906551

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        -------------------------------

                                   FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1998

                                     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  ___    For the transition period from         to

                                    Commission file number 0-21958

                                     QRS CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


     CALIFORNIA                                                  68-0102251
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

1400 MARINA WAY SOUTH, RICHMOND, CA                                     94804
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

(510) 215-5000
--------------------------------------------------------------------------------
(Registrant's phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    X  YES         NO
                                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASSES OF COMMON STOCK            OUTSTANDING AT MARCH 31, 1998
-----------------------            -----------------------------
Common Stock, $.001 par value           8,540,109

This document contains 11 pages.

The Exhibit listing appears on Page 10.

                                  QRS CORPORATION
                                     FORM 10-Q
                                       INDEX

NUMBER                                                                     PAGE
------                                                                     ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets as of March 31, 1998 and
          December 31, 1997                                                  3

          Consolidated Statements of Earnings for the Three Months
          Ended March 31, 1998 and 1997                                      4

          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1998 and 1997                                      5

          Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              8

Item 3.   Qualitative and Quantitative Disclosure about Market Risk          8

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 10

Item 2.   Changes in Securities                                             10

Item 3.   Defaults upon Senior Securities                                   10

Item 4.   Submission of Matters to a Vote of Security Holders               10

Item 5.   Other Information                                                 10

Item 6.   Exhibits and Reports on Form 8-K                                  10

          A.  Exhibits

          B.  Reports on Form 8-K

SIGNATURES                                                                  11

PART I .  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                   QRS CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


                                    ASSETS
                                    ------
                                                                                                     MARCH 31,      DECEMBER 31,
                                                                                                       1998            1997
                                                                                                       ----            ----
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $37,319        $16,091
   Marketable securities available-for-sale. . . . . . . . . . . . . . . . . . . . . . . . . .           3,497         17,694
   Accounts receivable - net of allowance for doubtful accounts of $979 in 1998 and $873 in 1997        14,053         14,567
   Deferred income tax assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             870            870
   Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             957          1,260
                                                                                                       -------        -------

           Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          56,696         50,482


Property and equipment:
   Furniture and fixtures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,336          2,162
   Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,000          7,782
   Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,845          1,800
                                                                                                       -------        -------
                                                                                                        13,181         11,744
   Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,671          4,062
                                                                                                       -------        -------

       Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,510          7,682

Marketable securities available-for-sale . . . . . . . . . . . . . . . . . . . . . . . . . . .             498          1,000
Deferred income tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             538          2,576
Capitalized product development costs - net of accumulated amortization of $2,923 and $2,818 in
   1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,329          2,085
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             195            177
                                                                                                       -------        -------


Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $68,766        $64,002
                                                                                                       -------        -------
                                                                                                       -------        -------


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $7,357         $3,733
   Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,519          2,711
   Sublease loss reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -          1,494
                                                                                                       -------        -------

      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,876          7,938
                                                                                                       -------        -------

Deferred rent and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,296          1,335
                                                                                                       -------        -------

      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,172          9,273
                                                                                                       -------        -------

Stockholders' equity :
   Preferred stock - $.001 par value; 10,000,000 shares authorized; none issued and outstanding              -              -
   Common stock - $.001 par value;  20,000,000 shares authorized; 8,540,109 shares outstanding
       in 1998 and 8,531,366 shares in 1997. . . . . . . . . . . . . . . . . . . . . . . . . .          64,304         63,864
   Treasury stock (1,300 shares) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (35)           (35)
   Unrealized gain (loss)on investments. . . . . . . . . . . . . . . . . . . . . . . . . . . .              57             (9)
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,732)        (9,091)
                                                                                                       -------        -------

           Total Stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          58,594         54,729
                                                                                                       -------        -------

Total liabilities and Stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . .         $68,766        $64,002
                                                                                                       -------        -------
                                                                                                       -------        -------
                   See notes to Consolidated financial statements.

                                   QRS CORPORATION
                         CONSOLIDATED STATEMENTS OF EARNINGS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                                                   THREE MONTHS        THREE MONTHS
                                                                                  MARCH 31, 1998      MARCH 31, 1997
                                                                                  --------------      --------------

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $20,034             $16,354

Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,255               9,123
                                                                                  --------------      --------------

Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,779               7,231

Operating expenses:
  Sales and marketing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,793               2,293
  Product development. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            940               1,001
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .          1,485               1,169
                                                                                  --------------      --------------
     Total operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          5,218               4,463
                                                                                  --------------      --------------

Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,561               2,768

Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            544                 441
                                                                                  --------------      --------------

Earnings from continuing operations before income taxes. . . . . . . . . . . . .          4,105               3,209

Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,642               1,284
                                                                                  --------------      --------------

Earnings from continuing operations after income taxes . . . . . . . . . . . . .          2,463               1,925

Discontinued operations:
Gain from sale of software and services business . . . . . . . . . . . . . . . .            896                   -
                                                                                  --------------      --------------

Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $3,359              $1,925
                                                                                  --------------      --------------
                                                                                  --------------      --------------

Basic earnings per share:
Continuing operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $0.29               $0.23
Discontinued operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0.10                 -
                                                                                  --------------      --------------
Net earnings per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $0.39               $0.23
                                                                                  --------------      --------------
                                                                                  --------------      --------------

Shares used to compute basic earnings per share. . . . . . . . . . . . . . . . .      8,540,109           8,411,119
                                                                                  --------------      --------------
                                                                                  --------------      --------------

Diluted earnings per share:
Continuing operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $0.28               $0.22
Discontinued operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0.10                 -
                                                                                  --------------      --------------
Net earnings per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $0.38               $0.22
                                                                                  --------------      --------------
                                                                                  --------------      --------------

Shares used to compute basic earnings per share. . . . . . . . . . . . . . . . .      8,915,325           8,648,306
                                                                                  --------------      --------------
                                                                                  --------------      --------------

                   See notes to consolidated financial statements.

                                   QRS CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                        ---------------------------
                                                                                          1998                1997
                                                                                        -------             -------

Operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $3,359              $1,925
  Adjustment to reconcile net earnings to net cash provided by (used in)
     operating activities:
     Gain from sale of software and services business. . . . . . . . . . . . . .         (1,494)                  -
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .            714                 357
     Stock option compensation . . . . . . . . . . . . . . . . . . . . . . . . .              -                   8

  Changes in:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .            514              (1,493)
     Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . . .            303                (337)
     Deferred income tax assets. . . . . . . . . . . . . . . . . . . . . . . . .          2,236               1,274
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (18)                (15)
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,624              (1,805)
     Deferred rent and other . . . . . . . . . . . . . . . . . . . . . . . . . .            (39)               (179)
     Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         (1,192)               (166)
                                                                                        -------             -------
       Net cash provided by (used in) operating activities . . . . . . . . . . .          8,007                (431)
                                                                                        -------             -------

Investing activities:
  Marketable securities-available for sale (net) . . . . . . . . . . . . . . . .         14,765              (7,092)
  Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . . .         (1,437)             (1,179)
  Capitalization of product development costs. . . . . . . . . . . . . . . . . .           (349)               (127)
                                                                                        -------             -------
       Net cash provided by (used in) investing activities . . . . . . . . . . .         12,979              (8,398)
                                                                                        -------             -------

Financing activities:
  Exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . . . .            242                  55
                                                                                        -------             -------
       Net cash provided by financing activities . . . . . . . . . . . . . . . .            242                  55
                                                                                        -------             -------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . .         21,228              (8,774)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .         16,091              16,022
                                                                                        -------             -------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . .        $37,319              $7,248
                                                                                        -------             -------
                                                                                        -------             -------

Other cash flow information:
  Taxes paid during the period . . . . . . . . . . . . . . . . . . . . . . . . .           $834                $122
                                                                                        -------             -------
                                                                                        -------             -------

Noncash financing activities:
  Tax benefit from non-qualified stock options exercised . . . . . . . . . . . .           $198                 $84
                                                                                        -------             -------
                                                                                        -------             -------
  Unrealized gain (loss)  on investments . . . . . . . . . . . . . . . . . . . .            $66                ($35)
                                                                                        -------             -------
                                                                                        -------             -------
                   See notes to consolidated financial statements.

                                  QRS CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)



1.   GENERAL

     QRS Corporation's (the Company's) product families are Catalog Services, Network Services, Inventory Management Services (IMS), Logistics Management Services (LMS), and Professional Services. The Company derives revenues from five principal and related sources: monthly charges for accessing Catalog Services, the transmission of standard business documents over a network, IMS-related fees based on negotiated monthly service charges, LMS fees, and consulting fees. Network Services pricing is based primarily on the volume of characters transmitted and the type of network access utilized, and incorporates discounts based on volume.

     The balance sheet as of March 31, 1998, the statements of earnings and the statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made. The balance sheet as of December 31, 1997 is derived from the Company's audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim consolidated financial statements be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

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

     The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results anticipated for the full year.

     Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentation.

2.   SUBLEASE LOSS RESERVES

     During the quarter ended March 31, 1998, outstanding matters with regard to the Uniquest bankruptcy were substantially resolved; accordingly the Company recognized a gain on sale of software and services business of $1,494,000 less applicable income taxes of $598,000. The remaining sublease loss reserve of $480,000 at March 31, 1998 and $536,000 at December 31, 1997 representing the provisions established for nonpayment by Uniquest of future sublease obligations was reclassified to Deferred rent and other and will be amortized over the remaining lease term through June 30, 2010.


3.   STOCK OPTIONS

     During the first three months of 1998, the Company did not grant any options. Options to purchase 17,550 shares of common stock were exercised. At March 31, 1998,1,289,581 shares were subject to outstanding options, of which 399,092 were exercisable. Options to purchase approximately 79,946 shares of common stock are available for future grant under the Company's 1993 and 1997 Stock Option Plans.

4.   EARNINGS PER SHARE

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

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                         1998            1997
                                                       ---------       ---------
           Shares used to compute basic EPS            8,540,109       8,411,119

           Add: effect of dilutive securities            375,216         237,187
                                                       ---------       ---------

           Shares used to compute diluted EPS          8,915,325       8,648,306
                                                       ---------       ---------
                                                       ---------       ---------



5.   COMPREHENSIVE INCOME

     Effective January 1, 1998, QRS adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. QRS' total comprehensive earnings were as follows:


                                                    THREE MONTHS ENDED MARCH
                                                               31,
                                                   ----------------------------
                                                       1998              1997
                                                      ------            ------

          Net earnings                                $3,359            $1,925
          Other comprehensive gain (loss)                 66               (35)
                                                      ------            ------

          Total comprehensive earnings                $3,425            $1,890
                                                      ------            ------
                                                      ------            ------

PART 1.     FINANCIAL INFORMATION
ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF INTENSE COMPETITION IN THE ELECTRONIC COMMERCE BUSINESS, THE COMPANY'S DEPENDENCE ON KEY RETAILERS, THE COMPANY'S ABILITY TO SUCCESSFULLY INTRODUCE NEW PRODUCTS AND SERVICES, THE COMPANY'S DEPENDENCE ON THE IBM GLOBAL NETWORK AND OTHER RISK FACTORS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997.

GENERAL

QRS Corporation's (the Company's) product families are Catalog Services, Network Services, Inventory Management Services (IMS), Logistics Management Services (LMS), and Professional Services. The Company derives revenues from five principal and related sources: monthly charges for accessing Catalog Services,the transmission of standard business documents over a network, IMS-related fees based on negotiated monthly service charges, LMS fees, and consulting fees. Network Services pricing is based primarily on the volume of characters transmitted and the type of network access utilized. Network Services pricing also incorporates discounts based on volume.


RESULTS OF OPERATIONS

The Company's revenues increased by 23% to $20.0 million for the first quarter of 1998, from $16.4 million for the first quarter of 1997. These increases were primarily attributable to four factors. First, the number of customers increased from 217 retailers and 4,818 vendors and carriers as of March 31, 1997 to 235 retailers and 5,870 vendors and carriers as of March 31, 1998. Second, the number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. Third, customers increased the number, type and size of transactions transmitted over the network, as well as the utilization of Catalog Services. Fourth, the Company expanded its product offerings in IMS and Professional Services product families.

Cost of sales consists primarily of the cost of purchasing network services and the cost of the Company's data center and technical customer support services. Cost of sales increased by 24% to $11.3 million for the first quarter of 1998, from $9.1 million for the first quarter of 1997. The increase was principally due to increases in purchased network services, reflecting growth in Network Services, purchased under a long-term contract, discounted based upon a multi-year volume commitment, and an expanded customer support group reflecting growth in customers and products. The gross profit margin was 44% for the first quarter of 1998 compared to 44% for
the first quarter of 1997.   Improved pricing on purchased network services
was offset by increased sales of certain lower margin network services, price competitiveness, and volume discounts earned by larger customers.

Sales and marketing expenses consist primarily of personnel and related costs in the Company's sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased 22% to $2.8 million for the first quarter of 1998, from $2.3 million for the first quarter of 1997. This increase reflects the Company's expansion of its retailer and vendor-specific coverage and growth in its Program Sales and Enablement organization, the group responsible for rapidly enabling trading partners for key hub customers.

Product development expenses consist primarily of personnel and equipment costs related to research, development and implementation of new services and enhancement of existing services. Product development expenses decreased by 6% to $940,000 for the first quarter of 1998, from $1.0 million for the first quarter of 1997. The Company capitalized product development costs of $349,000 and $127,000 for the first quarters of 1998 and 1997, respectively. The increase in capitalized product development costs in 1998 is due to increased product development on products which had reached technological feasibility.

General and administrative expenses consist primarily of the personnel and related costs of the Company's finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses increased 27% to $1.5 million for the first quarter of 1998, compared to $1.2 million for the first quarter of 1998. This increase was primarily due to increased headcount to support a larger organization.

Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income increased to $543,000 for the first quarter of 1998, compared to $441,000 for the first quarter of 1997, as a result of higher investment balances

As a result of the foregoing, earnings from continuing operations increased 28% to $4.1 million for the first quarter of 1998, compared to $3.2 million for the first quarter of 1997.

In the first quarter of 1998, the Company reported a $1.5 million gain on sale of software and services business, net of applicable income taxes of $598,000, related to the substantial resolution of the bankruptcy proceedings of the purchaser.

Income taxes were $1.6 million and $1.3 million for the first quarters of 1998 and 1997, respectively. The 1998 and 1997 income tax rates of 40% approximate the combined effective federal and state income tax rates.

As a result of the foregoing, net earnings increased 74% to $3.4 million for the first quarter of 1998, compared to $1.9 million for the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased from $42.3 million at December 31, 1997 to $47.8 million at March 31, 1998 primarily due to short-term and positive cash flow from operations. Deferred income tax assets decreased as the Company continued to use tax Net Operating Losses (NOLs) to defer the Company's cash requirements for tax payments. The Company expects to have utilized all such NOLs during 1998, and expects an increase in the use of cash for payment of taxes thereafter. Cash, cash equivalents and marketable securities increased from $34.8 million at December 31, 1997 to $41.3 million at March 31, 1998. Total assets increased from $64.0 million at December 31, 1997 to $68.8 million at March 31, 1998, while total liabilities increased from $9.3 million at December 31, 1997 to $10.2 million at March 31, 1998.

The increase of $6.5 million in cash, cash equivalents and marketable securities from December 31, 1997 to March 31, 1998 resulted primarily from positive cash flow from operations, including the timing of certain large payments to vendors.

Management believes that the cash resources available at March 31, 1998, and cash anticipated to be generated from future operations will be sufficient for the Company to meet its working capital needs, capital expenditures and Common Stock repurchases for the next year. The Company does not intend to pay cash dividends with respect to common stock in the foreseeable future.

II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION


10.47 Certificate of Amendment of Certificate of Incorporation of QRS Corporation filed with the Delaware Secretary of State on May 11, 1998.

27.1      Financial Data Schedule


     B.   REPORTS ON FORM 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                              QRS CORPORATION
                              ---------------
                                (Registrant)





                              \s\ H. Lynn Hazlett
                              --------------------------------------------
May 15, 1998                  H. Lynn Hazlett
                              Chief Executive Officer





                              \s\ Shawn M. O'Connor
                              --------------------------------------------
May 15, 1998                  Shawn M. O'Connor
                              Executive Vice President, Chief Operating Officer
                              and Chief Financial Officer   (Principal Financial
                              Officer)