Form 10-Q
period 1998-06-30
QUICKRESPONSE SERVICES INC
filed 1998-08-07
CIK 906551

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                   FORM 10-Q

(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1998

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               __ For the transition period from ____________ to

                        Commission file number 0-21958

                                QRS CORPORATION
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)


           DELAWARE                                      68-0102251
________________________________________________________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


1400 MARINA WAY SOUTH, RICHMOND, CA                                     94804
________________________________________________________________________________
(Address of principal executive offices)                              (Zip code)


(510) 215-5000
________________________________________________________________________________
(Registrant's phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  X  YES      NO
                                               ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock                Outstanding at June 30, 1998
-----------------------------          ----------------------------
Common Stock, $.001 par value                    8,550,716

This document contains 11 pages.

The Exhibit listing appears on Page 10.

                                QRS CORPORATION
                                   FORM 10-Q
                                     INDEX


NUMBER                                                                      PAGE
------                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets as of June 30, 1998
          and December 31, 1997                                               3

          Consolidated Statements of Earnings for the Three and
          Six Months Ended June 30, 1998 and 1997                             4

          Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 1998 and 1997                                              5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  12

Item 2.   Changes in Securities and Use of Proceeds                          12

Item 3.   Defaults upon Senior Securities                                    12

Item 4.   Submission of Matters to a Vote of Security Holders                12

Item 5.   Other Information                                                  12

Item 6.   Exhibits and Reports on Form 8-K                                   12

          A.  Exhibits

          B.  Reports on Form 8-K

SIGNATURES                                                                   13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                QRS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                        ASSETS
                        ------
                                                          JUNE 30,     DECEMBER 31,
                                                            1998           1997
                                                          --------     ------------
Current assets:
     Cash and cash equivalents ........................   $36,911        $16,091
     Marketable securities available-for-sale .........     3,984         17,694
     Accounts receivable - net of allowance for .......    13,903         14,567
       doubtful accounts of $1,073 in 1998 and $873
       in 1997 ........................................
     Deferred income tax assets .......................       870            870
     Prepaid expenses and other .......................     1,151          1,260
                                                          -------        -------
         Total current assets .........................    56,819         50,482

Property and equipment:
     Furniture and fixtures ...........................     2,528          2,162
     Equipment ........................................     8,911          7,622
     Leasehold improvements ...........................     1,892          1,800
                                                          -------        -------
                                                           13,331         11,584
     Less accumulated depreciation ....................     5,356          4,062
                                                          -------        -------
         Total ........................................     7,975          7,522

Marketable securities available-for-sale ..............     2,498          1,000
Deferred income tax assets ............................        73          2,576
Capitalized product development costs - net of
  accumulated amortization of $3,099 and $2,818 in
  1998 and 1997 .......................................     3,248          2,245
Other assets ..........................................       243            177
                                                          -------        -------
Total assets ..........................................   $70,856        $64,002
                                                          -------        -------
                                                          -------        -------

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
     Accounts payable .................................    $7,145         $3,733
     Other accrued liabilities ........................     2,028          2,711
     Sublease loss reserve ............................         -          1,494
                                                          -------        -------
         Total current liabilities ....................     9,173          7,938
                                                          -------        -------
Deferred rent and other ...............................     1,229          1,335
                                                          -------        -------
         Total liabilities ............................    10,402          9,273
                                                          -------        -------

Stockholders' equity:
     Preferred stock - $.001 par value; 10,000,000                             -
       shares authorized; none issued and outstanding
       Common stock - $.001 par value;  20,000,000
       shares authorized; 8,550,716 shares
       outstanding in 1998 and 8,531,366 shares in
       1997 ...........................................    64,316         63,864
     Treasury stock (26,800 shares in 1998 and 1,300
       shares in 1997) ................................      (878)           (35)
     Unrealized gain (loss)on investments .............        89             (9)
     Accumulated deficit ..............................    (3,073)        (9,091)
                                                          -------        -------
         Total Stockholders' equity ...................    60,454         54,729
                                                          -------        -------
Total liabilities and Stockholders' equity ............   $70,856        $64,002
                                                          -------        -------
                                                          -------        -------


                See notes to Consolidated financial statements.

                                QRS CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                                ------------------------    ------------------------
                                                   1998          1997          1998          1997
                                                ----------    ----------    ----------    ----------
Revenues ..................................        $20,830       $17,003       $40,864       $33,357

Cost of revenues ..........................         11,684         9,614        22,939        18,737
                                                ----------    ----------    ----------    ----------
Gross profit ..............................          9,146         7,389        17,925        14,620

Operating expenses:
    Sales and marketing ...................          2,573         1,983         5,366         4,276
    Product development ...................            950         1,210         1,890         2,211
    General and administrative ............          1,746         1,209         3,231         2,378
                                                ----------    ----------    ----------    ----------
        Total operating expenses ..........          5,269         4,402        10,487         8,865
                                                ----------    ----------    ----------    ----------
Operating earnings ........................          3,877         2,987         7,438         5,755

Interest income ...........................            556           504         1,099           945
                                                ----------    ----------    ----------    ----------
Earning from continuing operations before
 income taxes..............................          4,433         3,491         8,537         6,700
Income taxes ..............................          1,774         1,396         3,415         2,680
                                                ----------    ----------    ----------    ----------
Earnings from continuing operations after
 income taxes..............................          2,659         2,095         5,122         4,020

Discontinued operations:
Gain from sale of software and services....              -             -           896             -
                                                ----------    ----------    ----------    ----------
Net earnings ..............................         $2,659        $2,095        $6,018        $4,020
                                                ----------    ----------    ----------    ----------
                                                ----------    ----------    ----------    ----------
Basic earnings per share:
Continuing operations .....................          $0.31         $0.25         $0.60         $0.48
Discontinued operations ...................              -             -         $0.10             -
                                                ----------    ----------    ----------    ----------
Net earnings per share ....................          $0.31         $0.25         $0.70         $0.48
                                                ----------    ----------    ----------    ----------
                                                ----------    ----------    ----------    ----------
Shares used to compute basic earnings .....      8,550,569     8,451,324     8,545,375     8,431,332
                                                ----------    ----------    ----------    ----------

Diluted earnings per share:
Continuing operations .....................          $0.30         $0.24         $0.58         $0.46
Discontinued operations ...................              -             -          0.10             -
                                                ----------    ----------    ----------    ----------
Net earnings per share ....................          $0.30         $0.24         $0.68         $0.46
                                                ----------    ----------    ----------    ----------
                                                ----------    ----------    ----------    ----------
Shares used to compute diluted earnings....      8,892,844     8,717,184     8,904,451     8,684,423
                                                ----------    ----------    ----------    ----------
                                                ----------    ----------    ----------    ----------


                                QRS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                           FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                           ------------------------
                                                                             1998            1997
                                                                           --------        --------
Operating activities:
  Net earnings ........................................................     $6,018          $4,020
  Adjustment to reconcile net earnings to net cash provided by operating activities:
    Gain from sale of software and services business ..................     (1,494)              -
    Depreciation and amortization .....................................      1,575             657
    Stock option compensation .........................................          -              18
  Changes in:
    Accounts receivable ...............................................        664          (2,090)
    Prepaid expenses and other ........................................        109            (679)
    Deferred income tax assets ........................................      2,708           2,680
    Other assets ......................................................        (66)           (142)
    Accounts payable ..................................................      3,412             333
    Deferred rent and other ...........................................       (106)           (362)
    Other accrued liabilities .........................................       (683)           (377)
                                                                           -------         -------
        Net cash provided by operating activities .....................     12,137           4,058
                                                                           -------         -------

Investing activities:
    Sale (purchase) of marketable securities-available for sale (net)..     12,310          (4,586)
    Purchase of property and equipment ................................     (1,747)         (2,625)
    Capitalization of product development costs .......................     (1,284)           (218)
                                                                           -------         -------
    Net cash provided by (used in) investing activities ...............      9,279          (7,429)
                                                                           -------         -------

Financing activities:
    Exercise of stock options .........................................        247             626
    Exercise of stock warrant .........................................          -              13
    Purchase of treasury stock ........................................       (843)            (35)
                                                                           -------         -------
        Net cash provided by (used in) financing activities ...........       (596)            604
                                                                           -------         -------
Net increase (decrease) in cash and cash equivalents ..................     20,820          (2,767)
Cash and cash equivalents at beginning of period ......................     16,091          16,022
                                                                           -------         -------
Cash and cash equivalents at end of period ............................    $36,911         $13,255
                                                                           -------         -------
                                                                           -------         -------

Other cash flow information:
  Taxes paid during the period ........................................     $2,141            $537
                                                                           -------         -------
                                                                           -------         -------

Noncash financing activities:
  Tax benefit from non-qualified stock options exercised ..............       $205            $649
                                                                           -------         -------
                                                                           -------         -------


                                QRS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   GENERAL

     Effective May 11, 1998, QuickResponse Services, Inc. changed its corporate name to QRS Corporation (QRS or the Company).

     The Company's product families are Catalog Services, Network Services, Inventory Management Services (IMS), Logistics Management Services
     (LMS), and Professional Services. The Company derives revenues from five principal and related sources: monthly charges for accessing
     Catalog Services, fees for utilization of network services including the transmission of standard business documents over a network, IMS-related fees based on negotiated monthly service charges, LMS fees, and consulting fees. Network Services pricing is based primarily on the volume of characters transmitted and the type of network access utilized, and incorporates discounts based on volume.

     The balance sheet as of June 30, 1998, the statements of earnings for the three and six months ended June 30, 1998 and 1997, and the statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made. The balance sheet as of December 31, 1997 is derived from the Company's audited financial statements as of that date.

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

     The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results anticipated for the full year.

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

3.   SUBSEQUENT EVENT:  ACQUISITION OF THE EDI CONNECTION

     In July 1998, the Company acquired Mueller Associates, Inc., d.b.a. The EDI Connection, an electronic commerce service bureau. The acquisition will be accounted for as a purchase transaction. The total purchase price consisted of $1,000,000 in cash and 15,000 shares of QRS common stock.


4.   STOCK OPTIONS

     During the first six months of 1998, the Company granted options to purchase 41,700 shares of common stock. Options to purchase 18,050 shares of common stock were exercised. Stockholders approved additional allocations of 350,000 shares of common stock to the stock option pool under the 1993 Stock Option/Issuance Plan in May 1998. At June 30, 1998, 1,330,731 shares were subject to outstanding options, of which 403,780 were exercisable. Options to purchase approximately 388,296 shares of common stock are available for future grant under the Company's 1993 Stock Option/Stock Issuance Plan and the 1997 Special Non-Officer Stock Option Plan.


5.   EARNINGS PER SHARE

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

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:


                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                            JUNE 30,                  JUNE 30,
                                     ----------------------    ----------------------
                                       1998          1997        1998          1997
                                     ---------    ---------    ---------    ---------
Shares used to compute basic EPS     8,550,569    8,451,324    8,545,375    8,431,332
Add: effect of dilutive securities     342,275      265,860      359,076      253,091
                                     ---------    ---------    ---------    ---------
Shares used to compute diluted EPS   8,892,844    8,717,184    8,904,451    8,684,423
                                     ---------    ---------    ---------    ---------
                                     ---------    ---------    ---------    ---------



6.   COMPREHENSIVE INCOME

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


                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30,           JUNE 30,
                                     ------------------    ----------------
                                      1998        1997      1998      1997
                                     ------      ------    ------    ------
Net earnings                         $2,659      $2,095    $6,018    $4,020
Other comprehensive gain (loss)          32          28        98        (7)
                                     ------      ------    ------    ------
Total comprehensive earnings         $2,691      $2,123    $6,116    $4,013
                                     ------      ------    ------    ------
                                     ------      ------    ------    ------



7.   TREASURY STOCK

     On April 22, 1997, the Company announced that its Board of Directors has authorized the repurchase from time to time of up to $5 million of its Common Stock in both open market and block transactions. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. The Company may discontinue purchases of its Common Stock at any time that management determines additional purchases are not warranted. During the second quarter of 1998, the Company repurchased a total of 25,500 shares of common stock for $843,000. The Company has repurchased 26,800 shares since the inception of the buyback program.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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


     GENERAL

     QRS Corporation's (the Company's) product families are Catalog Services, Network Services, Inventory Management Services (IMS), Logistics Management Services (LMS), and Professional Services. The Company derives revenues from five principal and related sources: charges for accessing Catalog Services, fees for utilization of network services including the transmission of standard business documents over a network, IMS fees, LMS fees, and consulting fees. Network Services pricing is based primarily on the volume of characters transmitted and the type of network access utilized. Network Services pricing also incorporates discounts based on volume.


     RESULTS OF OPERATIONS

     The Company's revenues increased by 23% to $20.8 million for the second quarter of 1998, from $17.0 million for the second quarter of 1997. The Company's revenues increased by 23% to $40.9 million during the first six months of 1998 from $33.4 million for the same period of 1997. These increases were primarily attributable to four factors. First, the number of customers increased from 225 retailers and 5,453 vendors and carriers as of June 30, 1997 to 226 retailers and 6,105 vendors and carriers as of June 30, 1998. Second, the number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. Third, customers increased the number, type and size of transactions transmitted over the network, as well as the utilization of Catalog Services. Fourth, the Company expanded its product offerings in the IMS and Professional Services product families.

     Cost of sales consists primarily of the cost of purchasing network services and the cost of the Company's data center and technical customer support services. Cost of sales increased by 22% to $11.7 million for the second quarter of 1998, from $9.6 million for the second quarter of 1997. Cost of sales increased by 22% to $22.9 million for the first six months of 1998, from $18.7 million for the first six months of 1997. The increase was principally due to increases in purchased network services, reflecting growth in Network Services, purchased under a long-term contract, discounted based upon a multi-year volume commitment, and an expanded customer support group reflecting growth in customers and products. The gross profit margin was 44% for the second quarter of 1998 compared to 43% for the second quarter of 1997. Improved pricing on purchased network services was offset by increased sales of certain lower margin network services, price competitiveness, and volume discounts earned by larger customers.

     Sales and marketing expenses consist primarily of personnel and related costs in the Company's sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased 30% to $2.6 million for the second quarter of 1998, from $2.0 million for the second quarter of 1997. Sales and marketing expenses increased 25% to $5.4 million for the first six months of 1998, from $4.3 million for the first six months of 1997. This increase reflects the Company's expansion of its retailer and vendor-specific coverage and growth in its Program Sales and Enablement organization, the group responsible for rapidly enabling trading partners for key hub customers.

     Product development expenses consist primarily of personnel and equipment costs related to research, development and implementation of new services and enhancement of existing services. Product development expenses decreased by 21% to $950,000 for the second quarter of 1998, from $1.2 million for the second quarter of 1997. Product development expenses decreased by 15% to $1.9 million for the first six months of 1998, from $2.2 million for the first six months of 1997. The Company capitalized product development costs of $625,000 and $92,000 for the second quarters of 1998 and 1997, respectively. The Company capitalized product development costs of $1,284,000 and $218,000 for the first six months of 1998 and 1997, respectively. The increase in capitalized product development costs in 1998 is due to increased product development on products which had reached technological feasibility.

     General and administrative expenses consist primarily of the personnel and related costs of the Company's finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses increased 44% to $1.7 million for the second quarter of 1998, compared to $1.2 million for the second quarter of 1998. General and administrative expenses increased 36% to $3.2 million for the first six months of 1998, compared to $2.4 million for the first six months of 1997. This increase was primarily due to increased headcount to support a larger organization.

     Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income increased to $556,000 for the second quarter of 1998, compared to $504,000 for the second quarter of 1997, as a result of higher investment balances. Interest income increased to $1.1 million for the first six months of 1998, compared to $945,000 for the first six months of 1997.

     As a result of the foregoing, earnings from continuing operations before income taxes increased 27% to $4.4 million for the second quarter of 1998, compared to $3.5 million for the second quarter of 1997. Earnings from continuing operations before income taxes increased 27% to $8.5 million for the first six months of 1998, compared to $6.7 million for the first six months of 1997.

     Income taxes were $1.8 million and $1.4 million for the second quarters of 1998 and 1997, respectively. Income taxes were $3.4 million and $2.7 million for the first six months of 1998 and 1997, respectively. The 1998 and 1997 income tax rates of 40% approximate the combined effective federal and state income tax rates.

     In the first quarter of 1998, the Company reported a $1.5 million gain on sale of software and services business, net of applicable income taxes of $598,000, related to the substantial resolution of the bankruptcy proceedings of the purchaser.

     As a result of the foregoing, net earnings increased 27% to $2.7 million for the second quarter of 1998, compared to $2.1 million for the second quarter of 1997. Net earnings increased 50% to $6.0 million for the first six months of 1998, compared to $4.0 million for the first six months of 1997.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased from $42.3 million at December 31, 1997 to $47.6 million at June 30, 1998 primarily due to positive cash flow from operations. Deferred income tax assets decreased as the Company continued to use tax Net Operating Losses (NOLs) to defer the Company's cash requirements for tax payments. The Company expects to have utilized all such NOLs during 1998, and expects an increase in the use of cash for payment of taxes thereafter. Cash, cash equivalents and marketable securities increased from $34.8 million at December 31, 1997 to $43.4 million at June 30, 1998. Total assets increased from $64.0 million at December 31, 1997 to $70.9 million at June 30, 1998, while total liabilities increased from $9.3 million at December 31, 1997 to $10.4 million at June 30, 1998.

     The increase of $8.6 million in cash, cash equivalents and marketable securities from December 31, 1997 to June 30, 1998 resulted primarily from positive cash flow from operations, including the timing of certain large payments to vendors.

     On April 22, 1997, the Company announced that its Board of Directors has authorized the repurchase from time to time of up to $5 million of its Common Stock in both open market and block transactions. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. The Company may discontinue purchases of its Common Stock at any time that management determines additional purchases are not warranted. During the second quarter of 1998, the Company repurchased a total of 25,500 shares of common stock for $843,000.

     In July 1998, the Company utilized $1,000,000 in cash to acquire Mueller Associates, Inc., d.b.a. The EDI Connection.

     Management believes that the cash resources available at June 30, 1998, and cash anticipated to be generated from future operations will be sufficient for the Company to meet its working capital needs, capital expenditures and Common Stock repurchases for the next year. The Company has not paid any cash dividends to date and does not intend to pay cash dividends with respect to common stock in the foreseeable future.


     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held on May 5,1998. The following actions were taken at this meeting:


                                    ------------------------------------------------------------------
                                                                                              Broker
                                    Affirmative votes    Negative votes    Votes withheld    Non-votes
                                    ------------------------------------------------------------------
a. Election of Directors:
   John P. Dougall                      7,717,321                              37,050
                                    ------------------------------------------------------------------
   Philip Schlein                       7,717,321                              37,050
                                    ------------------------------------------------------------------
   John S. Simon                        7,717,465                              36,906
                                    ------------------------------------------------------------------
b. Change Company's name from
   QuickResponse Services, Inc.
   to QRS Corporation                   7,749,337              3,834            1,200               -
                                    ------------------------------------------------------------------
c. Increase number of shares of
   Common Stock authorized for
   issuance under 1993 Stock
   Option/Stock Issuance Plan by
   350,000                              3,993,935          3,138,392            9,500         612,544
                                    ------------------------------------------------------------------
d. Ratification of Deloitte &
   Touche LLP as independent            7,726,015                556            1,050               -
   auditors
                                    ------------------------------------------------------------------
None



ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
27.1     Financial Data Schedule



     B.  REPORTS ON FORM 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.


                                       QRS CORPORATION
                                       -----------------------------------------
                                       (Registrant)



                                       \s\ John S. Simon
                                       -----------------------------------------
August 7, 1998                         John S. Simon
                                       Chief Executive Officer



                                       \s\ Shawn M. O'Connor
                                       -----------------------------------------
August 7, 1998                         Shawn M. O'Connor
                                       President, Chief Operating Officer, Chief
                                       Financial Officer, and Secretary
                                       (Principal Financial Officer)