Form 10-Q
period 1998-09-30
QRS CORP
filed 1998-11-16
CIK 906551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to

                         Commission file number 0-21958

                                 QRS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                            68-0102251
    -------------------------------         --------------------------
    (State or other jurisdiction of              (I.R.S.
    incorporation or organization)         Employer Identification No.)

            1400 MARINA WAY SOUTH, RICHMOND, CA        94804
            -----------------------------------------------------------
            (Address of principal executive offices) (Zip code)

                                 (510) 215-5000
                -----------------------------------------------
                (Registrant's phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.__X__ YES   NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock                      Outstanding at September 30, 1998
-------------------------------------------- ---------------------------------
Common Stock, $.001 par value                     8,525,991

This document contains 11 pages.

The Exhibit listing appears on Page 10.

                                 QRS CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997            3

         Consolidated Statements of Earnings for the Three and Nine Months
         Ended September 30, 1998 and 1997                                                     4

         Consolidated Statements of Cash Flows for the Nine Months Ended  September 30, 1998
         and 1997                                                                              5

         Notes to Consolidated Financial Statements                                            6

Item 2.  Management's Discussion and Analysis of Financial Condition and  Results of
         Operations                                                                            9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                           12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                    13

Item 2.  Changes in Securities and Use of Proceeds                                            13

Item 3.  Defaults upon Senior Securities                                                      13

Item 4.  Submission of Matters to a Vote of Security Holders                                  13

Item 5.  Other Information                                                                    13

Item 6.  Exhibits and Reports on Form 8-K                                                     13

         A.  Exhibits

         B.  Reports on Form 8-K

SIGNATURES                                                                                    14


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 QRS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                1998             1997
                                                                             ------------    ------------
                                                                             (UNAUDITED)

                                     ASSETS
Current assets:

  Cash and cash equivalents ..............................................      $ 30,621       $ 16,091
  Marketable securities available-for-sale ...............................         6,692         17,694
  Accounts receivable-net of allowance for doubtful accounts of $1,265 in
    1998 and $873 in 1997 ................................................        18,359         14,567
  Deferred income tax assets .............................................           870            870
  Prepaid expenses and other .............................................         1,288          1,260
                                                                             ------------    ------------
        Total current assets .............................................        57,830         50,482

Property and equipment:

  Furniture and fixtures .................................................         2,626          2,162
  Equipment ..............................................................         9,369          7,622
  Leasehold improvements .................................................         2,088          1,800
                                                                             ------------    ------------
                                                                                  14,083         11,584
  Less accumulated depreciation ..........................................         5,933          4,062
                                                                             ------------    ------------
      Total ..............................................................         8,150          7,522

Marketable securities available-for-sale .................................         1,523          1,000
Deferred income tax assets ...............................................         1,921          2,576
Capitalized product development costs - net of accumulated amortization of
 $3,290 and $2,818 in 1998 and 1997 ......................................         3,645          2,245

Other assets .............................................................         3,099            177
                                                                             ------------    ------------
 Total assets ............................................................      $ 76,168       $ 64,002
                                                                             ------------    ------------
                                                                             ------------    ------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable .......................................................         7,731       $  3,733
  Other accrued liabilities ..............................................         4,460          2,711
  Sublease loss reserve ..................................................                        1,494
                                                                             ------------    ------------
      Total current liabilities ..........................................        12,191          7,938
                                                                             ------------    ------------

Deferred rent and other ..................................................         1,161          1,335
                                                                             ------------    ------------

      Total liabilities ..................................................        13,352          9,273
                                                                             ------------    ------------

Stockholders' equity:

  Preferred stock - $.001 par value; 10,000,000 shares authorized; none
    issued and outstanding ...............................................          --             --
  Common stock - $.001 par value;  20,000,000 shares authorized;8,525,991
    shares outstanding  in 1998 and 8,531,366 shares in 1997 .............        64,331         63,864

  Treasury stock (25,550 shares in 1998 and 1,300 shares in 1997) ........          (740)           (35)

  Unrealized gain (loss)on investments ...................................           157             (9)
  Accumulated deficit ....................................................          (932)        (9,091)
                                                                             ------------    ------------
      Total Stockholders' equity .........................................        62,816         54,729
                                                                             ------------    ------------
Total liabilities and Stockholders' equity ...............................      $ 76,168       $ 64,002
                                                                             ------------    ------------
                                                                             ------------    ------------

                See notes to Consolidated financial statements.

                                     QRS CORPORATION
                          CONSOLIDATED STATEMENTS OF EARNINGS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                        (UNAUDITED)


                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                                   --------------------------      --------------------------
                                                                       1998           1997              1998           1997
                                                                   ----------      ----------      ----------      ----------
Revenues ....................................................      $   23,618      $   18,253      $   64,482      $   51,610

Cost of revenues ............................................          13,319          10,494          36,258          29,231
                                                                   ----------      ----------      ----------      ----------
Gross profit ................................................          10,299           7,759          28,224          22,379

Operating expenses:

        Sales and marketing .................................           2,881           2,115           8,247           6,391
        Product development .................................           1,187           1,215           3,077           3,426
        General and administrative ..........................           1,823           1,196           5,054           3,574

        In-process technology expense related to acquisitions             967                             967
                                                                   ----------      ----------      ----------      ----------
            Total operating expenses ........................           6,858           4,526          17,345          13,391
                                                                   ----------      ----------      ----------      ----------
Operating earnings ..........................................           3,441           3,233          10,879           8,988

Interest income .............................................             545             523           1,644           1,468
                                                                   ----------      ----------      ----------      ----------
Earnings from continuing operations before income taxes .....           3,986           3,756          12,523          10,456
Income taxes ................................................           1,515           1,502           4,930           4,182
                                                                   ----------      ----------      ----------      ----------
Earnings from continuing operations after income taxes ......           2,471           2,254           7,593           6,274

Discontinued operations:

Gain from sale of software and services business ............            --              --               896
                                                                   ----------      ----------      ----------      ----------
Net earnings ................................................      $    2,471      $    2,254      $    8,489      $    6,274
                                                                   ----------      ----------      ----------      ----------
                                                                   ----------      ----------      ----------      ----------
Basic earnings per share:

Continuing operations .......................................      $     0.29      $     0.27      $     0.89      $     0.74
Discontinued operations .....................................            --              --              0.10            --
                                                                   ----------      ----------      ----------      ----------
Net earnings per share ......................................      $     0.29      $     0.27      $     0.99      $     0.74
                                                                   ----------      ----------      ----------      ----------
                                                                   ----------      ----------      ----------      ----------

Shares used to compute basic earnings per share .............       8,530,515       8,488,553       8,539,239       8,450,616
                                                                   ----------      ----------      ----------      ----------
                                                                   ----------      ----------      ----------      ----------

Diluted earnings per share:

Continuing operations .......................................      $     0.28      $     0.26      $     0.86      $     0.72
Discontinued operations .....................................            --              --              0.10            --
                                                                   ----------      ----------      ----------      ----------
Net earnings per share ......................................      $     0.28      $     0.26      $     0.96      $     0.72
                                                                   ----------      ----------      ----------      ----------
                                                                   ----------      ----------      ----------      ----------

Shares used to compute diluted earnings per share ...........       8,734,698       8,762,389       8,850,481       8,733,214
                                                                   ----------      ----------      ----------      ----------
                                                                   ----------      ----------      ----------      ----------

                                      QRS CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (DOLLARS IN THOUSANDS)
                                        (UNAUDITED)


                                                                            FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            -------------------------
                                                                               1998            1997
                                                                            ----------       --------
Operating activities:
  Net earnings .........................................................      $  8,489       $  6,274
  Adjustment to reconcile net earnings to net cash provided by operating activities:

    Depreciation and amortization ......................................         2,427          1,157
    Gain from sale of software and services business ...................          (896)
    In-process technology expense related to acquisitions ..............           967           --
    Stock option compensation ..........................................          --               26
  Changes in:
    Accounts receivable ................................................        (3,514)        (3,229)
    Prepaid expenses and other .........................................            22           (869)
    Deferred income tax assets .........................................           867          4,156
    Other assets .......................................................          (283)          (245)
    Accounts payable ...................................................         3,998         (1,131)
    Deferred rent and other ............................................           578         (1,934)
                                                                            ----------       --------
        Net cash provided by operating activities ......................        12,655          4,205
                                                                            ----------       --------
Investing activities:

    Sale (purchase) of marketable securities-available for sale (net) ..        10,645         (3,173)
    Purchase of property and equipment .................................        (2,389)        (4,995)
    Acquisition of businesses, net of stock issued and cash acquired ...        (2,927)          --
    Capitalization of product development costs ........................        (1,872)          (605)
                                                                            ----------       --------
        Net cash provided by (used in) investing activities ............         3,457         (8,773)
                                                                            ----------       --------
Financing activities:
    Exercise of stock options ..........................................           255            807
    Exercise of stock warrant ..........................................          --               13
    Purchase of treasury stock .........................................        (1,837)           (35)
                                                                            ----------       --------
        Net cash provided by (used in) financing activities ............        (1,582)           785
                                                                            ----------       --------

Net increase (decrease) in cash and cash equivalents ..................        14,530         (3,783)
Cash and cash equivalents at beginning of period ......................        16,091         16,022
                                                                            ----------       --------
Cash and cash equivalents at end of period ............................      $ 30,621       $ 12,239
                                                                            ----------       --------
                                                                            ----------       --------
Other cash flow information:
    Taxes paid during the period ......................................      $  3,514       $    116
                                                                            ----------       --------
                                                                            ----------       --------
Noncash investing and financing activities:

    Tax benefit from stock options exercised ..........................      $    212       $    704
    Unrealized gain on marketable securities available-for-sale .......           166           --

During the third quarter of 1998, the Company acquired the assets of Custom Information Systems Corporation and the outstanding common shares of the EDI Connection with the allocation of the purchase price as follows:

    Working capital other than cash                                          $    (71)
    Property & Equipment                                                          110
    Goodwill                                                                      736
    Other Intangible Assets                                                     1,987
    In-Process Technology                                                         967
    Less: Common stock issued in connection with acquisitions                    (802)
                                                                             --------
    Acquisition of businesses, net of stock issued and cash acquired         $  2,927
                                                                             --------
                                                                             --------

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

     The consolidated balance sheet as of September 30, 1998, the consolidated statements of earnings for the three and nine months ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements as of that date.

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

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual amounts may differ from such estimates.

     The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results anticipated for the full year.

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

3.   ACQUISITIONS

     During the third quarter of 1998, the Company acquired the assets of Custom Information Systems Corporation and the outstanding common shares of the EDI Connection, both service bureaus. The total acquisition cost was $4,152,000, comprised of $2,950,000 paid in cash, 35,000 of common shares valued at $802,000 issued from the treasury stock account, liabilities assumed of $194,000 and $206,000 in transaction costs related to the acquisitions. The acquisitions were accounted for as purchase transactions.

     In connection with the acquisitions and in conjunction with the Company's capitalized software policies, $967,000 of the purchase price was allocated to in-process research and development and, as technological feasibility had not been established and no alternative future uses existed at the acquisition dates, charged to operations. The Company allocated $3,185,000 of the purchase price to current assets, property and equipment and intangible assets. The amounts allocated to current assets and property and equipment were based on the fair market value of the related assets and the amounts allocated to intangible assets were determined on the basis of the appraised value of the related intangible assets. The appraisal techniques included certain assumptions, including, the extent, character and utility, the income generating or cost-savings attributes, the nature and timing of the functional or economic obsolescence and the relative risk and uncertainty associated with an investment in intangible assets.

     The intangible assets will be amortized using the straight-line method for periods between three and seven years.

4.   STOCK OPTIONS

     During the first nine months of 1998, the Company granted options to purchase 161,500 shares of common stock. Options to purchase 18,875 shares of common stock were exercised. Stockholders approved additional allocations of 350,000 shares of common stock to the stock option pool under the 1993 Stock Option/Issuance Plan in May 1998. At September 30, 1998, 1,438,081 shares were subject to outstanding options, of which 433,642 were exercisable. Options to purchase approximately 280,121 shares of common stock are available for future grant under the Company's 1993 Stock Option/Stock Issuance Plan and the 1997 Special Non-Officer Stock Option Plan.

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

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:


                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                              ------------------------      ------------------------
                                                1998          1997             1998          1997
                                              ---------      ---------      ---------     ----------
     Shares used to compute basic EPS         8,530,515      8,488,553      8,539,239      8,450,616

     Add:  effect of dilutive securities        204,183        273,836        311,242        282,598
                                              ---------      ---------      ---------      ---------
     Shares used to compute diluted EPS       8,734,698      8,762,389      8,850,481      8,733,214
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------


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


                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                           1998        1997          1998        1997
     Net earnings                         $2,471      $ 2,254       $8,489      $ 6,274

     Other comprehensive gain (loss)          68          (26)         166          (33)
                                          ------      -------       ------      -------
     Total comprehensive earnings         $2,539      $ 2,228       $8,655      $ 6,241
                                          ------      -------       ------      -------
                                          ------      -------       ------      -------

7.   TREASURY STOCK

     On April 22, 1997, the Company announced that its Board of Directors has authorized the repurchase from time to time of up to $5 million of its common stock in both open market and block transactions. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. The Company may discontinue purchases of its Common Stock at any time that management determines additional purchases are not warranted. During the third quarter of 1998, the Company repurchased a total of 33,750 shares of common stock for $995,000. The Company has repurchased 60,550 shares since the inception of the buyback program, of which 59,250 shares were repurchased during 1998 for $1,837,000. During the third quarter of 1998, the Company reissued 35,000 shares of treasury stock at $802,000 in connection with the acquisition of businesses (Note 3).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

     THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD- LOOKING STATEMENTS AS A RESULT OF INTENSE COMPETITION IN THE ELECTRONIC COMMERCE BUSINESS, THE COMPANY'S DEPENDENCE ON KEY RETAILERS, THE COMPANY'S ABILITY TO SUCCESSFULLY INTRODUCE NEW PRODUCTS AND SERVICES, THE COMPANY'S DEPENDENCE ON THE IBM GLOBAL NETWORK AND OTHER RISK FACTORS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997.

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

     RESULTS OF OPERATIONS

     The Company's revenues increased by 29% to $23.6 million for the third quarter of 1998, from $18.3 million for the third quarter of 1997. The Company's revenues increased by 25% to $64.5 million during the first nine months of 1998 from $51.6 million for the same period of 1997. These increases were primarily attributable to the increased number of customers, higher usage of Network and Catalog Services, pricing adjustments and expanded product offerings. The number of customers increased from 5,410 (238 retailers and 5,172 vendors and carriers) as of September 30, 1997 to 7,427 (231 retailers and 7,196 vendors and carriers) as of September 30, 1998. The number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. Customers increased the number, type and size of transactions transmitted over the network, as well as the utilization of Catalog Services. The Company expanded its product offerings in the Network, IMS and Professional Services product families.

     Cost of sales consists primarily of the cost of purchasing network services and the cost of the Company's data center and technical customer support services. Cost of sales increased by 27% to $13.3 million for the third quarter of 1998, from $10.5 million for the third quarter of 1997. Cost of sales increased by 24% to $36.3 million for the first nine months of 1998, from $29.2 million for the first nine months of 1997. The increase was principally due to increases in purchased network services, reflecting growth in Network Services, purchased under a long-term contract, discounted based upon a multi-year volume commitment, and an expanded customer support group reflecting growth in customers and products. The gross profit margin was 44% for the third quarter of 1998 compared to 43% for the third quarter of 1997. The slight margin improvement is due to improved pricing on purchased network services largely offset by technical infrastructure expenditures to support newer products.

     Sales and marketing expenses consist primarily of personnel and related costs in the Company's sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased 36% to $2.9 million for the third quarter of 1998, from $2.1 million for the third quarter of 1997. Sales and marketing expenses increased 29% to $8.2 million for the first nine months of 1998, from $6.4 million for the first nine months of 1997. This increase reflects the Company's expansion of its retailer and vendor- specific coverage and growth in its Program Sales and Enablement organization, the group responsible for rapidly enabling trading partners for key hub customers.

     Product development expenses consist primarily of personnel and equipment costs related to research, development and implementation of new services and enhancement of existing services. Product development expenses were $1.2 million for the third quarter of 1998 and 1997. Product development expenses decreased by 10% to $3.1 million for the first nine months of 1998, from $3.4 million for the first nine months of 1997. The Company capitalized product development costs of $588,000 and $387,000 for the third quarters of 1998 and 1997, respectively. The Company capitalized product development costs of $1.9 million and $605,000 for the first nine months of 1998 and 1997, respectively. The increase in capitalized product development costs in 1998 is due to increased product development on products that had reached technological feasibility.

     General and administrative expenses consist primarily of the personnel and related costs of the Company's finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses increased 52% to $1.8 million for the third quarter of 1998, compared to $1.2 million for the third quarter of 1998. General and administrative expenses increased 41% to $5.1 million for the first nine months of 1998, compared to $3.6 million for the first nine months of 1997. This increase was primarily due to increased headcount to support a larger organization and investments in infrastructure.

     During the third quarter of 1998, the Company acquired the assets of Custom Information Systems Corporation and the outstanding common shares of the EDI Connection, both service bureaus. The total acquisition cost was $4,152,000, comprised of $2,950,000 paid in cash, 35,000 of common shares valued at $802,000 issued from the treasury stock account, liabilities assumed of $194,000 and $206,000 in transaction costs related to the acquisitions. The acquisitions were accounted for as purchase transactions.

     In connection with the acquisitions and in conjunction with the Company's capitalized software policies, $967,000 of the purchase price was allocated to in-process research and development and, as technological feasibility had not been established and no alternative future uses existed at the acquisition dates, charged to operations. The Company allocated $3,185,000 of the purchase price to current assets, property and equipment and intangible assets. The amounts allocated to current assets and property and equipment were based on the fair market value of the related assets and the amounts allocated to intangible assets were determined on the basis of the appraised value of the related intangible assets. The appraisal techniques included certain assumptions, including, the extent, character and utility, the income generating or cost-savings attributes, the nature and timing of the functional or economic obsolescence and the relative risk and uncertainty associated with an investment in intangible assets.

     Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income increased to $545,000 for the third quarter of 1998, compared to $523,000 for the third quarter of 1997, as a result of higher investment balances. Interest income increased to $1.6 million for the first nine months of 1998, compared to $1.5 million for the first nine months of 1997.

     As a result of the foregoing, earnings from continuing operations before income taxes increased 6% to $4 million for the third quarter of 1998, compared to $3.8 million for the third quarter of 1997. Earnings from continuing operations before income taxes increased 20% to $12.5 million for the first nine months of 1998, compared to $10.5 million for the first nine months of 1997.

     Income taxes were $1.5 million each for the third quarters of 1998 and 1997. Income taxes were $4.9 million and $4.2 million for the first nine months of 1998 and 1997, respectively. The 1998 income tax rates for the first two quarters of 1998 and for the nine months of 1997 of 40% approximate the combined effective federal and state income tax rates. The income tax rate for the third quarter of 1998 of 38% approximates the combined effective federal and state income tax rates.

     In the first quarter of 1998, the Company reported a $1.5 million gain on sale of software and services business, net of applicable income taxes of $598,000, related to the substantial resolution of the bankruptcy proceedings of the purchaser.

     As a result of the foregoing, net earnings increased 10% to $2.5 million for the third quarter of 1998, compared to $2.3 million for the third quarter of 1997. Net earnings increased 35% to $8.5 million for the first nine months of 1998, compared to $6.3 million for the first nine months of 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased from $42.5 million at December 31, 1997 to $45.6 million at September 30, 1998 primarily due to positive cash flow from operations. Deferred income tax assets decreased as the Company continued to use tax various tax credits to partially defer the Company's cash requirements for tax payments. Cash, cash equivalents and marketable securities increased from $34.8 million at December 31, 1997 to $38.8 million at September 30, 1998. Total assets increased from $64.0 million at December 31, 1997 to $76 million at September 30, 1998 and total liabilities increased from $9.3 million at December 31, 1997 to $13.4 million at September 30, 1998.

     The increase of $4 million in cash, cash equivalents and marketable securities from December 31, 1997 to September 30, 1998 resulted primarily from positive cash flow from operations, including the timing of certain large payments to vendors.

     On April 22, 1997, the Company announced that its Board of Directors has authorized the repurchase from time to time of up to $5 million of its common stock in both open market and block transactions. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. The Company may discontinue purchases of its common stock at any time that management determines additional purchases are not warranted. During the third quarter of 1998, the Company repurchased a total of 33,750 shares of common stock for $995,000.

     During the third quarter of 1998, the Company utilized $2.9 million in cash to acquire The EDI Connection and Custom Information Systems Corporation, both service bureaus.

     Management believes that the cash resources available at September 30, 1998 and cash anticipated to be generated from future operations will be sufficient for the Company to meet its working capital needs, capital expenditures and Common Stock repurchases for the next year. The Company has not paid any cash dividends to date and does not intend to pay cash dividends with respect to common stock in the foreseeable future.

     YEAR 2000 COMPLIANCE

     INTRODUCTION

     The Year 2000 issue involves computer programs and embedded microprocessors in computer systems and other equipment that utilize two digits rather than four to define the applicable year. These systems may be programmed to assume that all two digit date are preceded by "19," causing "00" to be interpreted as 1900 rather than 2000. This could result in the possible failure of those programs and devices to properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize date sensitive information could generate erroneous data or a system failure.

     The Company has conducted an evaluation of the actions necessary to ensure that its business critical computer and other systems will be able to function without disruption with respect to the application of dating systems in the Year 2000. This evaluation was conducted with the assistance of expert consulting services. The completed deliverable from that review is a detailed Year 2000 compliance plan. The Company's plan objective is to ensure uninterrupted transition into the Year 2000. The scope of the Year 2000 plan includes: (1) information technology ("IT") such as software and hardware, (2) non-IT systems or embedded technology such as micro-controllers contained in various safety systems, facilities and utilities, and (3) readiness of key third parties, including suppliers and customers.

     COMPANY SYSTEMS

     Based on this evaluation, the Company is engaged in upgrading, replacing, and testing many of these computer systems to achieve Year 2000 compliance. Because the Company was founded 10 years ago, the Company believes that its COBOL mainframe systems are largely Year 2000 compliant, and that its PC and midrange based systems will require the majority of attention. The Company believes that its non-information technology Year 2000 exposure is relatively low, since embedded chip deployment is not central to the Company's product delivery.

     THIRD PARTY READINESS

     The Company has a process in place to assess the Year 2000 readiness of its business critical vendors and customers, and is involved in working with these vendors and customers on Year 2000 compliance issues. Disruptions with respect to computer systems of vendors or customers, whose systems are outside the control of the Company, could impair the ability of the Company to provide services to its customers, and could have a material adverse effect upon the Company's financial condition and results of operations.

     COMPANY PLANS

     The Company's remedial actions are scheduled to be completed during the third quarter of 1999. Based on the information currently available, the Company does not anticipate that the costs of its remedial actions will be material to the Company's results of operations and financial position and are expensed as incurred. However, there can be no assurance that the remedial actions being implemented by the Company will be able to be completed by the time necessary to avoid Year 2000 compliance problems, or that the cost of doing so will not be material. If the Company is unable to complete its remedial actions in the planned time frame, contingency plans will be developed to address those business critical systems that may not be Year 2000 compliant.

     The Company believes that the most reasonably likely worst case scenario is that a small number of vendors and/or customers will have lingering Year 2000 compliance problems, resulting in additional support for these customers, and the substitution of a higher number of software vendors than currently anticipated. As a part of the assessment process, the Company will develop contingency plans for those business critical vendors or large customers who are either unable or unwilling to develop remedial plans to become Year 2000 compliant. The Company expects that these plans will involve the acceleration of its Year 2000 compliance activity and the application of additional resources. It is expected that these contingency plans will be in place by the third quarter of 1999.

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

                                        QRS CORPORATION
                                        ------------------------------------
                                        (Registrant)

                                        \s\ John S. Simon
                                        ------------------------------------
November 16, 1998                       John S. Simon
                                        Chief Executive Officer

                                        \s\ Shawn M. O'Connor
                                        ------------------------------------
November 16, 1998                       Shawn M. O'Connor
                                        President and Chief Operating Officer

                                        \s\ Peter Papano
                                        ------------------------------------
November 16, 1998                       Peter Papano
                                        Chief Financial Officer and
                                        Secretary