Form 10-K405
period 1998-12-31
QRS CORP
filed 1999-03-24
CIK 906551

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 0-21958

                                 QRS CORPORATION
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

YES                X      NO
             -------------           ---------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 8, 1999 was approximately $433,531,834 based upon the closing price of $50.375 for shares of the Registrant's common stock as reported by the Nasdaq National Market). Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of February 8, 1999: 8,606,091

                       DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the following documents are incorporated by reference into this Report on Form 10-K where indicated:

     1. QRS Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 11, 1999, Part III.

The exhibit index appears on Pages 45-47.

                                 QRS CORPORATION

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I

ITEM 1            Business.........................................................................................     3

ITEM 2            Facilities.......................................................................................    14

ITEM 3            Legal Proceedings................................................................................    14

ITEM 4            Submission of Matters to a Vote of Security Holders..............................................    14

PART II

ITEM 5            Market for Registrant's Common Equity and Related Stockholder Matters............................    15

ITEM 6            Selected Financial Data..........................................................................    16

ITEM 7            Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................................................    17

ITEM 7a           Quantitative and Qualitative Disclosures About Market Risk.......................................    23

ITEM 8            Financial Statements.............................................................................    24

ITEM 9            Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.............................................................................    41

PART III

ITEM 10           Directors and Executive Officers of the Registrant...............................................    41

ITEM 11           Executive Compensation...........................................................................    44

ITEM 12           Security Ownership of Certain Beneficial Owners and Management...................................    44

ITEM 13           Certain Relationships and Related Transactions...................................................    44

PART IV

ITEM 14           Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................    45

                  SIGNATURES.......................................................................................    48


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

Effective May 11, 1998, QuickResponse Services, Inc. changed its corporate name to QRS Corporation ("QRS" or the "Company"). The Company is a leading provider of electronic commerce merchandising and logistics solutions that optimize its customers' performance throughout the retail demand chain. The Company's products and services are organized and managed as a single product family, which includes Catalog Services, Network Services, Inventory Management Services, Logistics Management Services and Professional Services. The Company provides its retailer, vendor and carrier customers with a single source for implementing network- centric demand chain management solutions.

The Company's primary products and services, described more completely below in "Business--QRS Services," are as follows:

- QRS Catalog Services includes QRS KEYSTONE, a comprehensive product information database. QRS KEYSTONE was the first, independent product information database using the industry standard Universal Product Code ("U.P.C.") numbering system. It is a central repository of timely, complete, and accurate vendor product information. Retailers and vendors access QRS KEYSTONE can electronically exchange industry standard business documents using QRS CONCOURSE.

- QRS Network Services includes QRS CONCOURSE and QRS ALLIANCE. QRS CONCOURSE is the connecting service that provides two-way electronic transmission of business data while its partner service, QRS ALLIANCE, allows any size manufacturer, retailer or vendor to exchange business documents with its partners electronically.

- QRS Inventory Management Services ("IMS") includes QRS CATALYST, QRS MARINER and QRS HORIZON. QRS CATALYST is a management tool that transforms sales into actionable information. It enables users to track which products are selling by U.P.C. and store location to aid in buying and manufacturing decisions. QRS MARINER is an effectively managed tool for increasing sales velocity. It is a collaborative solution for retailers and vendors that utilize a stock of models and daily sales information to determine recommended order quantity and electronically communicates and tracks the flow of reordered items. QRS HORIZON is a forecasting tool to project consumer demand.

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

- QRS Professional Services provides education and consulting services using strategic tools and industry expertise. The professional services team enables QRS customers to realize even greater benefits from QRS products.


The Company's business is subject to various risks and uncertainties that are described herein under "Risk Factors."

The Company was incorporated in California in 1985 and reincorporated into Delaware in October 1997. In the fourth quarter of 1997, QRS created a wholly owned Canadian sales subsidiary, QRS Canada, Inc. and during the third quarter of 1998, the Company created a wholly owned United States subsidiary, QRS Sales and Services Corporation. Except as otherwise noted, all references to the Company and QRS refer to the Company and its subsidiaries.

At December 31, 1998, the Company had 292 employees. The Company's principal executive offices are located at 1400 Marina Way South, Richmond, California 94804, and its telephone number is 510-215-5000.

INDUSTRY BACKGROUND

The United States general merchandise retail industry accounts for revenues in excess of $2.4 trillion, with approximately 20 retailers recording sales in excess of $136 billion. As competitive pressures within the industry have intensified, retailers have focused increasingly upon the importance of efficient demand chain management to improve their financial performance. Failure to manage merchandise to meet customer demand results in lost sales. Kurt Salmon Associates ("KSA"), an independent global management consulting firm specializing in the retail industry, estimated in a 1997 study that in the soft goods industry alone, inefficiencies such as inadequate information, excess inventories and slow communications between vendors and retailers result in over $25 billion in lost revenues each year. In addition, KSA estimated that the opportunity exists for $102 billion in annual savings across all general merchandise and consumer durables markets. Demand chain management is a complex problem. For example, the average department store carries more than one million stockkeeping units ("SKUs") at a time--some carry as many as five million--each unique in terms of product style, size and color. Each retailer's SKUs are produced by hundreds, or in some cases thousands, of vendors. These vendors are required to manage rapid production and accurate delivery of ordered merchandise to multiple retail locations. To address these issues, retailers and vendors have in recent years sought to develop strategies for optimizing selection, availability and flow of information and merchandise while minimizing absolute inventory levels. QRS' network- centric applications align closely with its customers' needs in providing solutions to improve the efficiencies throughout the retail demand chain.

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

The growing adoption of the internet and related technologies by business entities is significantly changing the industry. Internet technologies expand the market for electronic commerce products to include smaller and less sophisticated segments, and increase the awareness of all segments of the market. Increasing competition and more rapid change also accompanies the growth in market opportunity.

COMPANY PRODUCTS AND SERVICES

In order to improve the flow of information, goods and services throughout the retail demand chain, the Company offers a range of products and services, including QRS KEYSTONE (catalog services), QRS CONCOURSE and QRS ALLIANCE (network services), QRS CATALYST (sales analysis), QRS MARINER (replenishment), QRS HORIZON, (forecasting), QRS LMS (logistics management services), and QRS Professional Services (implementation, training and support). The Company considers these services to be a single product family, which may be implemented incrementally, allowing customers to integrate functions over time within their organizations and with their trading partners.

In recognition of the growing importance of the internet and internet related technologies in the electronic commerce industry, all QRS products incorporate internet protocol (IP) to facilitate efficient and cost effective electronic commerce with all trading partners, regardless of size.

QRS CATALOG SERVICES. QRS KEYSTONE is the retail industry's largest U.P.C. database. As of December 31, 1998, it contained over 67 million U.P.C. entries and supported a vendor customer base of approximately 7,300 companies. QRS KEYSTONE classifies a vendor's merchandise entries by name, merchandise classification, style number and U.P.C., as well as by size, color and other relevant characteristics. The U.P.C. classification system underlies all subsequent transaction processing. When loaded into the database, the data is screened for accuracy and completeness by the Company's software and is further reviewed by a Company customer support representative. Vendor information is protected and is available only to trading partners approved by the vendor.

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

There are four methods to access the UPC database: QRS KEYSTONE Genesis, the original mainframe interface that was developed in 1988; QRS KEYSTONE for Windows, developed in 1996, which provides additional ordering information through the enhancement of extended data elements as well as providing new filtering techniques; QRS KEYSTONE REALTIME, which is a proprietary computer-to-computer communication interface system providing retailers with a method of data retrieval from QRS KEYSTONE via their own host; and QRS KEYSTONE WEB, developed in the fourth quarter of 1997, which is a web-based interface for vendors and retailers.

QRS NETWORK SERVICES. QRS Network Services consists of QRS CONCOURSE and QRS ALLIANCE. QRS CONCOURSE is a portfolio of services offering one of the industry's most secure, reliable and cost effective connectivity packages. It is designed to remove from customers the distracting demands of providing wide area network connectivity, allowing customers to focus on their core competencies.

QRS ALLIANCE is a family of electronic commerce enablement tools offering a complete spectrum of solutions for trading partners of all sizes. QRS ALLIANCE provides services that allow retailers to achieve 100% electronic commerce with their trading partners. Products such as QRS QUICKSTEP, an easy-to-use, Windows-based client facilitate quick implementation of smaller partners. QRS PASSKEY enables major vendors to achieve 100% electronic commerce with their independent retail trading partners, while allowing independent retailers to electronically access information and purchase product from their vendors. QRS EC SERVICE BUREAU is a comprehensive electronic commerce and EDI enablement service that saves vendors from investing in systems and in-house expertise.

Within QRS Network Services, QRS INTERNET SERVICES enables organizations to benefit from a connected world with Internet access, content hosting, web security, web development and Internet security services.

QRS INVENTORY MANAGEMENT SERVICES (IMS). QRS IMS is an integrated network-centric suite of inventory management applications that includes QRS CATALYST (sales analysis), QRS MARINER (replenishment), and QRS HORIZON (a forecasting tool). Based on individual manufacturer and retailer needs, QRS IMS is intended to increase both retailers' and manufacturers' sales by having the right merchandise at the right place at the right time.

QRS CATALYST provides tools for the retailer and vendor to enhance inventory management. With QRS CATALYST, both retailers and their vendors can view sales in an easy-to-use Windows environment. The information is available by product, size, color and specific store location. This service provides immediate information on which products are best sellers and which are slow movers.

QRS MARINER is a superior offering compared to competitor products in the market because it permits replenishment models to be run daily, by U.P.C. and by store location. This provides optimum merchandise management at the SKU level on a daily basis. Most in-house and third-party applications are run monthly or bi-monthly and require large capital and operating cost investments. Because all components of QRS MARINER are network-centric, the Company believes that capital and operating costs for both the retailer and the manufacturer will be reduced.

QRS HORIZON enables both retailers and their vendors to forecast sales for up to 53 weeks using seasonal and promotional variables. QRS HORIZON supports a variety of statistical methods, allowing users to facilitate informed buying and production decisions.

QRS LOGISTICS MANAGEMENT SERVICES (LMS). QRS LMS has approximately 150 enabled customers and is a market leader in providing logistical information and communication services. QRS LMS enables shippers to tender and track motor freight shipments to carriers via QRS CONCOURSE and provides delivery performance reporting. QRS LMS allows the capture, transmission, storage and management of shipment information. This provides customers with electronic access to real-time information and allows both retailers and manufacturers to conduct electronic commerce for tendering, freight invoicing and other functions, track the current status of intransit shipments and notify affected parties of impending service failures.

The proactive notification of potential service failures and easy access to accurate, timely information helps eliminate the uncertainty surrounding individual orders or shipments. This generally leads to a reduction in costs and order-fulfillment cycles as distribution channels become more efficient.

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

MARKETING, SALES AND CUSTOMER SUPPORT

The Company's marketing strategy is to provide a comprehensive inter-enterprise solution for retail demand chain management. The Company's marketing activities include participation in industry conventions, trade shows and user groups. The Company's sales and marketing personnel include numerous individuals with prior retail, replenishment, transportation and EDI experience.

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

In addition to its own sales force, the Company also benefits from the marketing efforts of International Business Machines Corporation ("IBM"). IBM, in coordination with the Company, actively promotes the use of its network services in the retail industry. The Company cooperates with IBM marketing teams to generate leads and qualify prospects. IBM field sales personnel currently are compensated for generating EDI revenue for IBM through customer use of QRS services. On December 8, 1998, AT&T and IBM announced a definitive agreement pursuant to which AT&T agreed to purchase IBM's Global Network and corporate networking business. It is the Company's understanding that its network services agreement will not be transferred to AT&T pursuant to this transaction. See "IBM Relationship."

RETAILER AND VENDOR CUSTOMERS

The Company markets its services to retailers and vendors, primarily in the United States and Canada. As of December 31, 1998, the Company's Catalog and Network Services were being utilized by 240 retailers, representing many segments of the retail industry, with an emphasis in apparel and department store retailers. The Company's customers also included 7,329 general merchandise vendors, selling a variety of goods ranging from apparel and shoes to cosmetics to electronics and automotive goods.

The Company's customer base of retailers, vendors and shippers increased 25% from approximately 6,180 customers at December 31, 1997 to approximately 7,719 customers at December 31, 1998. Its QRS KEYSTONE customer base increased by 17% from approximately 1,800 at December 31, 1997 to approximately 2,100 at December 31, 1998. The number of U.P.C.s active in QRS KEYSTONE grew 18% from 57 million at December 31, 1997 to 67 million at December 31, 1998. At December 31, 1998, 124 retailers used QRS KEYSTONE, including 21 who required their vendors to use QRS KEYSTONE.

The Company provides services and generates revenues by enabling certain hub customers and their trading partners to conduct business over the Company's network. Due to the large number of trading partners that transact business with each other, including one or more hub customers, the difficulty of allocating trading partner network services to individual hub customers, and the differences in the manner in which hub customers and trading partners allocate the cost of network services among each other, the Company cannot precisely attribute revenues to particular trading relationships. While the Company continues to refine its estimation techniques, the Company believes that no individual customer or hub customer trading partnership exceeded 10% of total revenues for any of the three years in the period ended December 31, 1998.

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

IBM RELATIONSHIP

The Company does not operate its own Value-Added Network and has formed a strategic alliance with IBM to outsource the Company's network operation requirements. IBM charges the Company for the network services used by the Company's customers. These charges are subject to specified volume discounts and allowance.

The Company entered into an agreement with IBM for the purchase of $250 million of network services over a three-year period commencing January 1, 1998. The agreement includes specified annual minimum purchases and a graduated adjustment charge if total purchases fall below the total minimum amount. The Company met the minimum purchases in 1998 and based on historical and projected usage, believes that the purchase requirements during the remaining two-year period will be met.

On December 8, 1998, AT&T and IBM announced a definitive agreement pursuant to which AT&T agreed to purchase IBM's Global Network and corporate networking business. This announcement reflected IBM's intent to exit the telecommunications infrastructure side of its network business while focusing on its e-business related services. The services purchased from IBM under its agreement include both network connectivity and e-business related value added services. Upon close of the AT&T acquisition, it is anticipated that the Company will continue to acquire its network service requirements from IBM with the delivery of a portion of these services to be undertaken by AT&T.

Additionally, the Company and IBM signed a Retail Industry Marketing agreement under which the Company provides to IBM certain professional services related to the retail industry. The Company recognized revenues of $1,000,000 in the fourth quarter of 1997 and $1,000,000 during the year ended December 31, 1998 as a result of this agreement.

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

In 1998, 1997 and 1996, the Company expensed $4,309,000, $4,365,000 and
$3,127,000, respectively, of product development costs and capitalized $2,555,000, $1,274,000 and $245,000, respectively, related to the development and enhancement of the QRS KEYSTONE catalog interface, an Internet-based EDI product (QRS QUICKSTEP), QRS IMS, and new technology and architecture research. In order to compete actively in the market of EDI applications, the Company plans to continue to invest in the development of new and existing software products and technology. Capitalized software development costs are amortized over three years. The Company's product development effort consists of in-house development of software applications and integration of third-party software tools to provide service offerings and contracted software development.

PROPRIETARY RIGHTS

The Company regards certain features of its software and documentation as proprietary information and relies on a combination of contract, copyright, trademark and trade secret laws and other measures for its protection. Although data provided to QRS by its vendor customers is not proprietary to the Company, the Company seeks to protect its U.P.C. catalog applications through copyright laws. The Company has no patents, and existing copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the electronic commerce industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, product enhancements and the timeliness and quality of support services.

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

In May 1995, Uniquest ceased operations and made an assignment of assets for the benefit of its creditors. In connection with the cessation of Uniquest's operations, the Company's sublease with Uniquest was terminated. The Company received a payment of $923,000 and wrote off the balance of a note for delinquent rent and data cost sharing amounts of approximately $1,158,000 against the sublease loss reserves. The Company filed a claim with the Creditors' Committee for unsecured amounts owed by Uniquest totaling approximately $740,000. During 1995 the Company recorded $164,000 as sublease income and $77,000 as data center cost reimbursements from Uniquest as reductions of occupancy expense and data center cost of sales, respectively. There were no sublease income or data center cost reimbursements recorded in 1996 and 1997.

During the quarter ended March 31, 1998, outstanding matters with regard to the Uniquest bankruptcy were substantially resolved; accordingly, the Company recognized a gain on sale of software and services business of $1,494,000 less applicable income taxes of $598,000 for these discontinued operations. The remaining sublease loss reserve of $480,000 at March 31, 1998, representing the provisions established for nonpayment by Uniquest of future sublease obligations was reclassified to deferred rent and other and will be amortized over the remaining lease term through June 30, 2010.

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

IBM has, under certain license and maintenance agreements with the Company, the right to market the Company's catalog applications in competition with the Company, in return for prescribed royalty and maintenance payments. IBM has informed the Company that various types of information regarding such matters as IBM's current activities, intentions, plans and projections with respect to its business are confidential to IBM and, accordingly, will not be disclosed. Although the Company does not believe that IBM has any current intention to enter the Company's market, there can be no assurance that IBM will not exercise its license rights and become a competitor, and the Company's inability to obtain information may limit the Company's ability to provide for any such contingency. If IBM were to become a competitor, the Company's business and results of operations could be materially adversely affected. On December 8, 1998, AT&T and IBM announced a definitive agreement pursuant to which AT&T agreed to purchase IBM's Global Network and corporate networking business. The Company does not have any insight into the intentions of AT&T to enter the Company's market. See "Dependence on IBM."

DEPENDENCE ON KEY CUSTOMERS. While none of the Company's customers accounted for more than 10% of total revenues for any of the three years in the period ended December 31, 1998, the Company's customers include several key hubs who represent a significant amount of the Company's business. The Company provides services and generates revenues by enabling certain hub customers and their trading partners to conduct business over the Company's network. While the estimated revenues attributable to each hub customer and revenues from its trading partners related only to that hub customer do not exceed 10%, the estimated revenues attributable to all of the billings of a certain hub customer and 100 percent of its trading partners may exceed 10%.

Because of the large number of trading partners that transact business with each other, the difficulty of allocating trading partner network services to any particular hub customer, and differences in the manner in which hub customers and trading partners allocate the cost of network services among each other, the Company cannot precisely attribute revenues to particular hub customer programs.

In addition, one or more of the Company's retail customers could elect either to develop their own catalog and EDI services or to transfer all or a significant portion of their trading activities to a competitor. Any such transfer could result in many of that retailer's vendor partners electing not to maintain their U.P.C. catalog information with the Company. Any transfer that results in a loss or significant reduction in the Company's catalog and network services business could have a material adverse effect on the Company's business and results of operations. See "Business - Retailer and Vendor Customers" and Note 8 of the Notes to the Financial Statements.

DEPENDENCE ON IBM. Since 1988, the Company has used the IBM Value-Added Network ("VAN") to provide customers with certain electronic commerce services, including EDI and connectivity. Currently, IBM solely controls the maintenance and operation of the VAN. Upon close of the AT&T acquisition of IBM's Global Network, it is anticipated that the Company will continue to acquire its network service requirements from IBM with the delivery of a portion of these services to be undertaken by AT&T. The Company depends on the IBM VAN for a substantial part of its revenues and such dependence is expected to continue for the foreseeable future. Since the Company has no right to control the maintenance and operation of the VAN, decision with respect to such matters may have a material impact on the Company's business and results of operations. In addition, disruption or unavailability of the IBM VAN could have a material adverse effect on the Company's business and results of operations.

IBM currently charges the Company for the network services used by its customers. These charges are subject to specified volume discounts and allowances. In the event that IBM and AT&T decide to increase the prices that it charges the Company or reduces the amount of discounts or allowances, there can be no assurance that the Company will be able to pass along these changes to its customers. If it cannot do so, the Company's business and results of operations could be materially adversely affected. The Company has an agreement with IBM for the purchase of $250 million of network services over a three-year period beginning January 1, 1998. The agreement includes specified annual minimum purchases and a graduated adjustment charge if total purchases fall below the minimum amount. The Company met the minimum purchases in 1998 and based on historical and projected usage, believes that the purchase requirements during the remaining two-year period will be met. Additionally, the Company and IBM signed a Retail Industry Marketing agreement under which the Company provides to IBM certain professional services related to the retail industry. The Company recognized revenues of $1,000,000 in the fourth quarter of 1997 and $1,000,000 during the year ended December 31, 1998 as a result of this agreement. On December 8, 1998, AT&T and IBM announced a definitive agreement pursuant to which AT&T agreed to purchase IBM's Global Network and corporate networking business. It is the Company's understanding that the network services agreement will not be transferred to AT&T pursuant to this transaction.

While the Company believes that it is the only remarketer of IBM network services to the retail industry, the Company does not have an exclusive arrangement with IBM. If IBM and AT&T marketed their network services directly to the Company's customers or permitted a competitor of QRS to use and remarket these services to the retail industry, the Company's business and results of operations could be materially adversely affected. IBM and AT&T are free to compete against the Company, and there can be no assurance that IBM and AT&T will not choose to compete with the Company in the future.

IBM provides the Company's customers certain EDI implementation and support services. If IBM and AT&T were unable or unwilling to provide these services, the Company would either have to provide these services directly or arrange for a third party to provide such services. There can be no assurance that the Company would be able to do so on a timely basis, if at all, or that the costs of any such arrangements would not materially adversely affect the Company's business and results of operations. See "Business - Value-Added Network Services."

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

DEPENDENCE ON DATA CENTER. QRS Catalog Services runs on a computer system contained in the Company's data center facility in Richmond, California. The data center is located in a single facility and the Company has no present intention of establishing an additional data center in a separate location. The Company utilizes fault- tolerant IBM mainframe computer equipment. The Company has arranged for use of off-site computer facilities, if necessary, and has taken other precautions to protect itself and its customers from events that could interrupt delivery of the Company's services. These precautions include off-site storage of back-up data, fire protection and physical security systems and an early warning detection and Halon fire extinguishing system. Notwithstanding these precautions, there can be no assurance that a fire, earthquake or other natural disaster affecting the data center would not disable the Company's computer system. The Company's data center connects to the IBM San Francisco hub. In the event that service through this location is interrupted, the Company has back-up access through the IBM Seattle hub. Any significant damage to the Company's data center or disruption of its connectivity to the IBM network could have a material adverse effect on the Company's business and results of operations. See "Business - Data Center."

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

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY. The Company relies on a combination of copyright, trade secret and trademark laws and nondisclosure agreements to protect its proprietary rights. Existing copyright laws afford only limited protection. While the Company uses both internal proprietary and IBM network security measures, it may be possible for unauthorized third parties to copy the Company's products and services or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products and services is difficult. Further, the laws of certain countries in which the Company's products or services may be distributed may not protect the Company's products or services and intellectual rights to the same extent as the laws of the United States. If unauthorized third parties copy or reverse engineer or otherwise obtain and use information the Company regards as proprietary, the Company's business and results of operations could be materially adversely affected.

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

ITEM 2.  FACILITIES

The Company leases approximately 86,000 square feet of office space in Richmond, California for its corporate headquarters and has contracted to lease an additional 48,000 square feet starting in early 2000. A lease for 63,000 square feet expires on June 30, 2010. A future lease starting in early 2000 for 48,000 square feet expires on June 30, 2010. An existing lease for 23,000 square feet expires when the previous lease commences, or on June 30, 2000 and includes two 5-year extension periods through June 30, 2010. Management believes that the Company's current and future facilities and extension agreements are adequate for its level of business and growth requirements.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock has been traded in the over-the-counter market on the Nasdaq National Market under the symbol QRSI since the Company's initial public offering in August 1993. According to records of the Company's transfer agent, the Company had approximately 101 stockholders of record as of February 8, 1999. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial holders of the Common Stock. The following table sets forth the low and high sales prices of the Company's Common Stock for the two-year period ended December 31, 1998:

Period Ended                                                      Low                   High
------------------------------------------------------    --------------------   ------------------
Quarters ended December 31, 1997:
   First Quarter                                                      $26.38               $35.25
   Second Quarter                                                      23.88                39.06
   Third Quarter                                                       31.00                39.50
   Fourth Quarter                                                      31.75                38.31
Quarters ended December 31, 1998:
   First Quarter                                                       33.25                53.50
   Second Quarter                                                      29.31                51.75
   Third Quarter                                                       27.00                37.69
   Fourth Quarter                                                      21.38                48.00


DIVIDEND POLICY

The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has paid no cash dividends on its Common Stock and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                               Years Ended December 31,
                                                                        (In thousands, except per share data)
                                             -----------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                    1998 (1)          1997         1996             1995 (1)        1994
                                             -------------    -----------    -----------    -------------    -------------
Revenues                                         $91,926        $71,632        $56,746          $42,134          $31,382
Operating earnings                                16,116         12,639          9,442            2,479            5,311
Earnings from continuing
operations before income taxes                    18,267         14,625         11,019            3,961            5,980
Income tax expense (benefit)                       7,113          5,850          4,408            1,574           (7,985)
Discontinued operations:
  Gain from sale of software and
  services business (2)                              896              -              -                -                -
                                             -------------    -----------    -----------    -------------    -------------
Net earnings                                     $12,050         $8,775         $6,611           $2,387          $13,965
                                             -------------    -----------    -----------    -------------    -------------
                                             -------------    -----------    -----------    -------------    -------------

Basic earnings per share:
       Continuing  operations                      $1.31          $1.04          $0.79            $0.29            $1.74
       Discontinued operations                      0.10              -              -                -                -
                                             -------------    -----------    -----------    -------------    -------------
       Net earnings per share                      $1.41          $1.04          $0.79            $0.29            $1.74
                                             -------------    -----------    -----------    -------------    -------------
                                             -------------    -----------    -----------    -------------    -------------

Diluted earnings per share:
       Continuing  operations                      $1.26          $1.01          $0.77            $0.28            $1.67
       Discontinued operations                      0.10              -              -                -                -
                                             -------------    -----------    -----------    -------------    -------------
       Net earnings per share                      $1.36          $1.01          $0.77            $0.28            $1.67
                                             -------------    -----------    -----------    -------------    -------------
                                             -------------    -----------    -----------    -------------    -------------



(1) 1998 and 1995 results include write-off of purchased in-process research and development of $967,000 and $4,318,000, respectively.

(2) See Note 6 to Consolidated Financial Statements.


                                                                            December 31,
                                                                           (in thousands)
                                      ---------------------------------------------------------------------------------
BALANCE SHEET DATA                         1998              1997             1996              1995           1994
                                      --------------    -------------    -------------    --------------  -------------
Working capital                            $50,909          $42,544          $29,416           $30,248        $23,024
Total assets                                83,005           64,002           55,946            46,592         39,910
Stockholders' equity                        67,954           54,729           43,570            35,430         31,427


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

GENERAL

The Company's products and services are organized and managed as a single product family, which includes Catalog Services, Network Services, Inventory Management Services (IMS), Logistics Management Services (LMS), and Professional Services. The Company derives revenues from five principal and related sources: the transmission of standard business documents over a network, monthly charges for accessing Catalog Services, IMS-related fees based on negotiated monthly service charges, LMS fees, and consulting fees. Network Services pricing is based primarily on the volume of characters, the type of network access utilized, and incorporates discounts based on volume.

DELAWARE REINCORPORATION

On October 21, 1997, the Company reincorporated in Delaware (the
"Reincorporation") through the merger (the "Merger") of QuickResponse Services, Inc., a California corporation ("QRS-California"), with and into the Company. As a result of the Merger, the outstanding shares of QRS-California were automatically converted into shares of the Company.

SUBSIDIARIES

In the fourth quarter of 1997, QRS created a wholly owned Canadian sales subsidiary, QRS Canada, Inc. and during the third quarter of 1998, the Company created a wholly owned United States subsidiary, QRS Sales and Services Corporation.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in the Company's statements of operations:

                                                            Years Ended December 31,
                                         -------------------------------------------------------------------------
                                                 1998                      1997                      1996
                                         ---------------------     ---------------------    ----------------------
Revenues                                                 100%                      100%                      100%
Cost of sales                                             56                        56                        60
                                         ---------------------     ---------------------    ----------------------

Gross profit                                              44                        44                        40
Operating expenses:
     Sales and marketing                                  13                        13                        11
     Product development                                   5                         6                         6
     General and administrative                            8                         7                         7
     In-process technology expense
         related to acquisitions                           1                         -                         -
                                         ---------------------     ---------------------    ----------------------
Total operating expenses                                  27                        26                        24
                                         ---------------------     ---------------------    ----------------------
Operating earnings                                        17                        18                        16
Interest income                                            2                         2                         3
                                         ---------------------     ---------------------    ----------------------

Earnings before income taxes and
  extraordinary item                                      19%                       20%                       19%
                                         ---------------------     ---------------------    ----------------------
                                         ---------------------     ---------------------    ----------------------

REVENUES

Revenues increased from $56.7 million in 1996 to $71.6 million in 1997 and to $91.9 million in 1998, representing increases of 26% from 1996 to 1997 and 28% from 1997 to 1998. These increases were primarily attributable to an overall increase in customer base, higher usage of Network and Catalog Services, pricing adjustments and expanded product offerings. The number of retailers and vendors, including carriers, increased from 5,178 at December 31, 1996 to 6,180 at December 31, 1997 and to 7,719 at December 31, 1998. The number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. Customers increased the number, type and size of transactions transmitted over the network, as well as the utilization of Catalog Services. The Company expanded its product offerings in the Network Services, IMS and Professional Services product family.

COST OF SALES

Cost of sales consists primarily of the cost of purchasing network services, the cost of the Company's data centers and technical customer support services. Cost of sales increased from $33.8 million in 1996 to $40.5 million in 1997 and to $51.1 million in 1998. These increases were principally due to increases in purchased network services reflecting growth in network services purchased under a long-term contract, discounted based upon a multi-year volume commitment, pricing adjustments and an expanded customer support group reflecting growth in customers and products. Cost of sales as a percentage of revenues decreased from 60% in 1996 to 56% in 1997 primarily due to increases in higher margin revenue from Catalog Services, increased operating efficiencies in data center operations, and higher discounts on purchased network services. These margin benefits were partially offset by increased sales of certain lower margin network services and volume discounts earned by larger customers. Cost of sales as a percent of revenues was 56% in 1998 which reflects a yield improvement at certain non-hub customers, offset by short-term cost increases from recent service bureau acquisitions.

SALES AND MARKETING EXPENSES

Sales and marketing expenses consist primarily of personnel and related costs in the Company's sales and marketing organizations as well as the costs of various marketing programs. Sales and marketing expenses increased from $6.5 million in 1996 to $9.0 million in 1997 and to $12.1 million in 1998, reflecting the general increase in the number of customers and the size of the Company's operations. Sales and marketing expenses represented 11% of revenues in 1996 and 13% in each of 1997 and 1998. The increase as a percentage of revenues was due to the Company's expansion of its retailer and vendor-specific coverage and growth in its program sales and enablement organization, the group responsible for rapidly enabling trading partners for key hub customers.

PRODUCT DEVELOPMENT EXPENSES

Product development expenses consist primarily of personnel and equipment costs related to research, development and implementation of new services and enhancement of existing services. Product development expenses increased from $3.1 million in 1996 to $4.4 million in 1997 and decreased slightly to $4.3 million in 1998, and represented 6% of revenues in each of 1996 and 1997 and 5% of revenues in 1998. In 1996, 1997 and 1998, the Company capitalized $245,000, $1,274,000 and $2,555,000 of product development costs, respectively. The increase in capitalized product development costs from 1996 to 1997 and to 1998 is due to increased product development on products which had reached technological feasibility.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel and related costs of the Company's finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses increased from $3.9 million in 1996 to $5.1 million in 1997 and to $7.3 million in 1998 and represented 7% of revenues in each of 1996 and 1997 and 8% in 1998. The increase from 1996 to 1997 and to 1998 was primarily due to increased headcount to support a larger organization and investments in infrastructure.

ACQUISITIONS

In October 1995, the Company acquired certain assets and liabilities of ShipNet Systems, Inc. ("ShipNet"), a provider of transportation logistics services. The total acquisition cost was $4.9 million, including $200,000 paid in cash, assumption of certain liabilities of $3.3 million; shutdown, relocation and severance expenses of $1.1 million associated with integrating ShipNet's operations; and $300,000 in transaction costs related to the acquisition.

The acquisition was accounted for as a purchase transaction. In connection with the acquisition and in conjunction with the Company's capitalized software policies, $4.3 million of the purchase price was allocated to in-process research and development and, as technological feasibility had not been established and no alternative future uses existed at the acquisition date, charged to expense. The Company allocated $584,000 of the purchase price to current assets and property and equipment. The Company spent approximately $600,000 and $330,000 in 1996 and 1997, respectively, in order to complete the development of the acquired in-process products.

During the third quarter of 1998, the Company acquired the assets of Custom Information Systems Corporation and the outstanding common shares of Mueller Associates, Inc., dba the EDI Connection, both service bureaus. The total acquisition cost was $4.2 million, comprised of $3.0 million paid in cash; 35,000 shares of Common Stock valued at $802,000 issued from the Company's treasury stock account; liabilities assumed of $194,000 and $206,000 in transaction costs related to the acquisitions. The acquisitions were accounted for as purchase transactions.

In connection with the acquisitions and in conjunction with the Company's capitalized software policies, $967,000, representing approximately 23% of the purchase price of $4.2 million, was allocated to in-process research and development. As technological feasibility had not been established and no alternative future uses existed at the acquisition dates, this in-process research and development was charged to expense. The five acquired projects under development increase automation and reduce manual processes, replace third-party software, and/or migrate existing products to a single platform. The estimated costs to complete these projects are approximately $600,000 and these projects will be completed by the end of 1999. The acquired companies had expended approximately $200,000 on these projects prior to acquisition. The values for the technology under development were estimated through the income approach by discounting to present value cash flows to be derived from the future products. The revenue and expense projections were based on historical trends and future expectations for both the Company and the acquired companies. The Company did not anticipate any operating expense reductions as a result of synergy. A discount rate was developed by computing the weighted average cost of capital of established companies similar in operations and then increased to reflect the additional risk for technology under development since these products have not reached technological feasibility.

The Company allocated $3.2 million of the purchase price to current assets, property and equipment and intangible assets. The amounts allocated to current assets and property and equipment were based on the fair market value of the related assets and the amounts allocated to intangible assets were determined on the basis of the appraised value of the related intangible assets.

The Company expects no further disbursements related to the acquisition transactions.

The appraisal techniques used in the Company's acquisitions included certain assumptions, including, the extent, character and utility, the income generating or cost-savings attributes, the nature and timing of the functional or economic obsolescence and the relative risk and uncertainty associated with an investment in intangible assets.

INTEREST INCOME

Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income increased from $1.6 million in 1996 to $2.0 million in 1997 and to $2.2 million in 1998. The increase in 1998 is primarily due to higher balances in the Company's cash, cash equivalents and investment securities accounts.

INCOME TAX EXPENSE

The Company's income tax expense was $4.4 million, $5.9 million and $7.1 million for fiscal years 1996, 1997 and 1998, respectively. The Company's effective income tax rate was 40% in each of 1996 and 1997 and 39% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased from $42.5 million at December 31, 1997 to $50.1 million at December 31, 1998. Cash, cash equivalents and short-term marketable securities available-for-sale increased from $33.8 million at December 31, 1997 to $43.6 million at December 31, 1998. At December 31, 1997 and 1998, $1 million and $1.5 million, respectively, of marketable securities available-for-sale were classified as non-current assets and, therefore, were not included in working capital. Total assets increased from $64.0 million at December 31, 1997 to $83.0 million at December 31, 1998, while total liabilities increased from $9.3 million at December 31, 1997 to $15.1 million at December 31, 1998.

During 1995, the Company acquired certain assets of ShipNet for $4.9 million including the assumption of certain liabilities, relocation, personnel and transaction costs. The Company disbursed approximately $2.3 million, $1.2 million and $1.2 million of such funds in 1995, 1996 and 1997, respectively. In addition, the Company acquired the assets of Custom Information Systems Corporation and the outstanding common shares of Mueller Associates, Inc., dba The EDI Connection, during the third quarter of 1998. The total acquisition cost was $4.2 million, comprised of $3.0 million paid in cash; 35,000 of common shares valued at $802,000 issued from the treasury stock account; liabilities assumed of $194,000 and $206,000 in transaction costs related to the acquisitions.

Management believes that the cash, cash equivalents and marketable securities available-for-sale at December 31, 1998 and cash anticipated to be generated from future operations will be sufficient for the Company to meet its working capital needs and capital expenditures through 1999. However, the Company may choose to raise additional cash through the sale of equity or debt prior to such time. The Company has no plans to pay dividends with respect to Common Stock in the foreseeable future.

YEAR 2000 COMPLIANCE

INTRODUCTION - The Year 2000 issue involves computer programs and embedded microprocessors in computer systems and other equipment that utilize two digits rather than four to define the applicable year. These systems may be programmed to assume that all two digit dates are preceded by "19," causing "00" to be interpreted as 1900 rather than 2000. This could result in the possible failure of those programs and devices to properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize date sensitive information could generate erroneous data or a system failure. The following discussion regarding Year 2000 matters constitutes a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

The Company has conducted an evaluation of the actions necessary to confirm that its business critical computer and other systems will be able to function without disruption with respect to the application of dating systems in the Year 2000. This evaluation was conducted with the assistance of consulting services. The completed deliverable from that review is a detailed Year 2000 readiness plan.

The Company's plan objective is to achieve an uninterrupted transition into the Year 2000. The scope of the Year 2000 plan includes: (1) information technology ("IT") such as software and hardware, (2) non-IT systems or embedded technology such as micro-controllers contained in various safety systems, facilities and utilities, and (3) readiness of key third parties, including suppliers and customers. The Company's remedial actions are scheduled for completion during the third quarter of 1999. However, there can be no assurance that the remedial actions being implemented by the Company will be completed by the time necessary to avoid Year 2000 compliance problems.

INFORMATION TECHNOLOGY SYSTEMS - Based on this evaluation, the Company is upgrading, replacing, and testing many of its IT systems to achieve Year 2000 readiness. Because the Company was founded 11 years ago, the Company believes that its mainframe systems are largely Year 2000 capable, and that its PC and midrange based systems will require the majority of attention.

NON INFORMATION TECHNOLOGY SYSTEMS - The Company believes that its non-information technology Year 2000 exposure is relatively low, since the Company's product delivery is primarily executed through very modern computer equipment and related technology that does not have dated, embedded chip deployment.

PRODUCT AND SERVICE OFFERINGS - The Company has completed a Year 2000 assessment of its currently offered products and services. Based on this assessment, the Company believes that its currently offered products and EC services are Year 2000 ready, or will be ready by the third quarter of 1999 through new product releases or modifications to internal systems. The Company believes that a small percentage of its customers who receive product support from the Company are operating product versions that may not be Year 2000 ready or products or product versions that the Company has replaced or intends to replace with comparable Year 2000 ready products. The Company believes that the majority of these customers are migrating and will continue to migrate to Year 2000 ready versions and products through new releases, which the Company is strongly encouraging. The Company does not believe that customers who license or migrate to Year 2000 ready versions of its products, or customers who purchase the Company's EC services, will experience any Year 2000 failures caused by such products or services. However, there can be no assurance caused that the Company's expectations and beliefs as to these matters will prove to be accurate. Moreover, the Company's products employ, and the provision of its services requires the use of, systems comprised of third-party hardware and software, some of which may not be Year 2000 ready.

THIRD PARTY READINESS - The Company has a process in place to assess the Year 2000 readiness of its business critical vendors and customers, and is working with these vendors and customers on Year 2000 readiness issues. There can be no assurances that the systems of other parties upon which the company relies will be made Year 2000 ready on a timely basis. The Company utilizes third party vendor equipment, telecommunications products and software products. Disruptions with respect to computer systems of vendors or customers, whose systems are outside the control of the Company, could impair the ability of the Company to provide services to its customers, and could have a material adverse effect upon the Company's financial condition and results of operations, or require the Company to incur unanticipated expenses to remedy any problems. See "Risk Factors Dependence on Data Center."

COSTS - The Company expended approximately $425,000 in 1998 on activities to prepare for Year 2000 readiness. Approximately $155,000 was for assessments and customer notification, and $270,000 was for testing and product and infrastructure modifications. The Company currently estimates that it will cost an additional $1,200,000, budgeted primarily under its Information Technology division, prior to January 1, 2000, to modify its in-house information systems, other systems and internally developed software products affected by the Year 2000 issue. The Company estimates that of the remaining costs, twenty-five percent (25%) will be for assessment and customer notification, and seventy-five percent (75%) will be for testing and modifications. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations and existing cash balances and are being expensed as incurred.

ADDITIONAL RISKS - Additional aspects of the Year 2000 issue may pose risks to be considered in evaluating the future growth of the Company. Some commentators predict that normal purchasing patterns and trends in the industry may be affected by customers replacing or upgrading applications or systems to address the Year 2000 issue. The Company has not experienced any discernable trend indicating a recent or impending material reduction in demand for the Company's products and services. Furthermore, some commentators have also predicted that a significant amount of litigation may arise out of Year 2000 readiness issues. While the Company has not been subject to any Year 2000 claims or lawsuits to date, there can be not assurance that customers or former customers will not bring claims or lawsuits against the Company seeking compensation for losses associated with Year 2000 related failures. A material adverse outcome in a Year 2000 claim or lawsuit could have a material adverse effect on the Company's business, financial condition and results of operations.

CONTINGENCY PLANING - Contingency plans are under development to address those business critical systems that may not be Year 2000 ready, in the event the Company is unable to complete its remedial actions in the planned time frame.

The Company believes that the most reasonably likely worst case scenario is that a small number of vendors and/or customers will have lingering Year 2000 compliance problems, resulting in additional support for these customers, and the substitution of a higher number of software vendors than currently anticipated. As a part of the assessment process, the Company will develop contingency plans for those business critical vendors or large customers who are either unable or unwilling to develop remedial plans to become Year 2000 ready. The Company expects that these plans will involve the acceleration of its Year 2000 readiness activity and the application of additional resources. It is expected that these contingency plans will be in place by the third quarter of 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's exposure to market risk associated with changes in interest rates relates primarily to the Company's investment portfolio of marketable securities. The Company does not use derivative financial instruments in its investment portfolio. The stated objectives of the Company's investment guidelines are to preserve principal, meet liquidity needs and deliver maximum yield subject to the previous conditions. The guidelines limit maturity, limit concentration, and limit eligible investments to high credit quality US issuers, such as the US Treasuries and agencies of the US Government, and highly rated banks and corporations. The Company's marketable securities profile includes only those securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents principal amounts and related weighted average interest rates due by date of maturity for the Company's marketable securities. The Company's guidelines do not permit investments with maturities in excess of 24 months. At December 31, 1998, the weighted average maturity of the marketable securities portfolio was less than 187 days.


                                                        MATURITY
                                        -----------------------------------                               FAIR VALUE AT
(Amounts in thousands)                        1999                2000               TOTAL                DECEMBER 31, 1998
                                             ------              ------             -------             --------------------

Corporate Bonds                                $6,931                                 $6,931                         $6,976
   Average interest rate                        5.47%                                  5.47%
US Government Agencies                                             $1,500             $1,500                          1,518
   Average interest rate                                            5.57%              5.37%
                                        ---------------     ---------------    ---------------      -------------------------
Total Investment Portfolio                     $6,931              $1,500             $8,431                         $8,494
                                        ---------------     ---------------    ---------------      -------------------------
                                                                                                    -------------------------
   Average interest rate                        5.47%               5.57%              5.36%
                                        ---------------     ---------------    ---------------
                                        ---------------     ---------------    ---------------

FOREIGN CURRENCY RISK

The Company has no significant investments outside the US and does not have material foreign currency risk.

ITEM 8.   FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                  PAGE
                      Independent Auditors' Report                                  25

                      Consolidated Balance Sheets                                   26

                      Consolidated Statements of Earnings
                        and Comprehensive Earnings                                  27

                      Consolidated Statements of Stockholders' Equity               28

                      Consolidated Statements of Cash Flows                         29

                      Notes to Consolidated Financial Statements                   30-40


INDEPENDENT AUDITORS' REPORT






Board of Directors and Stockholders
QRS Corporation:

We have audited the accompanying consolidated balance sheets of QRS Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of earnings and comprehensive earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
San Jose, California
January 28, 1999

                                 QRS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                        1998              1997
                                                                                   --------------    --------------
Current assets:
  Cash and cash equivalents...................................................           $36,642           $16,091
  Marketable securities, available-for-sale...................................             6,976            17,694
  Accounts receivable - net of allowance for doubtful accounts of $1,036 in 1998
    and $873 in 1997..........................................................            19,059            14,567
  Deferred income tax assets..................................................               816               870
  Prepaid expenses and other..................................................             1,179             1,260
                                                                                   --------------    --------------
                               Total current assets.........................              64,672            50,482
                                                                                   --------------    --------------
Property and equipment:
  Furniture and fixtures......................................................             2,476             2,162
  Equipment...................................................................             9,133             7,622
    Leasehold improvements....................................................             2,249             1,800
                                                                                   --------------    --------------
                                                                                          13,858            11,584
  Less accumulated depreciation...............................................             5,708             4,062
                                                                                   --------------    --------------
    Total property and equipment..............................................             8,150             7,522
                                                                                   --------------    --------------
Marketable securities, available-for-sale                                                  1,518             1,000
Deferred income tax assets                                                                 1,578             2,576
Capitalized product development costs - net of accumulated amortization
 of $3,482 in 1998 and $2,818  in 1997                                                     4,136             2,245
Intangible assets - net of accumulated amortization of $225 in 1998                        2,805                 -
Other assets                                                                                 146               177
                                                                                   --------------    --------------
Total assets                                                                             $83,005           $64,002
                                                                                   --------------    --------------
                                                                                   --------------    --------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................................            $7,914             $ 3,733
  Accrued incentive.........................................................              1,710                 588
  Income taxes payable......................................................              1,823                 906
  Accrued vacation..........................................................                818                 564
  Other accrued liabilities.................................................              1,498                 653
Current portion of sublease loss reserves...................................                                  1,494
                                                                                  --------------     --------------
                     Total current liabilities..............................             13,763               7,938
 Deferred rent and other....................................................              1,288               1,335
                                                                                  --------------     --------------
                         Total liabilities..................................             15,051               9,273
                                                                                  --------------     --------------
Commitments and contingencies (Note 7)......................................                -                   -
Stockholders' equity:
  Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued
   and outstanding..........................................................                -                   -
  Common stock - $0.001 par value;  20,000,000 shares authorized;
   8,587,241 shares outstanding in 1998 and 8,531,366 in 1997...............           66,002                63,864
  Treasury stock at cost (25,550 shares in 1998 and 1,300 shares in 1997)...             (740)                  (35)
  Accumulated other comprehensive earnings (loss) - unrealized gain (loss)
   on investments                                                                          63                    (9)
  Retained earnings (deficit)...............................................            2,629                (9,091)
                                                                                  --------------      -------------

    Total stockholders' equity..............................................           67,954                54,729
                                                                                  --------------      -------------
Total liabilities and stockholders' equity.................................           $83,005               $64,002
                                                                                  --------------      -------------
                                                                                  --------------      -------------




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 QRS CORPORATION
         CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        1998                1997                 1996
                                                                  -----------------   -----------------    -----------------
Revenues................................................                   $91,926             $71,632              $56,746
Cost of sales...........................................                    51,140              40,450               33,802
                                                                  -----------------   -----------------    -----------------
Gross profit............................................                    40,786              31,182               22,944
                                                                  -----------------   -----------------    -----------------
Operating expenses:
Sales and marketing...................................                      12,080               9,041                6,512
Product development...................................                       4,309               4,365                3,127
General and administrative............................                       7,314               5,137                3,863
In-process technology expense related to acquisitions.                         967                   -                    -
                                                                  -----------------   -----------------    -----------------
Total operating expenses...........................                         24,670              18,543               13,502
                                                                  -----------------   -----------------    -----------------
Operating earnings......................................                    16,116              12,639                9,442
Interest income ...........................................                  2,151               1,986                1,577
                                                                  -----------------   -----------------    -----------------
Earnings from continuing operations before income taxes.                    18,267              14,625               11,019
Income tax expense .....................................                     7,113               5,850                4,408
                                                                  -----------------   -----------------    -----------------
Earnings from continuing operations after income taxes..                    11,154               8,775                6,611

  Discontinued operations:

Gain from sale of software and services business........                       896                   -                    -
                                                                  -----------------   -----------------    -----------------
Net earnings............................................                    12,050               8,775                6,611

Other comprehensive earnings (loss):
 Unrealized gain (loss) from marketable securities available-
or-sale................................................                        72                (51)                   42
                                                                  -----------------   -----------------    -----------------
Total comprehensive earnings............................                   $12,122              $8,724               $6,653
                                                                  -----------------   -----------------    -----------------
                                                                  -----------------   -----------------    -----------------
Basic earnings per share:
Continuing operations .....................................                  $1.31               $1.04                $0.79
Discontinued operations....................................                   0.10                   -                    -
                                                                  -----------------   -----------------    -----------------
Net earnings per share.....................................                  $1.41               $1.04                $0.79
                                                                  -----------------   -----------------    -----------------
                                                                  -----------------   -----------------    -----------------
Shares used to compute basic earnings per share ........                     8,541               8,464                8,346
                                                                  -----------------   -----------------    -----------------
                                                                  -----------------   -----------------    -----------------
Diluted earnings per share:
Continuing operations ..................................                     $1.26               $1.01                $0.77
Discontinued operations ................................                      0.10                   -                    -
                                                                  -----------------   -----------------    -----------------
Net earnings per share .................................                     $1.36               $1.01                $0.77
                                                                  -----------------   -----------------    -----------------
Shares used to compute diluted earnings per share ......                     8,858               8,727                8,613
                                                                  -----------------   -----------------    -----------------
                                                                  -----------------   -----------------    -----------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 QRS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)



                                                                             Accumulated
                                                     COMMON STOCK               Other          Retained
                                                                            Comprehensive      Earnings        Stockholders'
                                                 SHARES          Amount    Earnings (Loss)     (Deficit)           Equity
                                            ----------------------------   ---------------     ----------   -----------------
Balance, January 1, 1996....................     8,305,824       $ 59,907                     $ (24,477)           $ 35,430
Stock option compensation...................                           35                                                35
Exercise of stock options, including tax
  benefit...................................        80,190          1,141                                             1,141
Issuance of common stock under
  Employee Stock Purchase Plan..............        19,206            306                                               306
Exercise of warrant.........................         2,000              5                                                 5
Other comprehensive earnings-unrealized
  gain on marketable securities available-                                            $ 42                               42
  for-sale..................................
Net earnings................................                                                      6,611               6,611
                                            ---------------  ------------- ---------------- -------------   ----------------
Balance, December 31, 1996..................     8,407,220         61,394               42      (17,866)             43,570
Purchase of treasury stock..................        (1,300)           (35)                                              (35)
Stock option compensation...................                           26                                                26
Exercise of stock options, including tax
  benefit...................................       103,270          2,015                                             2,015
Issuance of common stock under
  Employee Stock Purchase Plan..............        17,176            416                                               416
Exercise of warrant.........................         5,000             13                                                13
Other comprehensive loss-unrealized
  loss on marketable securities available-
  for-sale..................................                                           (51)                             (51)
Net earnings................................                                                      8,775               8,775
                                            ---------------  ------------- ---------------- -------------   ----------------
Balance, December 31, 1997..................     8,531,366         63,829               (9)      (9,091)             54,729
Purchase of treasury stock..................       (59,250)        (1,837)                                           (1,837)
Reissuance of treasury stock................        35,000          1,132                          (330)                802
Exercise of stock options, including tax
  benefit...................................        65,550          1,686                                             1,686
Issuance of common stock under
  Employee Stock Purchase Plan..............        14,575            452                                               452
Other comprehensive earnings-unrealized
  gain on marketable securities available-                                              72                               72
  for-sale..................................
Net earnings................................                                                     12,050              12,050
                                            ---------------  ------------  ---------------  ------------   -----------------
Balance, December 31, 1998..................     8,587,241       $ 65,262             $ 63    $   2,629            $ 67,954
                                            ---------------  ------------  ---------------  ------------   -----------------
                                            ---------------  ------------  ---------------  ------------   -----------------



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 QRS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                 1998               1997              1996
                                                                           ----------------    --------------   ----------------
Operating activities:
  Net earnings..........................................................           $12,050           $ 8,775            $ 6,611
  Adjustment to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization...........................................           3,429             1,718              1,153
  Loss from disposal of property and equipment............................             134                 -                  -
  Stock compensation......................................................               -                26                 35
  In-process technology expense related to acquisitions...................             967                 -                  -
  Gain from sale of software and services business........................            (896)                -                  -
  Changes in:
    Accounts receivable...................................................          (4,214)           (5,273)            (1,262)
    Prepaid expenses and other............................................             131              (119)              (329)
    Deferred income tax assets............................................           1,684             3,902              3,877
    Other assets..........................................................            (276)               (2)                (8)
    Accounts payable......................................................           4,181            (1,747)             1,898
    Other accrued liabilities.............................................           2,141               510              1,149
    Deferred rent and other...............................................             (47)             (632)              (682)
                                                                            ----------------   ---------------   ----------------
        Net cash provided by operating activities.........................          19,284             7,158             12,442
                                                                            ----------------   ---------------   ----------------
Investing activities:
  Marketable securities - available for sale, net.......................            10,272              (155)              (572)
  Purchase of property and equipment....................................            (3,192)           (5,925)            (1,551)
  Capitalization of product development costs...........................            (2,555)           (1,274)              (245)
  Acquisition of businesses, net of cash acquired and stock issued......            (2,927)                -                  -
  Payment of liabilities assumed in the acquisition of ShipNet..........                 -            (1,234)            (1,151)
                                                                            ----------------    --------------   ----------------
        Net cash provided by (used in) investing activities.............             1,598            (8,588)            (3,519)
                                                                            ----------------   ---------------   ----------------
Financing activities:
  Proceeds from employee stock purchase plan issuances....................             452               416                306
  Exercise of stock options...............................................           1,054             1,105                328
  Exercise of warrants....................................................               -                13                  5
  Purchase of treasury stock..............................................          (1,837)              (35)                 -
                                                                            ----------------   ---------------   ----------------
        Net cash provided by (used in) financing activities...............            (331)            1,499                639
                                                                            ----------------   ---------------   ----------------
Net increase in cash and cash equivalents.................................          20,551                69              9,562
Cash and cash equivalents at beginning of year............................          16,091            16,022              6,460
                                                                            ----------------    --------------   ----------------
Cash and cash equivalents at end of year..................................         $36,642           $16,091            $16,022
                                                                            ----------------    --------------   ----------------
                                                                            ----------------    --------------   ----------------
Other cash flow information:
    Taxes paid during the year...........................................           $5,742           $ 1,074              $ 498
                                                                            ----------------    --------------   ----------------
                                                                            ----------------    --------------   ----------------
Noncash investing and financing activities:
Tax benefit from stock options exercised.................................             $632             $ 910              $ 813
Reissuance of treasury stock.............................................              802                 -                  -
Unrealized gain (loss) on marketable securities available-for-sale.......               72               (51)                42



During the third quarter of 1998, the Company acquired the assets of Custom Information Systems Corporation and the outstanding common shares of The EDI Connection with the allocation of the purchase price, as follows:

    Working capital other than cash                                                           $  (71)
    Property and equipment                                                                       110
    Goodwill                                                                                     736
    Other intangible assets                                                                    1,987
    In-process technology                                                                        967
    Less: Common stock issued in connection with acquisitions                                  (802)
                                                                                      ----------------
    Acquisitions, net of cash acquired of $23 and stock issued                                $2,927
                                                                                      ----------------
                                                                                      ----------------



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 QRS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   DESCRIPTION OF THE BUSINESS

The Company's products and services are organized and managed as a single product family, which includes Catalog Services, Network Services, Inventory Management Services ("IMS"), Logistics Management Services ("LMS"), and Professional Services. The Company derives revenues from five principal and related sources: the transmission of standard business documents over a network, monthly charges for accessing Catalog Services, IMS-related fees based on negotiated monthly service charges, LMS fees, and consulting fees. Network Services pricing is based primarily on the volume of characters transmitted and the type of network access utilized. Network Services pricing also incorporates discounts based on volume.

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

During the third quarter of 1998 and fourth quarter of 1997, the Company created wholly owned United States and Canadian subsidiaries, QRS Sales and Services corporation and QRS Canada, Inc., respectively. The accompanying financial statements include the accounts of QRS Corporation and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION

All services revenues are recognized in the month in which the service is performed.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

MARKETABLE SECURITIES, AVAILABLE-FOR-SALE

The Company classifies its portfolio of marketable debt securities as "Available for Sale" under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies those marketable securities that mature in less than one year as short-term marketable securities.

INTANGIBLE ASSETS

Intangible assets include goodwill and certain contracts purchased in connection with the acquisitions of businesses, and are amortized on a straight-line basis over their estimated useful lives, which range from three to seven years. Amortization expense was $225,000 in 1998.

PRODUCT DEVELOPMENT COSTS

The Company capitalizes certain development costs related to its product offerings based upon the establishment of technological feasibility. Capitalized development costs are amortized over various periods up to three years. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. Costs incurred to maintain existing product offerings are expensed as incurred. For the years ended december 31, 1998, 1997 and 1996, the Company capitalized product development costs of $2,555,000, $1,274,000 and $245,000, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, which are generally three years for software and five years for equipment and hardware. Leasehold improvements are amortized over the remaining period of the lease or over the estimated useful life of the improvement, whichever is shorter. Depreciation expense for the years ended december 31, 1998, 1997 and 1996 was $2,540,000, $1,490,000 and
$924,000, respectively.

STOCK OPTION COMPENSATION

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation,"effective for the Company's year ended December 31, 1996. SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed under provisions of SFAS No. 123, the Company has chosen to continue the intrinsic value based method and provides pro forma disclosures of net earnings and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted; therefore such adoption has no effect on the Company's earnings or cash flows. See note 10.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS No. 128 in the year ended December 31, 1997 as required and restated earnings per share ("EPS") data for all prior periods to conform with SFAS No. 128.

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

COMPREHENSIVE EARNINGS

Effective January 1, 1998, the Company adopted SFAS No.130, "Reporting Comprehensive Income." As required by SFAS No. 130, the Company classifies as components of comprehensive earnings, all items recognized under accounting standards, which include net earnings and unrealized gains and losses on marketable securities that are classified as available-for-sale. The adoption of this new accounting standard had no effect on the financial position of the Company.

SEGMENT DISCLOSURES

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company organizes and manages its products and services as a single product family, and accordingly, the required disclosures under SFAS No. 131 regarding the Company's products and services are made to the face of the financial statements. The adoption of SFAS No. 131 Had no effect on the financial position of the Company.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE 3:   MARKETABLE SECURITIES, AVAILABLE FOR SALE

Marketable securities, available-for-sale are summarized as follows (in thousands):

                                         AMORTIZED            UNREALIZED          UNREALIZED
                                           COST                 GAINS               LOSSES             FAIR VALUE
                                       ----------------    ---------------     ----------------     -----------------
DECEMBER 31, 1998
Debt issued by:
U.S. Government Agencies                      $ 1,500               $ 18                                    $ 1,518
Corporate bonds                                 6,931                 57               $ (12)                 6,976
                                       ----------------    ---------------     ----------------     -----------------
Total marketable securities                     8,431                 75                 (12)                 8,494
Less long -term marketable
      securities, available-for-sale            1,500                 18                    -                 1,518
                                       ----------------    ---------------     ----------------     -----------------
Short-term marketable
      securities, available-for-sale          $ 6,931               $ 57               $ (12)               $ 6,976
                                       ----------------    ---------------     ----------------     -----------------
                                       ----------------    ---------------     ----------------     -----------------


                                        AMORTIZED           UNREALIZED           UNREALIZED
                                           COST               GAINS                LOSSES              FAIR VALUE
                                       ----------------    ---------------     ----------------     -----------------
DECEMBER 31, 1997
Debt issued by:
U.S. Government Agencies                      $ 9,995                $10                                   $ 10,005
Corporate bonds                                 8,708                  2                $(21)                 8,689
                                       ----------------    ---------------     ----------------     -----------------
Total marketable securities                    18,703                 12                 (21)                18,694
Less long-term marketable
      securities, available-for-sale              999                  1                    -                 1,000
                                       ----------------    ---------------     ----------------     -----------------
Short-term marketable
      securities, available-for-sale         $ 17,704                $11                $(21)              $ 17,694
                                       ----------------    ---------------     ----------------     -----------------
                                       ----------------    ---------------     ----------------     -----------------



The long-term marketable securities held at December 31, 1998 have contractual maturities of two years or less.

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

The income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consisted of (in thousands):

                             1998                     1997                  1996
                     --------------------     --------------------   -------------------
Current:
    Federal                      $4,604                 $  1,813                $  906
    State                         1,456                    1,045                   438
                     --------------------     --------------------   -------------------
                                  6,060                    2,858                 1,344
                     --------------------     --------------------   -------------------

Deferred:
    Federal                       1,154                    2,749                 2,519
    State                          (101)                     243                   545
                     --------------------     --------------------   -------------------
                                  1,053                    2,992                 3,064
                     --------------------     --------------------   -------------------

    Total                        $7,113                   $5,850                $4,408
                     --------------------     --------------------   -------------------
                     --------------------     --------------------   -------------------

Significant components of the Company's deferred tax balances as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                                         DECEMBER               DECEMBER
                                                                                         31, 1998               31, 1997
                                                                                      --------------------   ---------------------
Deferred tax assets:
         Minimum tax credit carryforwards                                               $       -               $   393
         Research and development credit carryforwards                                          -                   898
         Purchased in-process research and development                                      1,203                   898
         Allowance for doubtful accounts                                                      387                   318
         Other reserves not currently deductible                                            1,370                 1,224
         Deferred rent                                                                        555                   344
         State taxes                                                                          132                    36
                                                                                       -------------------     -------------------
                  Total deferred income tax assets                                          3,647                 4,111

Deferred tax liabilities:
         Depreciation                                                                         347                   247
         Deducted research and development expenses                                           906                   418
                                                                                       -------------------     -------------------
                  Total deferred income tax liabilities                                     1,253                   665
                                                                                       -------------------     -------------------
Deferred income tax assets, net                                                         $   2,394               $ 3,446
                                                                                       -------------------     -------------------
                                                                                       -------------------     -------------------

A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows (dollars in thousands):

                                                                               DECEMBER 31,
                                         ----------------------------------------------------------------------------------------
                                                 1998                               1997                       1996
                                         -------------------------    ----------------------------   ----------------------------
Provision at statutory tax rate........     $6,394         35%           $5,118            35%         $3,746            34%
State income taxes, net of federal
  tax benefit..........................        881          5               880             6             649             6
Other..................................       (162)        (1)             (148)           (1)             13             -
                                         -----------   ------------    -------------   -----------   ------------   -------------
Total..................................     $7,113         39%           $5,850            40%         $4,408            40%
                                         -----------   ------------    -------------   -----------   ------------   -------------
                                         -----------   ------------    -------------   -----------   ------------   -------------

For income tax purposes, the Company had no remaining and no expired federal research and development credit carryforwards as of December 31, 1998.

NOTE 5:  ACQUISITIONS

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

The acquisition was accounted for as a purchase transaction. In connection with the acquisition and in conjunction with the Company's capitalized software policies, $4,318,000 of the purchase price was allocated to in-process research and development, and as technological feasibility had not been established and no alternative future uses existed at the acquisition date, charged to expense. The Company allocated $584,000 of the purchase price to current assets and property and equipment. The Company completed the relocation of acquired assets in the third quarter of 1997 and anticipates no further expense related to the acquisition of ShipNet.

During the third quarter of 1998, the Company acquired the assets of Custom Information Systems Corporation and the outstanding common shares of Mueller Associates, Inc., dba the EDI Connection, both service bureaus. The total acquisition cost was $4,152,000; comprised of $2,950,000 paid in cash; 35,000 of common shares valued at $802,000 issued from the Company's treasury stock account; liabilities assumed of $194,000 and $206,000 in transaction costs related to the acquisitions.

The acquisitions were accounted for as purchase transactions. In connection with the acquisitions and in conjunction with the Company's capitalized software policies, $967,000 of the purchase price was allocated to in- process research and development, and as technological feasibility had not been established and no alternative future uses existed at the acquisition dates, charged to expense. The Company allocated $3,185,000 of the purchase price to current assets, property and equipment and intangible assets. The amounts allocated to current assets and property and equipment were based on the fair market value of the related assets and the amounts allocated to intangible assets were determined on the basis of the appraised value of the related intangible assets.

The appraisal techniques used in the Company's acquisitions included certain assumptions, including, the extent, character and utility, the income generating or cost-savings attributes, the nature and timing of the functional or economic obsolescence and the relative risk and uncertainty associated with an investment in intangible assets.

NOTE 6:       SUBLEASE LOSS RESERVES AND DISCONTINUED OPERATIONS

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

At December 31, 1993, Uniquest owed the Company approximately $1,358,000, which was delinquent under sublease and data center cost sharing agreements. As a result, the Company provided an allowance of $1,018,000 against these receivables and made additional provisions of $2,009,000 against nonpayment of future obligations. The result of the allowance and provision described was to reduce the gain from sale of the software and services business by $3,027,000. A $1,700,000 reserve provided in 1992 for lease payments related to another vacant building was added to sublease loss reserves at December 31, 1993.

In May 1995, Uniquest ceased operations and made an assignment of assets for the benefit of its creditors. In connection with the cessation of Uniquest's operations, the Company's sublease with Uniquest was terminated. The Company received a payment of $923,000 and wrote off the balance of a note for delinquent rent and data cost sharing amounts of approximately $1,158,000 against the sublease loss reserves. The Company filed a claim with the Creditors' Committee for unsecured amounts owed by Uniquest totaling approximately $740,000. During 1995, the Company recorded $164,000 as sublease income and $77,000 as data center cost reimbursements from Uniquest as reductions of occupancy expense and data center-cost of sales, respectively. There were no sublease income or data cost reimbursements during 1996 and 1997.

During the quarter ended March 31, 1998, outstanding matters with regard to the Uniquest bankruptcy were substantially resolved; accordingly, the Company recognized a gain on sale of software and services business of $1,494,000 less applicable income taxes of $598,000 for these discontinued operations. The remaining sublease loss reserve of $480,000 at March 31, 1998, representing the provisions established for nonpayment by Uniquest of future sublease obligations was reclassified to deferred rent and other and will be amortized over the remaining lease term through June 30, 2010.

NOTE 7:       COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with IBM for the purchase of $250 million of network services over a three-year period commencing January 1, 1998. The agreement includes specified annual minimum purchases and a graduated adjustment charge if total purchases fall below the total minimum amount. The Company met the minimum purchases in 1998, and based on historical and projected usage, believes that the purchase requirements during the remaining two-year period will be met.

Additionally, the Company and IBM signed a Retail Industry Marketing agreement under which the Company provides to IBM certain professional services related to the retail industry. The Company recognized revenues of $1,000,000 in the fourth quarter of 1997 and $1,000,000 during the year ended December 31, 1998 as a result of this agreement.

On December 8, 1998, AT&T Corporation announced a definitive agreement pursuant to which AT&T agreed to purchase IBM's Global Network and corporate networking business. Upon close of the AT&T acquisition, it is anticipated that the Company will continue to acquire its network service requirements from IBM with the delivery of a portion of these services to be undertaken by AT&T.

The Company leases office buildings and certain equipment under various non-cancelable operating lease agreements expiring through the year 2010. The leases for office buildings generally provide renewal options and additional rents based on increases in operating expenses of the buildings.

The Company's corporate building lease agreement provided for significant periods of "free rent" when no cash was required. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. During the periods of "free rent," this expense creates a deferred liability which is amortized to expense over the life of the lease.

Total rent expense related to these operating leases charged to continuing operations for the years ended December 31, 1998, 1997 and 1996 was $1,781,000, $1,372,000 and $1,331,000, respectively.

 At December 31, 1998, future minimum payments under long-term operating leases are as follows (in thousands):

Year ending December 31:
1999....................................................              $ 1,764
2000....................................................                2,538
2001...................................................                 2,780
2002...................................................                 2,650
2003...................................................                 2,385
2004 & thereafter......................................                13,851
                                                            ------------------
Total                                                                 $25,968
                                                            ------------------
                                                            ------------------

NOTE 8:       MAJOR TRADING PARTNERSHIP PROGRAMS

The Company provides services and generates revenues by enabling certain hub customers and their trading partners to conduct business over the Company's network. Due to the large number of trading partners that transact business with each other, including one or more hub customers, the difficulty of allocating trading partner network services to individual hub customers, and the differences in the manner in which hub customers and trading partners allocate the cost of network services among each other, the Company cannot precisely attribute revenues to particular trading relationships. While the Company continues to refine its estimation techniques, the Company believes that no individual customer or hub customer trading partnership exceeded 10% of total revenues for any of the three years in the period ended December 31, 1998.

NOTE 9:       RETIREMENT SAVINGS PLANS

The Company has a 401(k) plan, which is a defined contribution plan for all eligible employees. The plan allows discretionary, matching employer contributions of up to 50% of the maximum allowable employee contribution ($10,000 in 1998, $9,500 in 1997 and 1996). The matching employer contributions charged to continuing operations during 1998, 1997 and 1996 were approximately $522,000, $324,000 and $238,000, respectively.

Effective December 1, 1997, the Company established a non-qualified deferred compensation plan for certain employees whose contributions and the related employer matching contributions under the 401(k) plan are restricted under the Internal Revenue Code. The supplemental employer matching contributions under this plan charged to continuing operations during 1998 were $32,000.

NOTE 10:      COMMON STOCK, STOCK OPTIONS AND WARRANTS

In 1989, the Board of Directors approved a Non-Qualified Stock Option Plan (the "Plan"). The Plan was amended in 1990. The plan provides for the granting of options to certain employees and directors to purchase shares of common stock of the Company at prices determined by the Board of Directors.

In June 1993, the Board of Directors adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for the purchase of common stock by eligible employees. A total of 150,000 shares of common stock has been reserved for purchase under the Purchase Plan. The purchase price per share is 85% of the lower of (i) the fair market value of the Common stock on the participant's entry date (first business day in January, April, July and October each year) into a purchase period (first business day in January and through the last business day in December each year) or (ii) the fair market value on the annual purchase date (the last business day in December each year). For a participant whose entry date is subsequent to the start date of the purchase period (first business day in January each year), the clause (i) value will not be less than the fair market value of the Common stock on the start date of the purchase period. In 1998 and 1997, employees acquired 14,575 and 17,176 shares of common stock, respectively, under the Purchase Plan.

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

All outstanding options under the 1993 plan have been granted at fair market value on the date of grant and vest in equal annual installments over periods up to four years. Outstanding options granted under earlier plans were granted at fair market value or lesser values, and vest over different periods, primarily over periods up to four years.

Stockholders approved additional allocations of 500,000 shares of common stock to the Stock Option Pool under the 1993 Plan in each of May 1995 and May 1996 (1,000,000 shares total). Stockholders approved additional allocations of 350,000 shares of common stock to the Stock Option Pool under the 1993 Plan in May 1998.

In December 1997, the Board of Directors approved the 1997 Special Non-Officer Stock Option Plan, which permits the Company to grant options to purchase up to 150,000 shares of common stock. The persons eligible to receive options through this plan are those employees who are neither executive officers of the Company nor members of the Board of Directors.

The following table shows the activity in the Company's stock option plans:

                                                                                                                        WEIGHTED
                                                                                                 NUMBER OF              AVERAGE
                                                                                                  OPTIONS            EXERCISE PRICE
                                                                                             ---------------    -----------------
Balance, December 31, 1995 (93,276 exercisable at $9.72 weighted average
price per share)                                                                                    669,286               $12.94
  Granted................................................................................           265,750                29.79
  Exercised...............................................................................         (80,190)                 4.09
  Canceled...............................................................................          (15,500)                12.82
                                                                                             ---------------    -----------------
Balance, December 31, 1996 (205,408 exercisable at $13.70 weighted average
price per share)                                                                                    839,346                18.96
  Granted................................................................................           614,650                31.64
  Exercised...............................................................................        (103,270)                10.70
  Canceled...............................................................................          (42,245)                23.74
                                                                                             ---------------    -----------------
Balance, December 31, 1997 (320,580 exercisable at $18.36 weighted average
price per share)                                                                                  1,308,481                25.54
                                                                                             ---------------    -----------------
  Granted...................................................................................        465,350                29.65
  Exercised.................................................................................       (65,550)                16.09
  Canceled..................................................................................       (82,725)                33.23
                                                                                             ---------------    -----------------
Balance, December 31, 1998 (574,007 exercisable at $23.51 weighted average
price per share                                                                                   1,625,556               $26.70
                                                                                             ---------------    -----------------
                                                                                             ---------------    -----------------

Warrants issued in connection with a line of credit and the public offering to purchase 16,756 shares of common stock at $2.50 To $18.50 Were outstanding at December 31, 1998. These warrants expire upon 30 day notification of the warrant holder. Options to purchase approximately 45,971 shares of common stock were available for future grants under the plans as of December 31, 1998.

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


                                                                    YEARS ENDED DECEMBER 31,
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                ----------------------------------------------------------------------------
                                                         1998                      1997                        1996
NET EARNINGS
As reported                                                 $12,050                    $ 8,775                     $ 6,611
                                                 --------------------      ---------------------      ----------------------
                                                 --------------------      ---------------------      ----------------------
Proforma                                                     $9,145                    $ 6,916                     $ 5,489
                                                 --------------------      ---------------------      ----------------------
                                                 --------------------      ---------------------      ----------------------
BASIC EARNINGS PER SHARE
As reported                                                   $1.41                     $ 1.04                      $ 0.79
                                                 --------------------      ---------------------      ----------------------
                                                 --------------------      ---------------------      ----------------------
Proforma                                                      $1.07                     $ 0.82                      $ 0.66
                                                 --------------------      ---------------------      ----------------------
                                                 --------------------      ---------------------      ----------------------
DILUTED EARNINGS PER SHARE
As reported                                                   $1.36                     $ 1.01                      $ 0.77
                                                 --------------------      ---------------------      ----------------------
                                                 --------------------      ---------------------      ----------------------
Proforma                                                      $1.03                     $ 0.79                      $ 0.64
                                                 --------------------      ---------------------      ----------------------
                                                 --------------------      ---------------------      ----------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1998, 1997 and 1996 under the 1993 Plan and for purchases made in 1998, 1997 and 1996 under the Employee Stock Purchase
Plan: risk-free interest rates are 4.59% In 1998, 5.91% In 1997 and 6.07% In 1996; expected volatility is 56.3% In 1998, 51.4% In 1997 and 51.0% In 1996;
expected lives in all years are 18 months beyond each incremental vesting period (total life of 2 to 5.5 years, depending upon each grant's individual vesting schedule). No dividends are assumed for any plan in any year. The weighted average fair value of options granted during 1998, 1997 and 1996 was $13.62, $14.18 And $13.27, respectively.

The status of options outstanding as of December 31, 1998 is summarized as follows:


                                 OPTIONS OUTSTANDING                                                    OPTIONS EXERCISABLE
--------------------------------------------------------------------------    -------------------------------------------
                                          WEIGHTED
                                           AVERAGE             WEIGHTED                                   WEIGHTED
RANGE OF                                  REMAINING             AVERAGE                                   AVERAGE
EXERCISE               NUMBER            CONTRACTUAL           EXERCISE               NUMBER             EXERCISE
 PRICES              OUTSTANDING            LIFE                 PRICE             EXERCISABLE             PRICE
-----------------   ------------------   ----------------   ------------------    ------------------   -----------------
     $5.25-5.25               25,700                4.3                $5.25                25,700               $5.25
     9.00-12.50               64,795                5.3                10.39                64,545               10.40
    14.13-19.13              296,036                6.4                16.69               171,598               17.57
    21.88-31.88            1,056,825                8.8                28.97               252,415               29.31
    35.56-48.00              182,200                8.7                38.64                59,749               38.06
-----------------   ------------------   ----------------   ------------------    ------------------   -----------------
    $5.25-48.00            1,625,556                8.2               $26.70               574,007              $23.51
-----------------   ------------------   ----------------   ------------------    ------------------   -----------------
-----------------   ------------------   ----------------   ------------------    ------------------   -----------------

NOTE 11:  TREASURY STOCK

On April 22, 1997, the Company announced that its Board of Directors has authorized the repurchase from time to time of up to $5 million of its common stock in both open market and block transactions. The Board of Directors authorized a $5 million increase in this repurchase amount on October 16, 1998. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. The Company may discontinue purchases of its Common Stock at any time that management determines additional purchases are not warranted. The Company has repurchased 60,550 shares since the inception of the buyback program, of which 59,250 shares were repurchased during 1998 for $1,837,000 and 1,300 shares were repurchased during 1997 for $35,000. During the third quarter of 1998, the Company reissued 35,000 shares of treasury stock at $802,000 in connection with the acquisition of businesses (See Note 5).


NOTE 12:      QUARTERLY FINANCIAL INFORMATION

                                                                       1998 QUARTERLY
                                   ---------------------------------------------------------------------------------------
                                        QUARTER          QUARTER              QUARTER      QUARTER          YEAR
IN THOUSANDS, EXCEPT PER                 ENDED            ENDED                ENDED       ENDED           ENDED
SHARE DATA                             MARCH 31,         JUNE 30,            SEPT. 30,     DEC.31,         DEC. 31,
                                          1998             1998                 1998       1998             1998
                                   ------------------   --------------    ------------   -------------   -------------
Revenues                                    $20,034      $20,830             $23,618       $27,444         $91,926
Gross profit                                  8,779        9,146              10,299        12,562          40,786
Earnings from continuing                      2,463        2,659               2,471         3,561          11,154
   operations
Discontinued operations                         896            -                   -             -             896
Net earnings                                  3,359        2,659               2,471         3,561          12,050

Basic earnings per share:
Continuing operations                          0.29         0.31                0.29          0.42            1.31
Discontinued operations                        0.10            -                   -             -            0.10
Net earnings                                   0.39         0.31                0.29          0.42            1.41

Diluted earnings per share:
Continuing operations                          0.28         0.30                0.28          0.40            1.26
Discontinued operations                        0.10            -                   -             -            0.10
Net earnings                                   0.38         0.30                0.28          0.40            1.36



                                                                      1997 QUARTERLY
                                  ------------------------------------------------------------------------
                                       QUARTER       QUARTER        QUARTER       QUARTER          YEAR
                                        ENDED         ENDED          ENDED         ENDED          ENDED
IN THOUSANDS, EXCEPT PER              MARCH 31,      JUNE 30,      SEPT. 30,     DEC. 31,        DEC. 31,
SHARE DATA                               1997          1997          1997         1997(1)          1997
                                  --------------   -----------   ------------  -------------  -------------
Revenues                              $16,354       $17,003         $18,253       $20,022        $71,632
Gross profit                            7,231         7,389           7,759         8,803         31,182
Net earnings                            1,925         2,095           2,254         2,501          8,775
Basic earnings per share                 0.23          0.25            0.27          0.29           1.04
Diluted earnings per share               0.22          0.24            0.26          0.29           1.01


(1) See Note 7

NOTE 13: EARNINGS PER SHARE

The Company calculates basic EPS and diluted EPS in accordance with SFAS No.
128. Basic EPS is calculated by dividing net earnings for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                                         YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------------
                                                             1998                        1997                      1996
                                                    -----------------------      ---------------------    -----------------------
Shares used to compute basic EPS                         8,541,366                    8,464,000                  8,345,679

Add: Effect of dilutive securities                         316,913                      263,396                    267,321
                                                    -----------------------      ---------------------    -----------------------

Shares used to compute diluted EPS                       8,858,279                    8,727,396                  8,613,000
                                                    -----------------------      ---------------------    -----------------------
                                                    -----------------------      ---------------------    -----------------------

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                      AGE                      POSITION
----                                      ---                      --------
Peter R. Johnson (2)(3)                   50       Chairman of the Board of Directors
John Simon                                42       Chief Executive Officer and Director
Shawn M. O'Connor                         39       President and Chief Operating Officer
Peter Papano                              49       Chief Financial Officer and Secretary
Philip Woodworth                          42       Vice President, Product Marketing
Glenn DuBois                              45       Vice President, Sales
Philip Swift                              48       Vice President, Information Services
Tania Amochaev (3)                        49       Director
Steven D. Brooks (2)(3)                   47       Director, Chairman of the Audit Committee
H. Lynn Hazlett, Ph.D.                    62       Director
John P. Dougall                           55       Director
Garth Saloner, Ph.D. (1)(2)               44       Director, Chairman of the Compensation Committee
Philip Schlein (1)                        65       Director
Garen K. Staglin (1)(3)                   54       Director, Chairman of the Executive Committee


(1)  Member of the compensation committee.
(2)  Member of the audit committee.
(3)  Member of the executive committee.

Mr. Johnson founded the Company in 1985 and has been Chairman of the Board since the Company's inception. Mr. Johnson served as President of the Company from October 1985 to September 1987 and as Chief Executive Officer of the Company from September 1987 to March 1991 and again from January 1992 to May 1993. Mr. Johnson has been President, Chief Executive Officer and Chairman of Peter R. Johnson & Associates since 1984 and President, Chief Executive Officer and Chairman of Galaxy Brands International since 1996. Before founding the Company, Mr. Johnson was a corporate general manager of the Myer Emporium Limited, a large retailer in Australia. Mr. Johnson served as the Chief Executive Officer of Uniquest Incorporated from December 1993 to December 1994. From 1995 to the present, Mr. Johnson has been a private investor in and a consultant to technology companies. Mr. Johnson is a director of Meridian Data, a software and systems company, and of several privately held companies. Mr. Johnson also serves as Chairman and director of NSB, a United Kingdom publicly held company.

Mr. Simon was named Chief Executive Officer in July 1998 and a director of the Company in December 1997. Mr. Simon has held various positions with the Company since 1988, including President from January 1998 until July 1998 and Executive Vice President from January 1994 to December 1997. From 1980 to 1988, Mr. Simon was employed by Carter Hawley Hale Stores, Inc., a retail company, most recently as Senior Program Manager of its Information Services Division, and prior to that held a number of merchandising, store management and information services positions.

Mr. O'Connor joined the Company in February 1995 and became Vice President, Chief Financial Officer and Secretary in March 1995. Mr. O'Connor was named Chief Operating Officer in January 1998 and President in July 1998, and currently serves in these two capacities. Before joining the Company, from 1992 to 1994, Mr. O'Connor was Vice President and Chief Financial Officer for Diasonics Ultrasound, Inc., a medical equipment manufacturer ("Diasonics Ultrasound"). From 1988 to 1992, Mr. O'Connor held various management positions with Diasonics Ultrasound.

Mr. Papano joined the Company in August 1998 as Vice President, Finance, Chief Financial Officer and Secretary. Prior to joining the Company, from 1991 to May 1998, Mr. Papano served in two principal capacities at Knight-Ridder Information Inc. (now known as the Dialog Corporation), a company in the information business that primarily provides online search and current awareness information products, including Chief Financial Officer from January 1994 to December 1997 and Senior Director of Finance from 1991 to December 1993. In addition, Mr. Papano served as Chief Financial Officer for a subsidiary of Dialog Corporation from December 1997 until May 1998. He began his career with GTE Corporation in local and long distance telephone operations.

Mr. Woodworth was named Vice President, Product Marketing in October 1998. Mr. Woodworth is responsible for the Company's products and product management and the development of Internet and Internet technology services that complement the retail industry and demand chain initiatives that the Company sponsors on behalf of its retailer customers, vendors and carriers. Mr. Woodworth has worked for the Company for over nine years and has held various positions, including Vice President of Sales and Director of Projects. Prior to joining the Company, Mr. Woodworth was employed in the data processing industry for 19 years.

Mr. DuBois joined the Company in July 1997 as Vice President, Sales. Prior to joining the Company, from July 1996 to June 1997, he was Vice President of Sales for the LizWear Division of Liz Claiborne, Inc., a manufacturer of apparel.
From July 1991 to July 1996, Mr. DuBois was with the Lee Division of VF Corporation, initially as Director of Business Systems and Planning and, beginning in 1994, as Regional Vice President of Sales. Prior to that, from 1983 to 1991, Mr. DuBois served in various management roles in both retail relations and systems for Levi Strauss.

Mr. Swift joined the Company in October 1996 as Vice President, Product Development and was named Vice President, Information Services in January 1998. Before joining the Company, from January 1992 to September 1996, Mr. Swift was Department Head of Information Products at VISA, a credit card transaction processing company. From 1989 to 1991, Mr. Swift was Senior Project Manager at Matson Navigation, a shipping company.

Ms. Amochaev was named a director of the Company in May 1992. Ms. Amochaev served as President of the Company from May 1992 until February 1997 and as Chief Executive Officer from May 1993 until February 1997. Before joining the Company, from 1988 to 1992, Ms. Amochaev was Chief Executive Officer of Natural Language, Inc., a client server database tool software company. From 1984 to 1987, Ms. Amochaev was President and Chief Executive Officer of Comserv Corporation, a manufacturing applications software company that was sold in 1987 to Management Science America. Ms. Amochaev currently serves as a director of Walker Interactive Systems, Inc., a financial software company, Government Technology Services, Inc., a computer reseller to the government, and Symantec Corporation, a software company.

Mr. Brooks was named a director of the Company in January 1994.   Mr. Brooks is
a Managing Director at Broadview Capital Partners ("Broadview"), a private equity firm focused upon investments in the technology sector. Mr. Brooks joined Broadview in February 1999. From September 1997 to February 1999, Mr. Brooks served as a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation, an investment banking firm. From January 1997 to August 1997, Mr. Brooks was a private investor and a consultant to technology companies. From 1994 to December 1996, Mr. Brooks served as Managing Director and head of Global Technology Investment Banking at Union Bank of Switzerland Securities, LLC.
From 1988 to 1994 Mr. Brooks was a private investor and consultant to high technology firms. From 1986 to 1988, Mr. Brooks served as Managing Partner of investment banking at Robertson, Stephens & Co., an investment bank. In addition to QRS, Mr. Brooks is a Director of Paychex, Inc., a national payroll processing and business services company, and VERITAS Software Corporation, a systems management software company, as well as several private companies.

Dr. Hazlett was named a director of the Company in 1994.   Dr. Hazlett served as
Chief Executive Officer of the Company from February 1997 to June 1998. He also served as President of the Company from February 1997 to January 1998 and was a consultant to the Company from 1995 until February 1997. From January 1994 to February 1997, Dr. Hazlett owned and operated Supply Chain Associates, a retail supply chain consultancy practice. Dr. Hazlett served as Vice President, Business Systems at VF Corporation, a global apparel manufacturer, from 1989 to January 1995. From 1984 to 1989, Dr. Hazlett served as President and Chief Executive Officer of Information and Communications, Inc., a division of Carson Pirie Scott & Company, a conglomerate comprised of 33 department stores, 400 specialty stores and a mail order catalog business. Prior to that, Dr. Hazlett served as Corporate Vice President and Chief Information Officer at Levi Strauss & Co., a manufacturer of apparel. Dr. Hazlett is a director of the National Industries for the Blind, a non-profit organization, and TriNet Corporation, a provider of human resource services.

Mr. Dougall has been a director of the Company since July 1990. On February 5, 1999, Mr. Dougall became Group Chief Executive Officer for Plessy Asia Pacific.
From December 1997 to February 1999, Mr. Dougall was a private investor.   From
November 1996 to November 1997, Mr. Dougall served as Chairman and Chief Executive Officer for Aristocrat Leisure Limited, an Australian publicly listed company and a supplier to gambling and entertainment companies. From January 1992 to September 1996, Mr. Dougall served as Chief Executive Officer of AWA Limited, an electronics and telecommunications company. Mr. Dougall held various executive positions with the Company from July 1990 to January 1992, serving as President of the Company from February 1991 to June 1991 and as President and Chief Executive Officer from June 1991 to January 1992. From February 1988 to June 1990, Mr. Dougall was the Executive Director of Paxus Corporation, a software services and outsourcing firm.

Dr. Saloner was named a director of the Company in December 1993. Dr. Saloner has served as the Robert A. Magowan Professor of Strategic Management and Economics at the Graduate School of Business at Stanford University since 1990. He served as Associate Dean for Academic Affairs and Director of Research and Course Development at Stanford from 1993 to 1996. From 1982 to 1990, Dr. Saloner was a professor in the Economics Department of the Massachusetts Institute of Technology. Dr. Saloner is a director of Charles River Associates, an economic consulting firm, Brilliant Digital Entertainment, Inc., a 3D animation firm, and Next Stage Entertainment, a firm engaged in building a network of live entertainment theaters.

Mr. Schlein was named a director of the Company in February 1996. Mr. Schlein has been a general partner of BMS Partners L.P., a venture partner of U.S. Venture Partners, a venture capital firm, since April 1985. Mr. Schlein held various executive positions with R.H. Macy & Company, Inc. from September 1957 to December 1973 and was President and Chief Executive Officer of its Macy's California division from January 1974 to January 1985. Mr. Schlein currently serves as a director of Burnham Pacific Incorporated, a commercial real estate development and leasing company, Ross Stores, Inc., a clothing store chain, Resound Corporation, a hearing devise manufacturing company, XOOM.com, Inc., an e-commerce company, and bebe stores, inc., a producer of contemporary women's apparel and accessories. Additionally, Mr. Schlein served as a director of Apple Computer, Inc. from 1979 to 1987.

Mr. Staglin was named a director of the Company in 1991. Since 1991, Mr. Staglin has served as the Chief Executive Officer and Chairman of the Board of Directors of Safelite Glass Corporation, a replacement auto glass manufacturing and retailing company. From 1980 to 1991, Mr. Staglin was a Vice President and General Manager of Automatic Data Processing, a computer networking services company. Mr. Staglin has been the owner and manager of Staglin Vineyards from 1985 to the present. Mr. Staglin currently serves as a director of First Data Corporation, a supplier of computer services for credit card processing and other financial services, and CyberCash, Inc., a provider of secure transaction services for the Internet. In 1994, Mr. Staglin was named a member of the Advisory Council to the Stanford Graduate School of Business.

ITEM 11.  EXECUTIVE COMPENSATION

Pursuant to paragraph G(3) of the General Instructions to Form 10-K, the information called for in this Part III, Item 11 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended December 31, 1998, with the Securities and Exchange Commission, its Proxy Statement, which shall contain, under the caption "Executive Compensation and Other Information," the information required by this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to paragraph G(3) of the General Instructions to Form 10-K, the information called for in this Part III, Item 12 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended December 31, 1998, with the Securities and Exchange Commission, its Proxy Statement, which shall contain, under the caption "Security Ownership of Certain Beneficial Owners and Management," the information required by this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to paragraph G(3) of the General Instructions to Form 10-K, the information called for in this Part III, Item 13 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended December 31, 1998, with the Securities and Exchange Commission, its Proxy Statement, which shall contain, under the caption "Certain Relationships and Related Transactions" the information required by this item.

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

(B)      REPORTS ON FORM 8-K

         None

         EXHIBITS

EXHIBIT
NO.                                 DESCRIPTION
2.1       Agreement and Plan of Merger of QuickResponse Delaware, Inc. and
          QuickResponse Services, Inc.*****

3.1       Certification of Incorporation of the Company.*****

3.2 Certificate of Correction of Certificate of Incorporation of the Company.*****

3.3       Bylaws of the Company.*****

3.4 Certificate of Amendment of Certificate of Incorporation of the Company.

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

10.40     Option Agreement dated August 7, 1997 between the Registrant and
          Marina Westshore Partners, LLC.****

10.41     # Employment Agreement dated as of December 24, 1997 between
          Registrant and John Simon.*****

10.42     # Employment Agreement dated as of December 24, 1997 between
          Registrant and Shawn O'Connor.*****

10.43     # Retail Management Agreement dated as of December 31, 1997 between
          Registrant and International Business Machines Corporation.*****

10.44     # Business Partner Agreement dated December 31, 1997 between
          Registrant and International Business Machines Corporation.*****

10.45     1997 Non-Officer Stock Plan.*****

10.46     Non-qualified Deferred Compensation Plan.*****

10.47 ## Employment Agreement dated as of March 8, 1999 between Registrant and John Simon.

10.48 ## Employment Agreement dated as of March 8, 1999 between Registrant and Shawn O'Connor.

10.49 Fifth Amendment, dated November 20, 1998, to Lease Agreement between the Registrant and Marina Westshore Partners, LLC.

10.50     Lease Agreement, dated, MAY 15, 1998, between the Registrant and
          Marina Westshore Partners, LLC.

10.51     First Amendment, dated November 20, 1998, between the Registrant and
          Marina Westshore Partners, LLC

10.52     Lease Agreement, dated November 20, 1998, between the Registrant and
          Marina Bay Partners.

21.1      Subsidiaries of the Registrant.

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

***** Incorporated by reference to Exhibit of same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

# Confidential treatment has been granted with respect to portions of this document.

## Confidential treatment has been requested with respect to portions of this document.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March, 1999.



                             QRS CORPORATION


                             /s/  Peter Papano
                             ---------------------------------------------------
                             Peter Papano, Chief Financial Officer and Secretary

                                POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Peter Papano, acting alone, his true and lawful attorney-in-fact with authority to execute in the name of each person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 1998 necessary or advisable to enable QRS Corporation to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended December 31, 1998 has been signed by the following persons in the capacities indicated and on the dates indicated.

SIGNATURE                                                                                          DATE
/s/ John S. Simon                                                                          March 24, 1999
----------------------------------------------------------------------
John S. Simon, Chief Executive Officer and Director

/s/ Peter R. Johnson                                                                       March 24, 1999
----------------------------------------------------------------------
Peter R. Johnson, Chairman of the Board of Directors

/s/ Tania Amochaev                                                                         March 24,1999
----------------------------------------------------------------------
Tania Amochaev, Director

/s/ Steven D. Brooks                                                                       March 24,1999
----------------------------------------------------------------------
Steven D. Brooks, Director

/s/ John P. Dougall                                                                        March 24,1999
----------------------------------------------------------------------
John P. Dougall, Director

/s/ H. Lynn Hazlett                                                                        March 24,1999
----------------------------------------------------------------------
H. Lynn Hazlett, Director

/s/ Philip Schlein                                                                         March 24,1999
----------------------------------------------------------------------
Philip Schlein, Director

/s/ Garen K. Staglin                                                                       March 24,1999
----------------------------------------------------------------------
Garen K. Staglin, Director

/s/ Garth Saloner                                                                          March 24,1999
----------------------------------------------------------------------
Garth Saloner, Director


EXHIBIT INDEX

NO.                                 DESCRIPTION
2.1       Agreement and Plan of Merger of QuickResponse Delaware, Inc. and
          QuickResponse Services, Inc.*****

3.1       Certification of Incorporation of the Company.*****

3.2 Certificate of Correction of Certificate of Incorporation of the Company.*****

3.3       Bylaws of the Company.*****

3.4 Certificate of Amendment of Certificate of Incorporation of the Company.

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

10.40     Option Agreement dated August 7, 1997 between the Registrant and
          Marina Westshore Partners, LLC.****

10.41     # Employment Agreement dated as of December 24, 1997 between
          Registrant and John Simon.*****

10.42     # Employment Agreement dated as of December 24, 1997 between
          Registrant and Shawn O'Connor.*****

10.43     # Retail Management Agreement dated as of December 31, 1997 between
          Registrant and International Business Machines Corporation.*****

10.44     # Business Partner Agreement dated December 31, 1997 between
          Registrant and International Business Machines Corporation.*****

10.45     1997 Non-Officer Stock Plan.*****

10.46     Non-qualified Deferred Compensation Plan.*****

10.47 ## Employment Agreement dated as of March 8, 1999 between Registrant and John Simon.

10.48 ## Employment Agreement dated as of March 8, 1999 between Registrant and Shawn O'Connor.

10.49 Fifth Amendment, dated November 20, 1998, to Lease Agreement between the Registrant and Marina Westshore Partners, LLC.

10.50     Lease Agreement, dated, May 15, 1998, between the Registrant and
          Marina Westshore Partners, LLC.

10.51     First Amendment, dated November 20, 1998, between the Registrant and
          Marina Westshore Partners, LLC

10.52     Lease Agreement, dated November 20, 1998, between the Registrant and
          Marina Bay Partners.

21.1      Subsidiaries of the Registrant.

23.1      Consent of Deloitte & Touche LLP, Independent Auditors.

24.2      Power of Attorney (see page 44).

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

***** Incorporated by reference to Exhibit of same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

# Confidential treatment has been granted with respect to portions of this document.

##    Confidential treatment has been requested with respect to portions