Form 10-Q
period 1999-03-31
QRS CORP
filed 1999-05-17
CIK 906551

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                               ----------------------

                                     FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended MARCH 31, 1999

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ____________

                         Commission file number 0-21958

                                QRS CORPORATION
 ------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

     DELAWARE                                            68-0102251
-------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

1400 MARINA WAY SOUTH, RICHMOND, CA                                   94804
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
_X_  YES      ___ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock            Shares Outstanding at March 31, 1999
-----------------------------      ------------------------------------
Common Stock, $.001 par value           8,731,517

This document contains 14 pages.

The Exhibit listing appears on Page 13.

                             QRS CORPORATION
                                FORM 10-Q
                                  INDEX


NUMBER                                                                                           PAGE
------                                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998                     3

         Consolidated Statements of Earnings And Comprehensive Earnings for the Three
         Months Ended March 31, 1999 and 1998                                                       4

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999
         and 1998                                                                                   5

         Notes to Consolidated Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                 8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         13

Item 2.  Changes in Securities and Use of Proceeds                                                 13

Item 3.  Defaults upon Senior Securities                                                           13

Item 4.  Submission of Matters to a Vote of Security Holders                                       13

Item 5.  Other Information                                                                         13

Item 6.  Exhibits and Reports on Form 8-K                                                          13

         A.  Exhibits

         B.  Reports on Form 8-K

SIGNATURES                                                                                         14

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                QRS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                              ASSETS
                                                                                                MARCH 31,
                                                                                                  1999             DECEMBER 31,
                                                                                               (UNAUDITED)            1998
                                                                                               ------------        ------------
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $43,980             $36,642
     Marketable securities available for sale. . . . . . . . . . . . . . . . . . . . . . .          4,301               6,976
     Accounts receivable-net of allowance for doubtful accounts of $1,416 at March 31,1999
          and $1,036 at December 31,1998 . . . . . . . . . . . . . . . . . . . . . . . . .         19,318              19,059
     Deferred income tax assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            816                 816
     Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,300               1,179
                                                                                               ------------        ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         69,715              64,672
                                                                                               ------------        ------------

Property and equipment:
     Furniture and fixtures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,663               2,476
     Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,015               9,133
     Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,260               2,249
                                                                                               ------------        ------------
                                                                                                   14,938              13,858

     Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,453               5,708
                                                                                               ------------        ------------

          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,485               8,150

Marketable securities available for sale . . . . . . . . . . . . . . . . . . . . . . . . .          3,871               1,518
Deferred income tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,227               1,578
Capitalized product development costs -- net of accumulated amortization of $4,029 at
     March 31, 1999 and $3,482 at December 31, 1998. . . . . . . . . . . . . . . . . . . .          4,056               4,136
Intangible assets -- net of accumulated amortization of $366 at March 31, 1999 and
     $225 at December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,970               2,805
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            209                 146
                                                                                               ------------        ------------

     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $90,533             $83,005
                                                                                               ------------        ------------
                                                                                               ------------        ------------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,134               7,914
     Accrued incentive . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            760               1,710
     Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            470               1,823
     Accrued vacation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            922                 818
     Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,939               1,498
                                                                                               ------------        ------------

          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,225              13,763

Deferred rent and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,293               1,288
                                                                                               ------------        ------------

     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,518              15,051
                                                                                               ------------        ------------

Stockholders' equity:
     Preferred stock - $.001 par value; 10,000,000 shares authorized; none issued and
          outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            - -                 - -
     Common stock - $.001 par value; 20,000,000 shares authorized; 8,757,067 shares issued and 8,731,517 shares outstanding at March 31, 1999; and 8,612,791 shares
          issued and 8,587,241 shares outstanding at December 31, 1998 . . . . . . . . . .         70,429              66,002
     Treasury stock; 25,550 shares at March 31, 1999 and December 31, 1998 . . . . . . . .          (740)               (740)
     Accumulated other comprehensive earnings -- unrealized gain on investments. . . . . .             76                  63
     Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,250               2,629
                                                                                               ------------        ------------

          Total Stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .         76,015              67,954
                                                                                               ------------        ------------

Total liabilities and Stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .        $90,533             $83,005
                                                                                               ------------        ------------
                                                                                               ------------        ------------


               See notes to Consolidated financial statements.

                                QRS CORPORATION
         CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                                           THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                             MARCH 31, 1999           MARCH 31, 1998
                                                                           ------------------       ------------------
Revenues   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $29,344                   $20,034

Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .            15,181                    11,255
                                                                           ------------------       ------------------

Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,163                     8,779
                                                                           ------------------       ------------------

Operating expenses:
     Sales and marketing . . . . . . . . . . . . . . . . . . . . . . .             4,036                     2,793
     Product development . . . . . . . . . . . . . . . . . . . . . . .             1,995                       940
     General and administrative. . . . . . . . . . . . . . . . . . . .             2,855                     1,485
                                                                           ------------------       ------------------

          Total operating expenses . . . . . . . . . . . . . . . . . .             8,886                     5,218
                                                                           ------------------       ------------------
Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . .             5,277                     3,561

Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . .               564                       544
                                                                           ------------------       ------------------

Earnings from continuing operations before income taxes. . . . . . . .             5,841                     4,105

Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,220                     1,642
                                                                           ------------------       ------------------

Earnings from continuing operations after income taxes . . . . . . . .             3,621                     2,463

Discontinued operations:
     Gain from sale of software and services business. . . . . . . . .               --                        896
                                                                           ------------------       ------------------

Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,621                     3,359

Other comprehensive earnings:
     Unrealized gain from marketable securities available for sale . .                13                        66
                                                                           ------------------       ------------------
Total comprehensive earnings . . . . . . . . . . . . . . . . . . . . .            $3,634                    $3,425
                                                                           ------------------       ------------------
                                                                           ------------------       ------------------

Basic earnings per share:
     Continuing operations . . . . . . . . . . . . . . . . . . . . . .             $0.42                     $0.29
     Discontinued operations . . . . . . . . . . . . . . . . . . . . .               --                       0.10
                                                                           ------------------       ------------------

     Net earnings per share. . . . . . . . . . . . . . . . . . . . . .             $0.42                     $0.39
                                                                           ------------------       ------------------
                                                                           ------------------       ------------------

Shares used to compute basic earnings per share. . . . . . . . . . . .         8,672,835                 8,540,109
                                                                           ------------------       ------------------
                                                                           ------------------       ------------------

Diluted earnings per share:
     Continuing operations . . . . . . . . . . . . . . . . . . . . . .             $0.40                     $0.28
     Discontinued operations . . . . . . . . . . . . . . . . . . . . .               --                       0.10
                                                                           ------------------       ------------------

     Net earnings per share. . . . . . . . . . . . . . . . . . . . . .             $0.40                     $0.38
                                                                           ------------------       ------------------

Shares used to compute basic earnings per share. . . . . . . . . . . .         9,158,474                 8,915,325
                                                                           ------------------       ------------------
                                                                           ------------------       ------------------

                  See notes to consolidated financial statements.

                                  QRS CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)


                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                               ------------------------------
                                                                                                    1999           1998
                                                                                               -------------   --------------
Operating activities:
     Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $3,621         $3,359
     Adjustment to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .           1,456            714
          Gain from sale of software and services business . . . . . . . . . . . . . . . .             - -          (896)
     Changes in:
          Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (259)            514
          Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . . .           (121)            303
          Deferred income tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . .             351          2,236
          Intangible and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .           (391)           (18)
          Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,220          3,624
          Deferred rent and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               5          (637)
          Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             398          (834)
          Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .           (405)          (358)
                                                                                               -------------   --------------

          Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . .           5,875          8,007
                                                                                               -------------   --------------

Investing activities:
     Sale of marketable securities -- available for sale (net) . . . . . . . . . . . . . .             335         14,765
     Purchase of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .         (1,080)        (1,437)
     Capitalization of product development costs . . . . . . . . . . . . . . . . . . . . .           (468)          (349)
                                                                                               -------------   --------------

          Net cash provided by (used in) investing activities. . . . . . . . . . . . . . .         (1,213)         12,979
                                                                                               -------------   --------------

Financing activities:
     Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,676            242
                                                                                               -------------   --------------

          Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . .           2,676            242
                                                                                               -------------   --------------


Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .           7,338         21,228
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . .          36,642         16,091
                                                                                               -------------   --------------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . .         $43,980        $37,319
                                                                                               -------------   --------------
                                                                                               -------------   --------------

Other cash flow information:
     Taxes paid during the period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $1,822           $834
                                                                                               -------------   --------------
                                                                                               -------------   --------------
Noncash financing activities:
     Tax benefit from stock options exercised. . . . . . . . . . . . . . . . . . . . . . .          $1,751           $198
     Unrealized gain on investments. . . . . . . . . . . . . . . . . . . . . . . . . . . .              13             66


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

     The consolidated balance sheet as of March 31, 1999, the consolidated statements of earnings and comprehensive earnings and the consolidated statements of cash flows for the three months ended March 31,1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made. The consolidated balance sheet as of December 31, 1998 is derived from the Company's audited consolidated financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. It is suggested that these interim consolidated financial statements be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

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

     The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results anticipated for the full year.

     Certain reclassifications have been made to the 1998 amounts to conform to the 1999 presentation.

2.   SUBLEASE LOSS RESERVES

     During the quarter ended March 31, 1998, outstanding matters with regard to the Uniquest bankruptcy were substantially resolved. Accordingly, the Company recognized a gain on sale of software and services business of $1,494,000 less applicable income taxes of $598,000. The remaining sublease loss reserve of $480,000 at March 31, 1998 representing the provisions established for nonpayment by Uniquest of future sublease obligations was reclassified to deferred rent and other and will be amortized over the remaining lease term through June 30, 2010.

3.   STOCK OPTIONS

     During the first three months of 1999, the Company granted options to purchase 28,100 shares of common stock. Options to purchase 144,276 shares of common stock were exercised. At March 31, 1999, 1,472,154 shares were subject to outstanding options, of which 582,143 were exercisable. On February 15, 1999, the Board of Directors authorized an increase in the number of shares of common stock available for issuance under the 1997 Special Non-Officer Stock Option Plan from 150,000 to 300,000. Options to purchase approximately 205,097 shares of common stock are available for future grant under the Company's 1993 Stock Option/Stock Issuance Plan and the 1997 Special Non-Officer Stock Option Plan.


4.   EARNINGS PER SHARE

     The Company calculates basic earnings per share (EPS) and diluted EPS in accordance with SFAS No. 128 "Earnings per Share". Basic EPS is calculated by dividing net earnings for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                        1999           1998
                                                     -----------    ----------
Shares used to compute basic EPS . . . . . . . . .   8,672,835      8,540,109

Add:  effect of dilutive securities. . . . . . . .     485,639        375,216
                                                     -----------    ----------

Shares used to compute diluted EPS . . . . . . . .   9,158,474      8,915,325
                                                     -----------    ----------
                                                     -----------    ----------


5.   TREASURY STOCK

     On April 22, 1997, the Company announced that its Board of Directors has authorized the repurchase from time to time of up to $5 million of its common stock in both open market and block transactions. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. The Company may discontinue purchases of its common stock at any time that management determines additional purchases are not warranted. During the first quarter of 1999, the Company did not repurchase any shares of common stock. The Company has repurchased 60,550 shares since the inception of the buyback program, of which 59,250 shares were repurchased during 1998 for $1,837,000. During the third quarter of 1998, the Company reissued 35,000 shares of treasury stock at $802,000 in connection with the acquisition of businesses.


6.   COMMITTMENTS

     As of December 31, 1998, the Company had contracted to lease an additional 48,000 square feet for its corporate headquarters starting in early 2000 and expiring in June 2010 (the Lease). On April 15, 1999, the Company amended the Lease to include an additional 48,000 square feet starting in early 2000 and expiring in June 2011. The monthly rental for the Lease, as amended, will be $142,900 through June 2000, $150,519 through June 2010 and $75,395 through June 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF INTENSE COMPETITION IN THE ELECTRONIC COMMERCE BUSINESS, THE COMPANY'S DEPENDENCE ON KEY RETAILERS, THE COMPANY'S ABILITY TO SUCCESSFULLY INTRODUCE NEW PRODUCTS AND SERVICES, THE COMPANY'S DEPENDENCE ON THE IBM GLOBAL NETWORK AND OTHER RISK FACTORS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.

     GENERAL
     -------

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

     RESULTS OF OPERATIONS
     ---------------------

     The Company's revenues increased by 46% to $29.3 million for the first quarter of 1999, from $20.0 million for the first quarter of 1998. This increase was primarily attributable to an increased number of customers, higher usage of Network and Catalog Services, and higher yield improvements due to pricing adjustments, additional primetime usage and product improvements. The number of customers increased from 6,105 (228 retailers and 5,877 vendors and carriers) as of March 31, 1998 to 8,119 (282 retailers and 7,837 vendors and carriers) as of March 31, 1999. The number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. Customers increased the number, type and size of transactions transmitted over the network, as well as the utilization of Catalog Services. The Company expanded its product offerings in the Network, IMS and Professional Services product families.

     Cost of sales consists primarily of the cost of purchasing network services and the cost of the Company's data center and technical customer support services. Cost of sales increased by $3.9 million, or 35%, to $15.2 million for the first quarter of 1999, from $11.3 million for the first quarter of 1998. The increase was principally due to increases in purchased network services, reflecting growth in Network Services purchased under a long-term contract, discounted based upon a multi-year volume commitment, and an expanded customer support group reflecting growth in customers and products. The gross profit margin was 48% for the first quarter of 1999 compared to 44% for the first quarter of 1998. The margin improvement is due to higher yield improvements and improved pricing on purchased network services partially offset by technical infrastructure expenditures to support newer products.

     Sales and marketing expenses consist primarily of personnel and related costs in the Company's sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased $1.2 million, or 45%, to $4.0 million for the first quarter of 1999, from $2.8 million for the first quarter of 1998. This increase reflects the Company's expansion of its retailer and vendor-specific coverage and growth in its Program Sales and Enablement organization, the group responsible for rapidly enabling trading partners for key hub customers.

     Product development expenses consist primarily of personnel and equipment costs related to research, development and implementation of new services and enhancement of existing services. Product development expenses were $2.0 million for the first quarter of 1999 and $0.9 million for the first
     quarter of 1998.   The Company capitalized product development costs of
     $0.5 million and $0.3 million for the first quarters of 1999 and 1998, respectively. The increase in capitalized product development costs in 1999 is due to increased product development on products that had reached technological feasibility.

     General and administrative expenses consist primarily of the personnel and related costs of the Company's finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses increased $1.4 million, or 92%, to $2.9 million for the first quarter of 1999, compared to $1.5 million for the first quarter of 1998. This increase was primarily due to increased headcount to support a larger organization and investments in infrastructure.

     Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income increased to $564,000 for the first quarter of 1999, compared to $544,000 for the first quarter of 1998, as a result of higher investment balances.

     As a result of the foregoing, earnings from continuing operations before income taxes increased 42% to $5.9 million for the first quarter of 1999, compared to $4.1 million for the first quarter of 1998.

     Income taxes were $2.2 million and $1.6 million for the first three months of 1999 and 1998, respectively. The 1998 income tax rate for the first quarter of 40% approximates the combined effective federal and state income tax rates. The income tax rate forward from the third quarter of 1998 of 38% approximates the combined effective federal and state income tax rates and is expected to be effective for 1999.

     In the first quarter of 1998, the Company reported a $1.5 million gain on sale of software and services business, net of applicable income taxes of $.6 million, related to the substantial resolution of the bankruptcy proceedings of the purchaser.

     As a result of the foregoing, net earnings increased 8% to $3.6 million for the first quarter of 1999, compared to $3.4 million for the first quarter of 1998.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased from $50.9 million at December 31, 1998 to $56.5 million at March 31, 1999 primarily due to positive cash flow from operations. Cash, cash equivalents and marketable securities increased from $45.1 million at December 31, 1998 to $52.2 million at March 31, 1999. Total assets increased from $83.0 million at December 31, 1998 to $90.5 million at March 31, 1999 and total liabilities decreased from $15.1 million at December 31, 1998 to $14.5 million at March 31, 1999.

     The increase of $7.1 million in cash, cash equivalents and marketable securities from December 31, 1998 to March 31, 1999 resulted primarily from positive cash flow from operations, including the timing of certain payments to vendors.

     On April 22, 1997, the Company announced that its Board of Directors has authorized the repurchase from time to time of up to $5 million of its
     common stock in both open market and block transactions.   Shares purchased
     under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. The Company may discontinue purchases of its common stock at any time that management determines additional purchases are not warranted. During the first quarter of 1999, the Company did not repurchase any common stock of the Company.

     Management believes that the cash resources available at March 31, 1999 and cash anticipated to be generated from future operations will be sufficient for the Company to meet its working capital needs, capital expenditures and common stock repurchases for the next year. The Company has not paid any cash dividends to date and does not intend to pay cash dividends with respect to common stock in the foreseeable future.

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

     INFORMATION TECHNOLOGY SYSTEMS -- Based on this evaluation, the Company is upgrading, replacing, and testing many of its IT systems to achieve Year 2000 readiness. Because the Company was founded 11 years ago, the Company believes that its mainframe systems are largely Year 2000 capable, and that its PC and midrange based systems will require the majority of attention.

     NON INFORMATION TECHNOLOGY SYSTEMS - The Company believes that its non-information technology Year 2000 exposure is relatively low, since the Company's product delivery is primarily executed through very modern computer equipment and related technology that does not have dated, embedded chip deployment.

     PRODUCT AND SERVICE OFFERINGS -- The Company has completed a Year 2000 assessment of its currently offered products and services. Based on this assessment, the Company believes that its currently offered products and electronic commerce services are Year 2000 ready, or will be ready by the third quarter of 1999 through new product releases or modifications to internal systems. The Company believes that a small percentage of its customers who receive product support from the Company are operating product versions that may not be Year 2000 ready or products or product versions that the Company has replaced or intends to replace with comparable Year 2000 ready products. The Company believes that the majority of these customers are migrating and will continue to migrate to Year 2000 ready versions and products through new releases, which the Company is strongly encouraging. The Company does not believe that customers who license or migrate to Year 2000 ready versions of its products, or customers who purchase the Company's electronic commerce services, will experience any Year 2000 failures caused by such products or services. However, there can be no assurance caused that the Company's expectations and beliefs as to these matters will prove to be accurate. Moreover, the Company's products employ, and the provision of its services requires the use of, systems comprised of third-party hardware and software, some of which may not be Year 2000 ready.

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

     COSTS -- The Company expended approximately $425,000 in 1998 and $639,000 during the first quarter ended March 31, 1999 on activities to prepare for Year 2000 readiness. Approximately $155,000 and $96,000, respectively, was for assessments and customer notification, and $270,000 and $543,000 respectively, was for testing and product and infrastructure modifications. The Company currently estimates that it will cost an additional $1,561,000, budgeted primarily under its Information Technology division, prior to January 1, 2000, to modify its in-house information systems, other systems and internally developed software products affected by the Year 2000 issue. The Company estimates that of the remaining costs, 25% will be for assessment and customer notification and 75% will be for testing and modifications. Total Year 2000 readiness costs have increased due to additional work scope. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations and existing cash balances and are being expensed as incurred.

     ADDITIONAL RISKS -- Additional aspects of the Year 2000 issue may pose risks to be considered in evaluating the future growth of the Company.
     Some commentators predict that normal purchasing patterns and trends in the industry may be affected by customers replacing or upgrading applications or systems to address the Year 2000 issue. The Company has not experienced any discernable trend indicating a recent or impending material reduction in demand for the Company's products and services. Furthermore, some commentators have also predicted that a significant amount of litigation may arise out of Year 2000 readiness issues. While the Company has not been subject to any Year 2000 claims or lawsuits to date, there can be not assurance that customers or former customers will not bring claims or lawsuits against the Company seeking compensation for losses associated with Year 2000 related failures. A material adverse outcome in a Year 2000 claim or lawsuit could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's exposure to market risk associated with changes in interest rates relates primarily to the Company's investment portfolio of marketable securities. The Company does not use derivative financial instruments in its investment portfolio. The stated objectives of the Company's investment guidelines are to preserve principal, meet liquidity needs and deliver maximum yield subject to the previous conditions. The guidelines limit maturity, limit concentration, and limit eligible investments to high credit quality U.S. issuers, such as the U.S. Treasuries and agencies of the U.S. Government, and highly rated banks and corporations. The Company's marketable securities profile includes only those securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents principal amounts and related weighted average interest rates due by date of maturity for the Company's marketable securities. The Company's guidelines do not permit investments with maturities in excess of 24 months. At March 31, 1999, the weighted average maturity of the marketable securities portfolio was less than 65 days.

                                        Maturity
                                --------------------------                            Fair Value at
(Amounts in thousands)             1999           2000           Total               March 31, 1999
                                   ----           ----           -----               --------------
Corporate Bonds                    $3,998                        $3,998                   $4,001
   Average interest rate            5.46%                         5.46%
Government Agencies                $  300         $3,858         $4,158                    4,170
   Average interest rate            5.00%          4.50%          4.54%
                                ------------   -----------     ----------          ----------------
Total Investment Portfolio         $4,298         $3,858         $8,156                   $8,171
                                ------------   -----------     ----------          ----------------
   Average interest rate            5.43%          4.50%          4.99%            ----------------
                                ------------   -----------     ----------
                                ------------   -----------     ----------

FOREIGN CURRENCY RISK

The Company has no significant investments outside the United States and does not have material foreign currency risk.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
               None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
               None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
               None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's annual meeting of stockholders was held on May 11, 1999. The following actions were taken at this meeting:

                                                  Affirmative    Negative votes       Votes            Not Voted
                                                  votes               votes          withheld
a.   Election of Directors:
     Peter R. Johnson
     Tania Amochaev
     Steven D. Brooks                             7,736,209               4,629                          997,129

b.   Approval of Amendments to the 1993           6,096,577           1,636,966           7,295          997,129
     Stock Option/Stock Issuance Plan

c.   Ratification of Independent Auditors         7,730,025               1,432           9,381          997,129


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

                                        QRS CORPORATION
                                        ---------------------------------------
                                        (Registrant)


                                        /s/ John S. Simon
May 17, 1999                            ---------------------------------------
                                        John S. Simon
                                        Chief Executive Officer


                                        /s/ Shawn M. O'Connor
May 17, 1999                            ---------------------------------------
                                        Shawn M. O'Connor
                                        President and Chief Operating Officer


                                        /s/ Peter Papano
May 17, 1999                            ---------------------------------------
                                        Peter Papano
                                        Chief Financial Officer and Secretary