Form 10-Q/A
period 1999-03-31
QRS CORP
filed 1999-05-19
CIK 906551

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                               ----------------------

                                    FORM 10-Q/A

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
                                 (UNAUDITED)

                                                                           THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                             MARCH 31, 1999           MARCH 31, 1998
                                                                           ------------------       ------------------
Revenues   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $29,344                   $20,034

Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .            15,181                    11,255
                                                                           ------------------       ------------------

Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,163                     8,779
                                                                           ------------------       ------------------

Operating expenses:
     Sales and marketing . . . . . . . . . . . . . . . . . . . . . . .             4,409                     2,793
     Product development . . . . . . . . . . . . . . . . . . . . . . .             1,995                       940
     General and administrative. . . . . . . . . . . . . . . . . . . .             2,482                     1,485
                                                                           ------------------       ------------------

          Total operating expenses . . . . . . . . . . . . . . . . . .             8,886                     5,218
                                                                           ------------------       ------------------
Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . .             5,277                     3,561

Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . .               564                       544
                                                                           ------------------       ------------------

Earnings from continuing operations before income taxes. . . . . . . .             5,841                     4,105

Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,220                     1,642
                                                                           ------------------       ------------------

Earnings from continuing operations after income taxes . . . . . . . .             3,621                     2,463

Discontinued operations:
     Gain from sale of software and services business. . . . . . . . .               --                        896
                                                                           ------------------       ------------------

Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,621                     3,359

Other comprehensive earnings:
     Unrealized gain from marketable securities available for sale . .                13                        66
                                                                           ------------------       ------------------
Total comprehensive earnings . . . . . . . . . . . . . . . . . . . . .            $3,634                    $3,425
                                                                           ------------------       ------------------
                                                                           ------------------       ------------------

Basic earnings per share:
     Continuing operations . . . . . . . . . . . . . . . . . . . . . .             $0.42                     $0.29
     Discontinued operations . . . . . . . . . . . . . . . . . . . . .               --                       0.10
                                                                           ------------------       ------------------

     Net earnings per share. . . . . . . . . . . . . . . . . . . . . .             $0.42                     $0.39
                                                                           ------------------       ------------------
                                                                           ------------------       ------------------

Shares used to compute basic earnings per share. . . . . . . . . . . .         8,672,835                 8,540,109
                                                                           ------------------       ------------------
                                                                           ------------------       ------------------

Diluted earnings per share:
     Continuing operations . . . . . . . . . . . . . . . . . . . . . .             $0.40                     $0.28
     Discontinued operations . . . . . . . . . . . . . . . . . . . . .               --                       0.10
                                                                           ------------------       ------------------

     Net earnings per share. . . . . . . . . . . . . . . . . . . . . .             $0.40                     $0.38
                                                                           ------------------       ------------------

Shares used to compute basic earnings per share. . . . . . . . . . . .         9,158,474                 8,915,325
                                                                           ------------------       ------------------
                                                                           ------------------       ------------------

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

     Sales and marketing expenses consist primarily of personnel and related costs in the Company's sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased $1.6 million, or 58%, to $4.4 million for the first quarter of 1999, from $2.8 million for the first quarter of 1998. This increase reflects the Company's expansion of its retailer and vendor-specific coverage and growth in its Program Sales and Enablement organization, the group responsible for rapidly enabling trading partners for key hub customers.

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

     General and administrative expenses consist primarily of the personnel and related costs of the Company's finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses increased $1.0 million, or 67%, to $2.5 million for the first quarter of 1999, compared to $1.5 million for the first quarter of 1998. This increase was primarily due to increased headcount to support a larger organization and investments in infrastructure.

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


ITEM 5.   OTHER INFORMATION

               None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
27.1+     Financial Data Schedule


          B.   REPORTS ON FORM 8-K

          None

---------
+  Previously Filed

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                                        QRS CORPORATION
                                        ---------------------------------------
                                        (Registrant)


                                        /s/ John S. Simon
May 18, 1999                            ---------------------------------------
                                        John S. Simon
                                        Chief Executive Officer


                                        /s/ Shawn M. O'Connor
May 18, 1999                            ---------------------------------------
                                        Shawn M. O'Connor
                                        President and Chief Operating Officer


                                        /s/ Peter Papano
May 18, 1999                            ---------------------------------------
                                        Peter Papano
                                        Chief Financial Officer and Secretary