Form 10-Q
period 1999-06-30
QRS CORP
filed 1999-08-16
CIK 906551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to

                         Commission file number 0-21958

                                 QRS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                     68-0102251
-------------------------------------------------------------------------------
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
 of incorporation or organization)

1400 MARINA WAY SOUTH, RICHMOND, CA                     94804
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
 X  YES         NO
----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock                     Shares Outstanding at June 30, 1999
-----------------------------               -----------------------------------
Common Stock, $.001 par value               13,404,356

This document contains 15 pages.

The Exhibit listing appears on Page 14.

                                 QRS CORPORATION
                                    FORM 10-Q
                                      INDEX


NUMBER                                                                                                         PAGE
------                                                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                                    3

         Consolidated Statements of Earnings and Comprehensive Earnings for the Three
         and Six Months Ended June 30, 1999 and 1998                                                              4

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999
         and 1998                                                                                                 5

         Notes to Consolidated Financial Statements                                                               6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                               9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                              13


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       14

Item 2.  Changes in Securities and Use of Proceeds                                                               14

Item 3.  Defaults upon Senior Securities                                                                         14

Item 4.  Submission of Matters to a Vote of Security Holders                                                     14

Item 5.  Other Information                                                                                       14

Item 6.  Exhibits and Reports on Form 8-K                                                                        14
         A.   Exhibits
         B.   Reports on Form 8-K

SIGNATURES                                                                                                       15

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                 QRS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                                     JUNE 30,          DECEMBER 31,
                                                                                                       1999                1998
                                                                                                   ------------        ------------
Current assets:
     Cash and cash equivalents ..................................................................  $  47,062           $  36,642
     Marketable securities available for sale                                                          4,334               6,976
     Accounts receivable-net of allowance for doubtful accounts of $1,307 at June 30,1999
       and $1,036 at December 31,1998 ...........................................................     18,967              19,059
     Deferred income tax assets .................................................................        816                 816
     Prepaid expenses and other .................................................................      1,216               1,179
                                                                                                   ------------        ------------

         Total current assets ...................................................................     72,395              64,672
                                                                                                   ------------        ------------

Property and equipment:
     Furniture and fixtures .....................................................................      2,736               2,476
     Equipment ..................................................................................     11,235               9,133
     Leasehold improvements .....................................................................      2,305               2,249
                                                                                                   ------------        ------------
                                                                                                      16,276              13,858

     Less accumulated depreciation ..............................................................      7,280               5,708
                                                                                                   ------------        ------------

         Total ..................................................................................      8,996               8,150

Marketable securities available for sale ........................................................      7,399               1,518
Deferred income tax assets ......................................................................      5,941               1,578
Capitalized product development costs - net of accumulated amortization of $4,431 at
   June 30, 1999 and $3,482 at December 31, 1998 ................................................      4,152               4,136
Intangible assets - net of accumulated amortization of $507 at June 30, 1999 and
   $225 at December 31, 1998 ....................................................................      2,829               2,805
Other assets ....................................................................................        314                 146
                                                                                                   ------------        ------------

     Total assets ...............................................................................  $ 102,026           $  83,005
                                                                                                   ------------        ------------
                                                                                                   ------------        ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...........................................................................  $   8,574           $   7,914
     Accrued incentive ..........................................................................      1,083               1,710
     Income taxes payable .......................................................................        136               1,823
     Accrued vacation ...........................................................................      1,036                 818
     Other accrued liabilities ..................................................................      2,267               1,498
                                                                                                   ------------        ------------

         Total current liabilities ..............................................................     13,096              13,763

Deferred rent and other .........................................................................      1,259               1,288
                                                                                                   ------------        ------------

     Total liabilities ..........................................................................     14,355              15,051
                                                                                                   ------------        ------------

Stockholders' equity:
     Preferred stock - $.001 par value; 10,000,000 shares authorized; none issued and
       outstanding ..............................................................................        - -                 - -
     Common stock - $.001 par value; 20,000,000 shares authorized; 13,442,681 shares issued and 13,404,356 shares outstanding at June 30, 1999; and 12,919,187 shares
       issued and 12,880,862 shares outstanding at December 31, 1998 ............................     78,291              66,002
     Treasury stock; 38,325 shares at June 30, 1999 and December 31, 1998 .......................       (740)               (740)
     Accumulated other comprehensive earnings - unrealized gain (loss) on investments ...........        (51)
                                                                                                                              63
     Retained earnings ..........................................................................     10,171               2,629
                                                                                                   ------------        ------------

         Total Stockholders' equity .............................................................     87,671              67,954
                                                                                                   ------------        ------------

Total liabilities and Stockholders' equity ......................................................  $ 102,026           $  83,005
                                                                                                   ------------        ------------
                                                                                                   ------------        ------------

                 See notes to Consolidated financial statements.

                                 QRS CORPORATION
         CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                           JUNE 30,                           JUNE 30,
                                                                -----------------------------      ------------------------------
                                                                    1999             1998              1999              1998
                                                                ------------     ------------      ------------      ------------
Revenues ....................................................   $     29,540     $     20,830      $     58,884      $     40,864

Cost of revenue .............................................         14,993           11,684            30,174            22,939
                                                                ------------     ------------      ------------      ------------

Gross profit ................................................         14,547            9,146            28,710            17,925

Operating expenses:
     Sales and marketing ....................................          3,844            2,573             8,253             5,366
     Product development ....................................          2,089              950             4,084             1,890
     General and administrative .............................          2,785            1,746             5,267             3,231
                                                                ------------     ------------      ------------      ------------
         Total operating expenses ...........................          8,718            5,269            17,604            10,487
                                                                ------------     ------------      ------------      ------------

Operating earnings ..........................................          5,829            3,877            11,106             7,438

Interest income .............................................            493              556             1,057             1,099
                                                                ------------     ------------      ------------      ------------

Earnings from continuing operations before income taxes .....          6,322            4,433            12,163             8,537

Income taxes ................................................          2,402            1,774             4,621             3,415
                                                                ------------     ------------      ------------      ------------

Earnings from continuing operations after income taxes ......          3,920            2,659             7,542             5,122

Discontinued operations:
     Gain from sale of software and services business .......            - -              - -               - -               896
                                                                ------------     ------------      ------------      ------------

Net earnings ................................................          3,920            2,659             7,542             6,018
                                                                ------------     ------------      ------------      ------------

Other comprehensive earnings:
     Unrealized gain (loss) from marketable securities
       available for sale ...................................           (127)              32              (114)               98
                                                                ------------     ------------      ------------      ------------

Total comprehensive earnings ................................   $      3,793     $      2,691      $      7,428      $      6,116
                                                                ------------     ------------      ------------      ------------
                                                                ------------     ------------      ------------      ------------

Basic earnings per share:
     Continuing operations ..................................   $       0.30     $       0.21      $       0.57      $       0.40
     Discontinued operations ................................            - -              - -               - -      $       0.07
                                                                ------------     ------------      ------------      ------------
     Net earnings per share .................................   $       0.30     $       0.21      $       0.57      $       0.47
                                                                ------------     ------------      ------------      ------------
                                                                ------------     ------------      ------------      ------------

Shares used to compute basic earnings per share .............     13,250,813       12,825,854        13,127,742        12,818,063
                                                                ------------     ------------      ------------      ------------
                                                                ------------     ------------      ------------      ------------

Diluted earnings per share:
     Continuing operations ..................................   $       0.28     $       0.20      $       0.54      $       0.38
     Discontinued operations ................................            - -              - -               - -      $       0.07
                                                                ------------     ------------      ------------      ------------
     Net earnings per share .................................   $       0.28     $       0.20      $       0.54      $       0.45
                                                                ------------     ------------      ------------      ------------
                                                                ------------     ------------      ------------      ------------

Shares used to compute diluted earnings per share ...........     14,050,777       13,339,266        13,902,699        13,356,677
                                                                ------------     ------------      ------------      ------------
                                                                ------------     ------------      ------------      ------------


                 See notes to consolidated financial statements.

                                 QRS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                 ---------------------------
                                                                                                   1999               1998
                                                                                                 --------           --------
Operating activities:
     Net earnings ...........................................................................    $  7,542           $  6,018
     Adjustment to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization ......................................................       2,834              1,575
         Gain from sale of software and services business ...................................           -             (1,494)
         Loss on disposal of assets .........................................................          92                  -
     Changes in:
         Accounts receivable ................................................................          92                664
         Prepaid expenses and other .........................................................         (37)               109
         Deferred income tax assets .........................................................         350              2,708
         Intangible and other assets ........................................................        (474)               (66)
         Accounts payable ...................................................................         660              3,412
         Deferred rent and other ............................................................         (29)              (106)
         Income taxes payable ...............................................................      (1,687)                 -
         Other accrued liabilities ..........................................................         338               (683)
                                                                                                 --------           --------

         Net cash provided by operating activities ..........................................       9,681             12,137
                                                                                                 --------           --------

Investing activities:
     Sales (purchases) of marketable securities - available for sale (net) ..................      (3,353)            12,310
     Purchase of property and equipment .....................................................      (2,519)            (1,747)
     Capitalization of product development costs ............................................        (965)            (1,284)
                                                                                                 --------           --------
         Net cash provided by (used in) investing activities ................................      (6,837)             9,279
                                                                                                 --------           --------

Financing activities:
     Exercise of stock options ..............................................................       7,551                247
     Exercise of stock warrants .............................................................          25                  -
     Purchase of treasury stock .............................................................           -               (843)
                                                                                                 --------           --------
         Net cash provided by (used in) financing activities ................................       7,576               (596)
                                                                                                 --------           --------

Net increase in cash and cash equivalents ...................................................      10,420             20,820
Cash and cash equivalents at beginning of period ............................................      36,642             16,091
                                                                                                 --------           --------

Cash and cash equivalents at end of period ..................................................    $ 47,062           $ 36,911
                                                                                                 --------           --------
                                                                                                 --------           --------
Other cash flow information:
     Taxes paid during the period ...........................................................    $  5,958           $  2,141
                                                                                                 --------           --------
                                                                                                 --------           --------

Noncash financing activities:
     Tax benefit from stock options exercised ...............................................    $  4,713           $    205
     Unrealized gain (loss) on investments ..................................................        (114)                98

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

        The consolidated balance sheet as of June 30, 1999, the consolidated statements of earnings and comprehensive earnings and the consolidated statements of cash flows for the three and six months ended June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made. The consolidated balance sheet as of December 31, 1998 is derived from the Company's audited consolidated financial statements as of that date.

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

        The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results anticipated for the full year.

        Certain reclassifications have been made to the 1998 amounts to conform to the 1999 presentation.

 2.     SUBLEASE LOSS RESERVES

        During the quarter ended March 31, 1998, outstanding matters with regard to the Uniquest bankruptcy were substantially resolved. Accordingly, the Company recognized a gain on sale of software and services business of $1,494,000 less applicable income taxes of $598,000 during the six months ended June 30, 1998. The remaining sublease loss reserve of $480,000 at March 31, 1998 representing the provisions established for nonpayment by Uniquest of future sublease obligations was reclassified to deferred rent and other and is being amortized over the remaining lease term through June 30, 2010.

3.      STOCK OPTIONS AND WARRANTS

        During the first six months of 1999, the Company granted options to purchase 304,125 shares of common stock. Options to purchase 508,494 shares of common stock were exercised with proceeds to the Company of $7,550,466. At June 30, 1999, 2,167,449 shares were subject to outstanding options, of which 732,728 shares were exercisable. On February 15, 1999, the Board of Directors authorized an increase in the number of shares of common stock available for issuance under the 1997 Special Non-Officer Stock Option Plan from 225,000 to 450,000. On May 11, 1999, the stockholders approved additional allocations of 600,000 shares of common stock to the stock option pool under the 1993 Stock Option/Stock Issuance Plan. As of June 30, 1999, stock options to purchase approximately 656,396 shares of common stock were available for future grant under the Company's 1993 Stock Option/Stock Issuance Plan and the 1997 Special Non-Officer Stock Option Plan.

        Warrants issued in connection with a line of credit to purchase 10,134 shares of common stock at $12.33 per share were outstanding at June 30, 1999. These warrants expire upon 30-day notification of the warrant holder. During the quarter ended June 30, 1999, warrants issued in connection with the public offering to purchase 15,000 shares of common stock were exercised.

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

        The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                         --------------------------          -------------------------
                                                            1999            1998                1999           1998
                                                         ----------      ----------          ----------     ----------
       Shares used to compute basic EPS................  13,250,813      12,825,854          13,127,742     12,818,063

       Add:  effect of dilutive securities.............     799,964         513,412             774,957        538,614
                                                         ----------      ----------          ----------     ----------
       Shares used to compute diluted EPS..............  14,050,777      13,339,266          13,902,699     13,356,677
                                                         ----------      ----------          ----------     ----------
                                                         ----------      ----------          ----------     ----------


        On June 10, 1999, the Company's Board of Directors authorized a three-for-two split of the Company's common stock for the Company's stockholders of record as of June 21, 1999. All share and per share amounts have been restated to retroactively reflect the stock split.


5.      TREASURY STOCK

        On April 22, 1997, the Company announced that its Board of Directors has authorized the repurchase from time to time of up to $5 million of its common stock in both open market and block transactions. The Board of Directors authorized a $5 million increase in this repurchase amount on October 16, 1998. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. The Company may discontinue purchases of its common stock at any time that management determines additional purchases are not warranted. During the first six months of 1999, the Company did not repurchase any shares of common stock. The Company has repurchased 90,825 shares since the inception of the buyback program, of which 88,875 shares were repurchased during 1998 for $1,837,000. During the third quarter of 1998, the Company reissued 52,500 shares of treasury stock at $802,000 in connection with the acquisition of businesses.

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

7.      SUBSEQUENT EVENTS

        On July 13, 1999, the Company created a wholly owned United States subsidiary, E-Match, a Delaware corporation.

        On July 23, 1999, the Company acquired the outstanding common shares of Retail Data Services, Inc., a provider of competitive pricing information primarily to grocery retailers. The total acquisition cost was $17,762,610; comprised of $15,000,000 paid in cash and 53,250 shares of common stock valued at $2,762,610. The acquisition will be accounted for as a purchase transaction. Under the terms of the purchase, the Company is required to pay the seller $3,000,000 if revenues from the acquired company meet or exceed certain performance measurements.

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

        GENERAL

        QRS Corporation's (the Company's) products and services are organized and managed as a single product family, which includes Catalog Services, Network Services, Inventory Management Services (IMS), Logistics Management Services (LMS), and Professional Services. The Company derives revenues from five principal and related sources: charges for accessing Catalog Services, fees for utilization of network services including the transmission of standard business documents over a network, IMS fees, LMS fees, and consulting fees. Network Services pricing is based primarily on the volume of characters transmitted and the type of network access utilized. Network Services pricing also incorporates discounts based on volume.

        RESULTS OF OPERATIONS

        The Company's revenues increased by 42% to $29.5 million for the second quarter of 1999, from $20.8 million for the second quarter of 1998. The Company's revenues increased by 44% to $58.9 million during the first six months of 1999, from $40.9 million for the first six months of 1998. This increase was primarily attributable to an increased number of customers, higher usage of Network and Catalog Services, higher yield improvements due to pricing adjustments, additional primetime usage and product improvements. The number of customers increased from 6,331 (226 retailers and 6,105 vendors and carriers) as of June 30, 1998 to 8,034 (270 retailers and 7,764 vendors and carriers) as of June 30, 1999. The number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. Customers increased the number, type and size of transactions transmitted over the network, as well as the utilization of Catalog Services. The Company expanded its product offerings in the Network, IMS and Professional Services product families.

        Cost of sales consists primarily of the cost of purchasing network services and the cost of the Company's data center and technical customer support services. Cost of sales increased by 28%, to $15.0 million for the second quarter of 1999, from $11.7 million for the second quarter of 1998. Cost of sales increased by 32% to $30.2 million for the first six months of 1999, from $22.9 million for the first six months of 1998. The increase was principally due to increases in purchased network services, reflecting growth in Network Services purchased under a long-term contract, discounted based upon a multi-year volume commitment, and an expanded customer support group reflecting growth in customers and products. The gross profit margin was 49% for the second quarter of 1999 compared to 44% for the second quarter of 1998. The margin improvement is due to higher yield improvements and improved pricing on purchased network services partially offset by technical infrastructure expenditures to support newer products.

        Sales and marketing expenses consist primarily of personnel and related costs in the Company's sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased by 49% to $3.8 million for the second quarter of 1999, from $2.6 million for the second quarter of 1998. Sales and marketing expenses increased by 54% to $8.3 million for the first six months of 1999, from $5.4 million for the first six months of 1998. This increase reflects the Company's expansion of its retailer and vendor-specific coverage and growth in its Program Sales and Enablement organization, the group responsible for rapidly enabling trading partners for key hub customers.

        Product development expenses consist primarily of personnel and equipment costs related to research, development and implementation of new services and enhancement of existing services. Product development expenses were $2.1 million for the second quarter of 1999 and $950,000 for the second quarter of 1998. Product development expenses were $4.1 million for the first six months of 1999 and $1.9 million for the first six months of 1998. The Company capitalized product development costs of

        $497,000 and $625,000 for the second quarters of 1999 and 1998, respectively. The Company capitalized product development costs of $965,000 and $1,284,000 for the first six months of 1999 and 1998, respectively. The marginal change in capitalized product development costs in 1999 reflects ongoing research and development activities for new products or products that had reached technological feasibility.

        General and administrative expenses consist primarily of the personnel and related costs of the Company's finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses increased by 60%, to $2.8 million for the second quarter of 1999, from $1.7 million for the second quarter of 1998. General and administrative expenses increased by 63% to $5.3 million for the first six months of 1999, from $3.2 million for the first six months of 1998. This increase was primarily due to increased headcount to support a larger organization and investments in infrastructure.

        Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income was $493,000 and $556,000 for the second quarters of 1999 and 1998, respectively, and $1.1 million for each of the first six months of 1999 and 1998. Changes in interest income reflect the level of average investment balances in each period and a shift from taxable to non-taxable marketable securities.

        As a result of the foregoing, earnings from continuing operations before income taxes increased by 43% to $6.3 million for the second quarter of 1999, from $4.4 million for the second quarter of 1998. Earnings from continuing operations before income taxes increased by 42% to $12.2 million for the first six months of 1999, from $8.5 million for the first six months of 1998.

        Income taxes were $2.4 million and $1.8 million for the second quarter of 1999 and 1998, respectively. Income taxes were $4.6 million and $3.4 million for the first six months of 1999 and 1998, respectively. The 1998 income tax rate for the first six months of 40% approximates the combined effective federal and state income tax rates. The income tax rate forward from the third quarter of 1998 of 38% approximates the combined effective federal and state income tax rates and is expected to be effective for 1999.

        During the first quarter of 1998, outstanding matters with regard to the bankruptcy proceedings of the purchaser of the Company's software and services business were substantially resolved; accordingly, the Company recognized a $1.5 million gain on sale of software and services business, net of applicable income taxes of $600,000 for the first six months of 1998.

        As a result of the foregoing, net earnings increased by 47% to $3.9 million for the second quarter of 1999, from $2.7 million for the second quarter of 1998. Net earnings increased by 25% to $7.5 million for the first six months of 1999, from $6.0 million for the first six months of 1998.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital increased from $50.9 million at December 31, 1998 to $59.3 million at June 30, 1999 primarily due to positive cash flow from operations. Cash, cash equivalents and marketable securities increased from $45.1 million at December 31, 1998 to $58.8 million at June 30, 1999. Total assets increased from $83.0 million at December 31, 1998 to $102.0 million at June 30, 1999 and total liabilities decreased from $15.1 million at December 31, 1998 to $14.4 million at June 30, 1999.

        The increase of $13.7 million in cash, cash equivalents and marketable securities from December 31, 1998 to June 30, 1999 resulted primarily from positive cash flow from operations as well as exercise of stock options.

        On July 23, 1999, the Company acquired the outstanding common shares of Retail Data Services, Inc., a provider of competitive pricing information primarily to grocery retailers. The total acquisition cost was $17,762,610; comprised of $15,000,000 paid in cash and 53,250 shares of common stock valued at $2,762,610. The acquisition will be accounted for as a purchase transaction

        On April 22, 1997, the Company announced that its Board of Directors has authorized the repurchase from time to time of up to $5 million of its common stock in both open market and block transactions.

        The Board of Directors authorized a $5 million increase in this repurchase amount on October 16, 1998. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. The Company may discontinue purchases of its common stock at any time that management determines additional purchases are not warranted. The Company did not repurchase any common stock of the Company during the six months ended June 30, 1999.

        Management believes that the cash resources available at June 30, 1999 and cash anticipated to be generated from future operations will be sufficient for the Company to meet its working capital needs, capital expenditures and common stock repurchases for the next year. The Company has not paid any cash dividends to date and does not intend to pay cash dividends with respect to common stock in the foreseeable future.

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

        INFORMATION TECHNOLOGY SYSTEMS - Based on this evaluation, the Company is upgrading, replacing, and testing many of its IT systems to achieve Year 2000 readiness. Because the Company was founded 11 years ago, the Company believes that its mainframe systems are largely Year 2000 capable, and that upgrading its PC and midrange based systems will require the most of its attention.

        NON INFORMATION TECHNOLOGY SYSTEMS - The Company believes that its non-information technology Year 2000 exposure is relatively low, since the Company's product delivery is primarily executed through modern computer equipment and related technology that does not have dated, embedded chip deployment.

        PRODUCT AND SERVICE OFFERINGS - The Company has completed a Year 2000 assessment of its currently offered products and services. Based on this assessment, the Company believes that its currently offered products and electronic commerce services are Year 2000 ready, or will be ready by the third quarter of 1999 through new product releases or modifications to internal systems. The Company believes that a small percentage of its customers who receive product support from the Company are operating product versions that may not be Year 2000 ready or products or product versions that the Company has replaced or intends to replace with comparable Year 2000 ready products. The Company believes that the majority of these customers are migrating and will continue to migrate to Year 2000 ready versions and products through new releases, which the Company is strongly encouraging. The Company does not believe that customers who license or migrate to Year 2000 ready versions of its products, or customers who purchase the Company's electronic commerce services, will experience any Year 2000 failures caused by such products or services. However, there can be no assurance that the

        Company's expectations and beliefs as to these matters will prove to be accurate. Moreover, the Company's products employ, and the provision of its services requires the use of, systems comprised of third-party hardware and software, some of which may not be Year 2000 ready.

        THIRD PARTY READINESS - The Company has a process in place to assess the Year 2000 readiness of its business critical vendors and customers, and is working with these vendors and customers on Year 2000 readiness issues. There can be no assurances that the systems of other parties upon which the Company relies will be made Year 2000 ready on a timely basis. The Company utilizes third party vendor equipment, telecommunications products and software products. Disruptions with respect to computer systems of vendors or customers, whose systems are outside the control of the Company, could impair the Company's ability to provide services to its customers, and could have a material adverse effect upon the Company's financial condition and results of operations, or require the Company to incur unanticipated expenses to remedy any problems.

        COSTS - The Company expended approximately $425,000 in 1998 and $1,066,000 during the six months ended June 30, 1999 on activities to prepare for Year 2000 readiness. Approximately $155,000 and $181,000, respectively, was for assessments and customer notification, and $270,000 and $885,000 respectively, was for testing and product and infrastructure modifications. The Company currently estimates that it will expend an additional $1,159,000; budgeted primarily under its Information Technology division, prior to January 1, 2000, to modify its in-house information systems, other systems and internally developed software products affected by the Year 2000 issue. The Company estimates that of the remaining costs, 18% will be for assessment and customer notification and 82% will be for testing and modifications. Total Year 2000 readiness costs has increased due to additional work scope. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations and existing cash balances and are being expensed as incurred.

        ADDITIONAL RISKS - Additional aspects of the Year 2000 issue may pose risks to be considered in evaluating the future growth of the Company. Some commentators predict that normal purchasing patterns and trends in the industry may be affected by customers replacing or upgrading applications or systems to address the Year 2000 issue. The Company has not experienced any discernable trend indicating a recent or impending material reduction in demand for the Company's products and services. Furthermore, some commentators have also predicted that a significant amount of litigation may arise out of Year 2000 readiness issues. While the Company has not been subject to any Year 2000 claims or lawsuits to date, there can be no assurance that current or former customers will not bring claims or lawsuits against the Company seeking compensation for losses associated with Year 2000 related failures. A material adverse outcome in a Year 2000 claim or lawsuit could have a material adverse effect on the Company's business, financial condition and results of operations.

        CONTINGENCY PLANING - The Company is developing contingency plans to address those business critical systems that may not be Year 2000 ready, in the event the Company is unable to complete its remedial actions in the planned time frame.

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


The table below presents principal amounts and related weighted average interest rates due by date of maturity for the Company's marketable securities. The Company's guidelines do not permit investments with maturities in excess of 24 months. At June 30, 1999, the weighted average maturity of the marketable securities portfolio was 122 days.

                                          Maturity
                                 --------------------------                    Fair Value at
(Amounts in thousands)              1999             2000           Total      June 30, 1999
----------------------           ----------       ----------      ---------    -------------
Corporate Bonds                  $   1,015                         $ 1,015        $ 1,000
   Average interest rate              5.32%                           5.32%
Government Agencies              $   1,804        $   8,960        $10,764         10,733
   Average interest rate              3.90%            3.86%          3.87%
                                 ----------       ----------      ---------    -------------
Total Investment Portfolio       $   2,819        $   8,960        $11,779        $11,733
                                 ----------       ----------      ---------    -------------
                                                                               -------------
   Average interest rate              4.26%            3.86%          3.97%
                                 ----------       ----------      ---------
                                 ----------       ----------      ---------

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held on May 11, 1999. The following actions were Taken at this meeting:

                                                            ---------------------------------------------------------------
                                                            Affirmative        Negative            Votes             Not
                                                               Votes             Votes            Withheld          Voted
a.       Election of Directors:
             Peter R. Johnson
            Tania Amochaev
            Steven D. Brooks                                  7,736,209            4,629                            997,129
                                                            ---------------------------------------------------------------

b.      Approval of Amendments to the 1993 Stock
        Option/Stock Issuance Plan                            6,096,577        1,636,966             7,295          997,129
                                                            ---------------------------------------------------------------

c.       Ratification of Independent Auditors                 7,730,025            1,432             9,381          997,129
                                                            ---------------------------------------------------------------

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


                                   QRS CORPORATION
                                  ----------------------------------------
                                   (Registrant)


                                   /s/ John S. Simon
                                  ----------------------------------------
August 13, 1999                    John S. Simon
                                   Chief Executive Officer

                                   /s/ Shawn M. O'Connor
                                  ----------------------------------------
August 13, 1999                    Shawn M. O'Connor
                                   President and Chief Operating Officer

                                   /s/ Peter Papano
                                  ----------------------------------------
August 13, 1999                    Peter Papano
                                   Chief Financial Officer and Secretary