Form 10-Q
period 1999-09-30
QRS CORP
filed 1999-11-15
CIK 906551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 0-21958

                                 QRS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      68-0102251
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

1400 MARINA WAY SOUTH, RICHMOND, CA                         94804
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
  X  YES         NO
 ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASSES OF COMMON STOCK            SHARES OUTSTANDING AT SEPTEMBER 30, 1999
---------------------------        ----------------------------------------
Common Stock, $.001 par value                       13,520,826

This document contains 18 pages.

The Exhibit listing appears on Page 17.

                                 QRS CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                                            PAGE
NUMBER                                                                                                      ----
------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.........................  3

         Consolidated Statements of Earnings and Comprehensive Earnings for the Three
         And Nine Months Ended September 30, 1999 and 1998..................................................  4

         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999
         And 1998...........................................................................................  5

         Notes to Consolidated Financial Statements.........................................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations......................................................................................... 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................... 16


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................................. 17

Item 2.  Changes in Securities and Use of Proceeds.......................................................... 17

Item 3.  Defaults upon Senior Securities.................................................................... 17

Item 4.  Submission of Matters to a Vote of Security Holders................................................ 17

Item 5.  Other Information.................................................................................. 17

Item 6.  Exhibits and Reports on Form 8-K................................................................... 17

Exhibits

         A.   Reports on Form 8-K

SIGNATURES.................................................................................................. 18

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 QRS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                       ASSETS
                                       ------
                                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                                           1999               1998
                                                                                      -------------       -------------
Current assets:
     Cash and cash equivalents....................................................        $26,625             $36,642
     Marketable securities available for sale.....................................         13,464               6,976
     Accounts receivable-net of allowance for doubtful accounts of $1,138 at
       September 30,1999 and $1,036 at December 31,1998...........................         20,966              19,059
     Deferred income tax assets...................................................            816                 816
     Prepaid expenses and other...................................................          1,547               1,179
                                                                                      -------------       -------------

         Total current assets.....................................................         63,418              64,672
                                                                                      -------------       -------------

Property and equipment:
     Furniture and fixtures.......................................................          2,963               2,476
     Equipment....................................................................         14,131               9,133
     Leasehold improvements                                                                 3,564               2,249
                                                                                      -------------       -------------
                                                                                           20,658              13,858

     Less accumulated depreciation................................................          8,666               5,708
                                                                                      -------------       -------------

         Total....................................................................         11,992               8,150
                                                                                      -------------       -------------

Marketable securities available for sale..........................................          3,490               1,518
Deferred income tax assets........................................................          4,607               1,578
Capitalized product development costs - net of accumulated amortization of $4,858
   at September 30, 1999 and $3,482 at December 31, 1998..........................          5,071               4,136
Intangible assets - net of accumulated amortization of $1,211 at September 30,
   1999 and $225 at December 31, 1998.............................................         20,904               2,805
Other assets......................................................................            446                 146
                                                                                      -------------       -------------

     Total........................................................................       $109,928             $83,005
                                                                                      =============       =============


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
     Accounts payable.............................................................         $5,046              $7,914
     Accrued incentive............................................................          1,357               1,710
     Income taxes payable.........................................................              -               1,823
     Accrued vacation.............................................................          1,078                 818
     Other accrued liabilities....................................................          4,406               1,498
                                                                                      -------------       -------------

         Total current liabilities................................................         11,887              13,763

Deferred rent and other...........................................................          2,247               1,288
                                                                                      -------------       -------------

     Total liabilities............................................................         14,134              15,051
                                                                                      -------------       -------------

Stockholders' equity:
     Preferred stock - $.001 par value; 10,000,000 shares authorized; none issued
       and outstanding.............................................................            --                  --
     Common stock - $.001 par value; 20,000,000 shares authorized; 13,548,151 shares issued and 13,520,826 shares outstanding at September 30, 1999; and
       12,919,187 shares issued and 12,880,862 shares outstanding at
       December 31, 1998..........................................................         82,210              66,002
     Treasury stock; 27,325 shares at September 30, 1999 and at 38,325
       December 31, 1998..........................................................           (526)               (740)
     Accumulated other comprehensive earnings - unrealized gain (loss) on
       investments................................................................            (80)                63
     Retained earnings............................................................         14,190               2,629
                                                                                      -------------       -------------

         Total Stockholders' equity...............................................         95,794              67,954
                                                                                      -------------       -------------

     Total........................................................................       $109,928             $83,005
                                                                                     ==============       =============

                             See notes to Consolidated financial statements.

                                 QRS CORPORATION
             CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                                     ------------------------    ------------------------
                                                                        1999         1998            1999         1998
                                                                     -----------  -----------    -----------  -----------
Revenues .........................................................     $32,389       $23,618        $91,273      $64,482

Cost of revenues..................................................      16,902        13,319         47,076       36,258
                                                                     -----------  -----------    -----------  -----------

Gross profit......................................................      15,487        10,299         44,197       28,224

Operating expenses:
     Sales and marketing..........................................       3,617         2,881         11,870        8,247
     Product development..........................................       2,551         1,187          6,635        3,077
     General and administrative...................................       2,957         1,823          8,224        5,054
     In-process research and development..........................         963           967            963          967
                                                                     -----------  -----------    -----------  ----------
         Total operating expenses.................................      10,088         6,858         27,692       17,345
                                                                     -----------  -----------    -----------  -----------

Operating earnings................................................       5,399         3,441         16,505       10,879

Interest income...................................................         468           545          1,525        1,644
                                                                     -----------  -----------    -----------  -----------

Earnings from continuing operations before income taxes...........       5,867         3,986         18,030       12,523

Income taxes......................................................       2,205         1,515          6,826        4,930
                                                                     -----------  -----------    -----------  -----------

Earnings from continuing operations after income taxes............       3,662         2,471         11,204        7,593

Discontinued operations:
     Gain from sale of software and services business.............          --            --             --          896
                                                                     -----------  -----------    -----------  -----------

Net earnings......................................................       3,662         2,471         11,204        8,489
                                                                     -----------  -----------    -----------  -----------

Other comprehensive earnings:
     Unrealized gain (loss) from marketable securities
       available for sale.........................................         (29)           68           (143)        166
                                                                     -----------  -----------    -----------  -----------

Total comprehensive earnings......................................      $3,633        $2,539        $11,061       $8,655
                                                                     ===========  ===========    ===========  ===========

Basic earnings per share:
     Continuing operations........................................        $0.27        $0.19           $0.85       $0.59
     Discontinued operations......................................           --           --              --        0.07
                                                                     -----------  -----------    -----------  -----------
     Net earnings per share.......................................        $0.27        $0.19           $0.85       $0.66
                                                                     ===========  ===========    ===========  ===========

Shares used to compute basic earnings per share...................   13,471,029    12,795,773     13,243,357  12,808,859
                                                                     ===========  ===========    ===========  ===========

Diluted earnings per share:
     Continuing operations........................................        $0.26        $0.19           $0.80       $0.57
     Discontinued operations......................................           --           --              --        0.07
                                                                     -----------  -----------    -----------  -----------

     Net earnings per share.......................................        $0.26        $0.19           $0.80       $0.64
                                                                     ===========  ===========    ===========  ===========

Shares used to compute diluted earnings per share.................    14,291,826  13,102,047      14,041,491  13,275,722
                                                                     ===========  ===========    ===========  ===========

                          See notes to consolidated financial statements.

                                 QRS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                             1999             1998
                                                                                        -------------     -------------
Operating activities:
     Net earnings.....................................................................      $11,204            $8,489
     Adjustment to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization................................................        5,329             2,427
         In-process research and development..........................................          963               967
         Gain from sale of software and services business.............................            -              (896)
         Loss on disposal of assets...................................................           92                 -
     Changes in:
         Accounts receivable..........................................................         (815)           (3,514)
         Prepaid expenses and other...................................................         (368)               22
         Deferred income tax assets...................................................        2,544               867
         Intangible and other assets..................................................         (606)             (283)
         Accounts payable.............................................................       (2,868)            4,493
         Deferred rent and other......................................................          (41)              578
         Income taxes payable ........................................................       (1,823)              222
         Other accrued liabilities....................................................          247              (717)
                                                                                        -------------     -------------

         Net cash provided by operating activities....................................       13,858            12,655
                                                                                        -------------     -------------

Investing activities:
     Sales (purchases) of marketable securities - available for sale (net)............       (8,603)           10,645
     Purchase of property and equipment...............................................       (6,689)           (2,389)
     Capitalization of product development costs......................................       (2,311)           (1,872)
     Acquisition of businesses, net of cash acquired and stock issued.................      (14,840)           (2,927)
                                                                                        -------------     -------------
         Net cash provided by (used in) investing activities..........................      (32,443)            3,457
                                                                                        -------------     -------------

Financing activities:
     Exercise of stock options........................................................        8,427               255
     Exercise of stock warrants.......................................................           25                 -
     Contributions from minority interest.............................................          125                 -
     Purchase of fractional shares from stock split...................................           (9)                -
     Purchase of treasury stock.......................................................            -            (1,837)
                                                                                        -------------     -------------
         Net cash provided by (used in) financing activities..........................        8,568            (1,582)
                                                                                        -------------     -------------

Net increase (decrease) in cash and cash equivalents..................................      (10,017)           14,530
Cash and cash equivalents at beginning of period......................................       36,642            16,091
                                                                                        -------------     -------------

Cash and cash equivalents at end of period............................................      $26,625           $30,621
                                                                                        =============     =============

Other cash flow information:
     Taxes paid during the period.....................................................       $6,130            $3,514
                                                                                        =============     =============

Noncash financing activities:
     Tax benefit from stock options exercised.........................................       $5,573              $212
     Unrealized gain (loss) on investments............................................         (143)              166

On July 23, 1999, we acquired the outstanding common shares of Retail Data
Services and its affiliate, RDS, Inc. During the third quarter of 1998, We acquired the assets of Custom Information Systems Corporation and the outstanding common shares of The EDI Connection. The purchase price was allocated, as follows:
     Working capital other than cash..................................................      $(1,329)             $(71)
     Property and equipment...........................................................          212               110
     Goodwill.........................................................................        7,588               736
     Other intangible assets..........................................................       11,169             1,987
     In-process research and development .............................................          963               967
     Other non-current liability......................................................       (1,000)              --
     Less: Common stock issued in connection with acquisitions........................       (2,763)             (802)
                                                                                        -------------     -------------
     Acquisitions, net of cash acquired of $160 and $23 and stock issued..............      $14,840            $2,927
                                                                                        =============     =============

                       See notes to consolidated financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

        Effective May 11, 1998, QuickResponse Services, Inc. changed its corporate name to QRS Corporation.

        Our products and services are organized and managed as a single product family, including Electronic Commerce Services, such as messaging, service bureau, outsourcing and connectivity; Content Services, consisting primarily of the Keystone catalog service; and Application Services, such as price auditing, inventory management (IMS), and logistics management (LMS) services. We derive revenues from three principal and related sources: fees for utilization of network services including the transmission of standard business documents over a network, monthly charges for accessing content services, and subscription and usage fees for application services.

        On July 13, 1999, we formed a wholly owned United States subsidiary, eMatch, Inc., a Delaware corporation.

        The consolidated balance sheet as of September 30, 1999, the consolidated statements of earnings and comprehensive earnings and the consolidated statements of cash flows for the three and nine months ended September 30, 1999 and 1998, have been prepared by us without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made. The consolidated balance sheet as of December 31, 1998 is derived from our audited consolidated financial statements as of that date.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. It is suggested that these interim consolidated financial statements be read in conjunction with the annual audited consolidated financial statements and notes thereto included in Our Form 10-K for the year ended December 31, 1998.

        The preparation of our consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual amounts may differ from such estimates.

        The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results anticipated for the full year.

        Certain reclassifications have been made to the 1998 amounts to conform to the 1999 presentation.

2.      ACQUISITIONS

        On July 23, 1999, we completed the acquisition of all the outstanding capital stock of Retail Data Services, Inc. and RDS, Inc. (collectively, "RDS"). The total acquisition cost was $21,183,820; comprised of $15,000,000 paid in cash; $3,000,000 in deferred compensation to the seller; 53,250 shares of common stock valued at $2,762,610 of which 11,000 shares of common stock were issued from our treasury account; liabilities assumed of $171,210 and $250,000 in transaction costs related to the acquisition. Under the terms of the Agreement, we are required to pay $2,000,000 and $1,000,000 in March 2000 and 2001,
        respectively to the seller if revenue from the acquired business meets or exceeds certain levels in 1999 and 2000. Management has determined, based on the results of our analysis that it is highly probable that revenue from the acquired business will exceed the established levels, and accordingly, the deferred payments to the seller have been included in the acquisition cost. The acquisition was accounted for as a purchase transaction.

        The purchase price has been allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as determined by an independent appraisal. The financial statements reflect the preliminary allocation of the purchase price, as estimates of certain direct costs and liabilities associated with the transaction have not yet been finalized. The fair value of the assets acquired and liabilities assumed, based on the preliminary allocation of the purchase price, is summarized as follows (in thousands):

         Cash....................................................................         $15,000
         Estimated fair value of common stock issued..............................          2,763
         Accrued transaction costs................................................            250
         Deferred compensation to seller..........................................          3,000
                                                                                      -----------
                   Total purchase price...........................................        $21,013
                                                                                      ===========

         Preliminary allocation of purchase price:
          Goodwill...............................................................          $7,588
          Current technology.....................................................           4,190
          Customers list and trademark...........................................           3,757
          Fair value of other intangible assets..................................           1,687
          Assembled workforce....................................................           1,535
          In-process research and development....................................             963
          Accounts receivable....................................................           1,092
          Property and equipment.................................................             212
          Cash...................................................................             160
          Liabilities assumed....................................................            (171)
                                                                                      -----------
                Total allocation of purchase price...............................         $21,013
                                                                                      ===========

         The amount allocated to in-process research and development of $963,000 was charged to expense during the three and nine months ended September 30, 1999 as no alternative future uses existed for the research projects at the acquisition date.

         The following unaudited pro forma financial results of QRS and RDS for the nine month period ended September 30, 1999 and 1998 give effect to the acquisition of RDS as if the acquisition had occurred on January 1, 1999 (the first day of fiscal 1999) and January 1, 1998, (the first day of fiscal 1998) and includes adjustments (amortization of goodwill, in-process research and development charge, decrease in interest income from the use of cash and the related income tax adjustments) directly attributable to the acquisition and expected to have a continuing impact on the combined company. The unaudited pro forma financial information has been prepared based on preliminary estimates of certain direct costs and liabilities associated with the transaction, and amounts actually recorded may change upon final determination of such amounts. Specifically, additional information is expected to be obtained for accrued expenses related to the acquisition.

         The unaudited pro forma financial results are provided for comparative purposes only and are not necessarily indicative of what our actual results would have been had the forgoing transaction been consummated on such dates, nor does it give effect to the synergies, cost savings and other charges expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of our results of operations as of the date hereof or for any period ended on the date hereof or for any other future date or period.

        Unaudited Pro Forma Financial Information (in thousands, except per share amounts):

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                              ----------------------------
                                                                                 1999               1998
                                                                              -----------        ----------
         Revenues.................................................            $    96,493        $   70,545

         Earnings from continuing operations......................                  9,403             5,823
         Discontinued operations..................................                      -               896
                                                                              -----------        ----------
         Net earnings.............................................            $     9,403        $    6,719
                                                                              ===========        ==========
         Earnings per share - basic:
         Earnings from continuing operations......................            $      0.71        $     0.45
         Discontinued operations..................................                      -              0.07
                                                                              -----------        ----------
         Net earnings.............................................            $      0.71        $     0.52
                                                                              = =========        ==========

         Shares used to compute basic earnings per share..........             13,283,148        12,862,109
                                                                             ============        ==========

         Earnings per share - diluted:
         Earnings from continuing operations......................            $      0.67        $     0.44
         Discontinued operations..................................                      -              0.07
                                                                              -----------        ----------
         Net earnings.............................................            $      0.67        $     0.51
                                                                              ===========        ==========

         Shares used to compute diluted earnings per share........             14,081,282        13,328,972
                                                                              ===========        ==========

         Basic and diluted pro forma earnings per share was calculated based on our outstanding common stock at September 30, 1999 and 1998, which reflects a 3 for 2 stock split and 53,250 shares of our common stock issued in connection with the acquisition of RDS.

         During the third quarter of 1998, we acquired the assets of Custom Information Systems Corporation and the outstanding common shares of the EDI Connection, both service bureaus. The total acquisition cost was $4,152,000, comprised of $2,950,000 paid in cash, 35,000 of common stock valued at $802,000 issued from our treasury stock account, liabilities assumed of $194,000 and $206,000 in transaction costs related to the acquisitions. The acquisitions were accounted for as purchase transactions. In connection with the acquisitions and in conjunction with our capitalized software policies, $967,000 of the purchase price was allocated to in-process research and development and, as technological feasibility had not been established and no alternative future uses existed at the acquisition dates, charged to expense. We allocated $3,185,000 of the purchase price to current assets, property and equipment and intangible assets. The amounts allocated to current assets and property and equipment were based on the fair market value of the related assets and the amounts allocated to intangible assets were determined on the basis of the appraised value of the related intangible assets. The appraisal techniques included certain assumptions, including, the extent, character and utility, the income generating or cost-savings attributes, the nature and timing of the functional or economic obsolescence and the relative risk and uncertainty associated with an investment in intangible assets.

         The intangible assets are being amortized using the straight-line method for periods between three and seven years.

3.       SUBLEASE LOSS RESERVES

         During the quarter ended March 31, 1998, outstanding matters with regard to the Uniquest bankruptcy were substantially resolved. Accordingly, we recognized a gain on sale of software and services business of $1,494,000 less applicable income taxes of $598,000 during the nine months ended September 30, 1998. The remaining sublease loss reserve of $480,000 at March 31, 1998 representing the provisions established for nonpayment by Uniquest of future sublease obligations was reclassified to deferred rent and other and is being amortized over the remaining lease term through June 30, 2010.

4.      STOCK OPTIONS AND WARRANTS

        During the first nine months of 1999, we granted options to purchase 367,325 shares of common stock. Options to purchase 571,898 shares of common stock were exercised with proceeds to the Company of $8,427,000. At September 30, 1999, 2,153,460 shares were subject to outstanding options, of which 706,284 shares were exercisable. On February 15, 1999, the Board of Directors authorized an increase in the number of shares of common stock available for issuance under the 1997 Special Non-Officer Stock Option Plan from 225,000 to 450,000. On May 11, 1999, the stockholders approved additional allocations of 600,000 shares of common stock to the stock option pool under the 1993 Stock Option/Stock Issuance Plan. As of September 30, 1999, stock options to purchase approximately 642,520 shares of common stock were available for future grant under our 1993 Stock Option/Stock Issuance Plan and the 1997 Special Non-Officer Stock Option Plan.

        Warrants issued in connection with a line of credit to purchase 10,134 shares of common stock at $12.33 per share were outstanding at September 30, 1999. These warrants expire upon 30-day notification of the warrant holder. During the quarter ended June 30, 1999, warrants issued in connection with the public offering to purchase 15,000 shares of common stock were exercised.

5.      EARNINGS PER SHARE

        We calculate basic earnings per share (EPS) and diluted EPS in accordance with SFAS No. 128 "Earnings per Share". Basic EPS is calculated by dividing net earnings for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

        The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                  -----------------------------      -----------------------------
                                                       1999           1998                1999           1998
                                                  --------------  -------------      --------------  -------------
       Shares used to compute basic EPS             13,471,029      12,795,773          13,243,357     12,808,859

       Add:  effect of dilutive securities             820,797         306,274             798,134        466,863
                                                  --------------  -------------      --------------  -------------

       Shares used to compute diluted EPS           14,291,826      13,102,047          14,041,491     13,275,722
                                                  ==============  =============      ==============  =============

        On June 10, 1999, our Board of Directors authorized a three-for-two split of our common stock for our stockholders of record as of June 21, 1999. All share and per share amounts have been restated to retroactively reflect the stock split.

6.      TREASURY STOCK

        On April 22, 1997, we announced that our Board of Directors has authorized the repurchase from time to time of up to $5 million of our common stock in both open market and block transactions. The Board of Directors authorized a $5 million increase in this repurchase amount on October 16, 1998. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. During the first nine months of 1999, we did not repurchase any shares of common stock. We have repurchased 90,825 shares since the inception of the buyback program, of which 88,875 shares were repurchased during 1998 for $1,837,000. During the third quarter of 1998, we reissued 52,500 shares of treasury stock valued at $802,000 in connection with the acquisition of businesses. On July 23, 1999, we reissued 11,000 shares of treasury stock valued at $571,000 in connection with the acquisition of RDS.

7.      COMMITMENTS

        Currently, our headquarters facility and data center is located in Richmond, California. We have leases and lease extensions to cover space expansion until June 30, 2010. Additionally, we lease office space in Torrance, California and New York, New York for two service bureaus and in Richmond, Virginia for our operations acquired from Retail Data Services. Finally, Tradeweave entered into a five-year lease commencing October 1, 1999 for approximately 20,000 square feet of office space in the south of Market Steet area of San Francisco, California.

        Effective July 1, 1999, the Retail Management and Business Partner Agreements with IBM were modified and the termination dates were extended by one year to December 31, 2001. The minimum gross revenue commitment for the term of the contracts was increased from $250,000,000 to $335,000,000 in consideration of an increase in the applicable discounts and an increase in professional fees. We recognized professional fee revenue of $875,000 and $750,000 for the nine months ended September 30, 1999 and 1998, respectively .


8.     SUBSEQUENT EVENTS

        On October 22, 1999 eMatch changed its corporate name to Tradeweave, Inc. a Delaware corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF INTENSE COMPETITION IN THE ELECTRONIC COMMERCE BUSINESS, OUR DEPENDENCE ON KEY RETAILERS, OUR ABILITY TO SUCCESSFULLY INTRODUCE NEW PRODUCTS AND SERVICES, OUR DEPENDENCE ON THE AT&T/IBM GLOBAL NETWORK AND OTHER RISK FACTORS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. IN ADDITION, WE COMPLETED THE ACQUISITION OF RDS ON JULY 23, 1999, WHICH AFFECTS THE COMPARABILITY OF OUR FINANCIAL RESULTS (SEE NOTE 2 TO CONSOLIDATED FINANCIAL STATEMENTS).

        GENERAL

        QRS Corporation's products and services are organized and managed as a single product family, which includes electronic commerce services, content services, and applications services. We derive revenues from three principal and related sources: fees for utilization of network services including the transmission of standard business documents over a network primarily based on the volume of characters transmitted, charges for accessing catalog services, and subscription and usage fees for application services.


        RESULTS OF OPERATIONS

        Our revenues increased by 37% to $32.4 million for the third quarter of 1999, from $23.6 million for the third quarter of 1998. Our revenues increased by 42% to $91.3 million during the first nine months of 1999, from $64.5 million for the first nine months of 1998. This increase was primarily attributable to an increased number of customers, higher usage of eCommerce and content services, pricing adjustments, additional primetime usage and enhancements to our services. The number of customers increased from 7,427 (231 retailers and 7,196 vendors and carriers) as of September 30, 1998 to 8,430 (389 retailers and 8,041 vendors and carriers) as of September 30, 1999. The number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. Customers increased the number, type and size of transactions transmitted over the network, as well as the utilization of content services. We expanded our service offerings in eCommerce, content and application services.

        Cost of revenues consists primarily of the cost of purchasing network services and the cost of our data center and technical customer support services. Cost of revenues increased by 27%, to $16.9 million for the third quarter of 1999, from $13.3 million for the third quarter of 1998. Cost of revenues increased by 30% to $47.1 million for the first nine months of 1999, from $36.3 million for the first nine months of 1998. The increase was principally due to increases in purchased network services, reflecting growth in network services purchased under a long-term contract, discounted based upon a multi-year volume commitment, and an expanded customer support group reflecting growth in customers and products. The gross profit margin was 48% and 44% for the third quarter of 1999 and 1998, respectively. The margin improvement is due to higher yield improvements and improved pricing on purchased network services partially offset by technical infrastructure expenditures to support newer services.

        Sales and marketing expenses consist primarily of personnel and related costs in our sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased by 26% to $3.6 million for the third quarter of 1999, from $2.9 million for the third quarter of 1998. Sales and marketing expenses increased by 44% to $11.9 million for the first nine months of 1999, from $8.2 million for the first nine months of 1998. This increase reflects our expansion of retailer and vendor-specific coverage and growth in our Program Sales and Enablement organization, the group responsible for rapidly enabling trading partners for key hub customers.

        Product development expenses consist primarily of personnel and equipment costs related to research, development and implementation of new services and enhancement of existing services. Product development expenses were $2.6 million for the third quarter of 1999 and $1.2 million for the third quarter of 1998. Product development expenses were $6.6 million for the first nine months of 1999 and $3.1 million for the first nine months of 1998. The increase was primarily attributable to the development and enhancement of our content and application services. We capitalized product development costs of $1.3 million and $588,000 for the third quarter of 1999 and 1998, respectively. We capitalized product development costs of $2.3 million and $1.9 million for the first nine months of 1999 and 1998, respectively. The change in capitalized product development costs in 1999 reflects significantly higher research and development activities for new products or products that had reached technological feasibility.

        General and administrative expenses consist primarily of the personnel and related costs of our finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses increased by 62%, to $3.0 million for the third quarter of 1999, from $1.8 million for the third quarter of 1998. General and administrative expenses increased by 63% to $8.2 million for the first nine months of 1999, from $5.1 million for the first nine months of 1998. This increase was primarily due to increased investments in infrastructure and increased headcount to support a larger organization.

        On July 23, 1999, we completed the acquisition of all the outstanding capital stock of Retail Data Services, Inc. and RDS, Inc. (collectively, "RDS"). The total acquisition cost was $21.2 million; comprised of $15.0 million paid in cash; $3.0 million in deferred compensation to the seller; 53,250 shares of common stock valued at $2.8 million of which 11,000 shares of common stock were issued from our treasury account; liabilities assumed of $171,000 and $250,000 in transaction costs related to the acquisition. Under the terms of the Agreement, we are required to pay $2.0 million and $1.0 million in March 2000 and 2001, respectively to the seller if revenue from the acquired business meets or exceeds certain levels in 1999 and 2000. Management has determined, based on the results of our analysis that it is highly probable that revenue from the acquired business will exceed the established levels, and accordingly, the deferred payments to the seller have been included in the acquisition cost. The acquisition cost was allocated to the estimated fair value of assets acquired based on an independent appraisal and reflects the write-off of $963,000 of in-process research and development as no alternative future uses existed for these research projects at the acquisition date. The acquisition was accounted for as a purchase transaction.

        During the third quarter of 1998, we acquired the assets of Custom Information Systems Corporation and the outstanding common shares of the EDI Connection, both service bureaus. The total acquisition cost was $4.2 million, comprised of $3.0 million paid in cash, 35,000 of common shares valued at $802,000 issued from the treasury stock account, liabilities assumed of $194,000 and $206,000 in transaction costs related to the acquisitions. The acquisitions were accounted for as purchase transactions. In connection with the acquisitions and in conjunction with our capitalized software policies, $967,000 of the purchase price was allocated to in-process research and development and, as technological feasibility had not been established and no alternative future uses existed at the acquisition dates, charged to operations. We allocated $3,185,000 of the purchase price to current assets, property and equipment and intangible assets. The amounts allocated to current assets and property and equipment were based on the fair market value of the related assets and the amounts allocated to intangible assets were determined on the basis of the appraised value of the related intangible assets. The appraisal techniques included certain assumptions, including, the extent, character and utility, the income generating or cost-savings attributes, the nature and timing of the functional or economic obsolescence and the relative risk and uncertainty associated with an investment in intangible assets.

        Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income was $468,000 and $545,000 for the third quarter of 1999 and 1998, and $1.5 million and $1.6 million for the first nine months of 1999 and 1998, respectively. Changes in interest income reflect the level of average investment balances in each period and a shift from taxable to non-taxable marketable securities. On July 23, 1999, we utilized $15.0 million in cash to acquire RDS and during the third quarter of 1998 we utilized $3.0 million in cash to acquire The EDI Connection and Custom Information Systems Corporation, both service bureaus.

        As a result of the foregoing, earnings from continuing operations before income taxes increased by 47% to $5.9 million for the third quarter of 1999, from $4.0 million for the third quarter of 1998. Earnings from continuing operations before income taxes increased by 44% to $18.0 million for the first nine months of 1999, from $12.5 million for the first nine months of 1998.

        Income taxes were $2.2 million and $1.5 million for the third quarter of 1999 and 1998, respectively. Income taxes were $6.8 million and $4.9 million for the first nine months of 1999 and 1998, respectively. The 1998 income tax rate for the first six months of 40% approximates the combined effective federal and state income tax rates. The income tax rate forward from the third quarter of 1998 of 38% approximates the combined effective federal and state income tax rates and is expected to be effective for 1999.

        During the first quarter of 1998, outstanding matters with regard to the bankruptcy proceedings of the purchaser of our software and services business were substantially resolved; accordingly, we recognized a $1.5 million gain on sale of software and services business, net of applicable income taxes of $600,000 for the first nine months of 1998.

        As a result of the foregoing, net earnings increased by 48% to $3.7 million for the third quarter of 1999, from $2.5 million for the third quarter of 1998. Net earnings increased by 32% to $11.2 million for the first nine months of 1999, from $8.5 million for the nine months of 1998.


        LIQUIDITY AND CAPITAL RESOURCES

        Our working capital increased from $50.9 million at December 31, 1998 to $51.7 million at September 30, 1999 primarily due to net positive cash flow from operations, which was partially offset by $15.0 million in cash used to purchase RDS. Cash, cash equivalents and marketable securities decreased from $45.1 million at December 31, 1998 to $43.6 million at September 30, 1999. Total assets increased from $83.0 million at December 31, 1998 to $109.9 million at September 30, 1999 and total liabilities decreased from $15.1 million at December 31, 1998 to $14.0 million at September 30, 1999.

        The decrease of $1.5 million in cash, cash equivalents and marketable securities from December 31, 1998 to September 30, 1999 resulted primarily from the use of $15.0 in cash to purchase RDS, net of positive cash flow from operations as well as exercise of stock options.

        On April 22, 1997, we announced that our Board of Directors has authorized the repurchase from time to time of up to $5 million of our common stock in both open market and block transactions. The Board of Directors authorized a $5 million increase in this repurchase amount on October 16, 1998. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. We did not repurchase any of our common stock during the nine months ended September 30, 1999.

        Management believes that the cash resources available at September 30, 1999 and cash anticipated to be generated from future operations will be sufficient to meet our working capital needs, capital expenditures and common stock repurchases for the next year. We have not paid any cash dividends to date and do not intend to pay cash dividends with respect to common stock in the foreseeable future.


        YEAR 2000 READINESS

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

        We have conducted an evaluation of the actions necessary to confirm that our business critical computer and other systems will be able to function without disruption with respect to the application of dating systems in the Year 2000. This evaluation was conducted with the assistance of consulting services. The completed deliverable from that review is a detailed Year 2000 readiness plan.

        Our plan objective is to achieve an uninterrupted transition into the Year 2000. The scope of the Year 2000 plan includes: (1) information technology ("IT") such as software and hardware, (2) non-IT systems or embedded technology such as micro-controllers contained in various safety systems, facilities and utilities, and (3) readiness of key third parties, including suppliers and customers. Our remedial actions are scheduled for completion in the fourth quarter of 1999. However, there can be no assurance that the remedial actions being implemented will be completed by the time necessary to avoid Year 2000 compliance problems.

        INFORMATION TECHNOLOGY SYSTEMS - Based on this evaluation, we are upgrading, replacing, and testing many of our IT systems to achieve Year 2000 readiness. Because we were founded 11 years ago, we believe that our mainframe systems are largely Year 2000 capable, and that upgrading our PC and midrange based systems will require most of our attention.

        NON INFORMATION TECHNOLOGY SYSTEMS - We believe that our non-information technology Year 2000 exposure is relatively low, since our product delivery is primarily executed through modern computer equipment and related technology that does not have dated, embedded chip deployment.

        PRODUCT AND SERVICE OFFERINGS - We have completed a Year 2000 assessment of our currently offered products and services. Based on this assessment and remediation completed through the third quarter of 1999, we believe that our currently offered products and electronic commerce services are Year 2000 ready, or will be ready by December 15, 1999 through new product releases or modifications to internal systems. We believe that a small percentage of our customers who receive product support from us are operating product versions that may not be Year 2000 ready or products or product versions that we have replaced or intend to replace with comparable Year 2000 ready products. We believe that the majority of these customers are migrating and will continue to migrate to Year 2000 ready versions and products through new releases, which we are strongly encouraging. We do not believe that customers who license or migrate to Year 2000 ready versions of our products, or customers who purchase our electronic commerce services, will experience any Year 2000 failures caused by such products or services. However, there can be no assurance that our expectations and beliefs as to these matters will prove to be accurate. Moreover, our products employ, and the provision of our services requires the use of, systems comprised of third-party hardware and software, some of which may not be Year 2000 ready.

        THIRD PARTY READINESS - We have a process in place to assess the Year 2000 readiness of our business critical vendors and customers, and are working with these vendors and customers on Year 2000 readiness issues. There can be no assurances that the systems of other parties upon which we rely will be made Year 2000 ready on a timely basis. We utilize third party vendor equipment, telecommunications products and software products. Disruptions with respect to computer systems of vendors or customers, whose systems are outside our control, could impair our ability to provide services to our customers, and could have a material adverse effect upon our financial condition and results of operations, or require us to incur unanticipated expenses to remedy any problems.

        COSTS - We expended approximately $425,000 in 1998 and $2.0 million during the nine months ended September 30, 1999 on activities to prepare for Year 2000 readiness. Approximately $155,000 and $300,000, respectively, was for assessments and customer notification, and $270,000 and $1.7 million respectively, was for testing and product and infrastructure modifications. We currently estimate that we will expend an additional $300,000, budgeted primarily under our Information Technology division, prior to January 1, 2000, to modify our in-house information systems, other systems and internally developed software products affected by the Year 2000 issue. We estimate that of the remaining costs, 5% will be for assessment and customer notification and 95% will be for testing and modifications. Total Year 2000 readiness costs have increased due to additional work scope. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations and existing cash balances and are being expensed as incurred.

        ADDITIONAL RISKS - Additional aspects of the Year 2000 issue may pose risks to be considered in evaluating our future growth. Some commentators predict that normal purchasing patterns and trends in the industry may be affected by customers replacing or upgrading applications or systems to address the Year 2000 issue. We have not experienced any discernable trend indicating a recent or impending material reduction in demand for our products and services. Furthermore, some commentators have also predicted that a significant amount of litigation may arise out of Year 2000 readiness issues. While we have not been subject to any Year 2000 claims or lawsuits to date, there can be no assurance that current or former customers will not bring claims or lawsuits against us seeking compensation for losses associated with Year 2000 related failures. A material adverse outcome in a Year 2000 claim or lawsuit could have a material adverse effect on our business, financial condition and results of operations.

        CONTINGENCY PLANING - We are developing contingency plans to address those business critical systems that may not be Year 2000 ready, in the event we are unable to complete our remedial actions in the planned time frame.

        We believe that the most reasonably likely worst case scenario is that a small number of vendors and/or customers will have lingering Year 2000 compliance problems, resulting in additional support for these customers, and the substitution of a higher number of software vendors than currently anticipated. As a part of the assessment process, we will develop contingency plans for those business critical vendors or large customers who are either unable or unwilling to develop remedial plans to become Year 2000 ready. We expect that these plans will involve the acceleration of our Year 2000 readiness activity and the application of additional resources. It is expected that these contingency plans will be in place by December 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk associated with changes in interest rates relates primarily to our investment portfolio of marketable securities. We do not use derivative financial instruments in our investment portfolio. The stated objectives of our investment guidelines are to preserve principal, meet liquidity needs and deliver maximum yield subject to the previous conditions. The guidelines limit maturity, limit concentration, and limit eligible investments to high credit quality U.S. issuers, such as the U.S. Treasuries and agencies of the U.S. Government, and highly rated banks and corporations. Our marketable securities profile includes only those securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents principal amounts and related weighted average interest rates due by date of maturity for our marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At September 30, 1999, the weighted average maturity and interest rate of the marketable securities portfolio was 255 days and 4.12%, and the cost and the fair value of the marketable securities were $17,030,000 and $16,954,000, respectively. The marketable securities mature in year 2000.

                                            MATURITY
                                     --------------------                       FAIR VALUE AT
(Amounts in thousands)                1999          2000         TOTAL       SEPTEMBER 30, 1999
-------------------------------      -------      -------       --------     -------------------
Corporate Bonds                      $   0        $     0       $     0          $     0
   Average interest rate              0.00%          0.00%         0.00%
Government Agencies                  $   0        $17,030       $17,030          $16,954
   Average interest rate              0.00%          4.12%         4.12%
                                     -----        -------       -------          -------
Total Investment Portfolio           $   0        $17,030       $17,030          $16,954
                                     -----        -------       -------          =======
   Average interest rate              0.00%          4.12%         4.12%
                                     =====        =======       =======

FOREIGN CURRENCY RISK

We have no significant investments outside the United States and do not have material foreign currency risk.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
                  None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  On July 23, 1999, we issued 53,250 shares of our common stock of which 11,000 shares of common stock were issued from our treasury account. On August 20, 1999, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to permit the resale of the outstanding shares issued in connection with the acquisition of RDS.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  A. EXHIBITS
EXHIBIT
NUMBER   DESCRIPTION

10.53 # Letter Amendment to International Business Partner Agreement and Change Authorization to Retail Management Agreement dated August 31, 1999 between Registrant and International Business Machines Corporation.
27.1              Financial Data Schedule

# Confidential treatment has been granted with respect to portions of this document

                  B. REPORTS ON FORM 8-K

                  We filed a Current Report on Form 8-K dated July 23, 1999 describing, pursuant to Item 2, an agreement to acquire all of the issued and outstanding shares of RDS, and its affiliate, RDS Inc. On October 5, 1999, we filed an amendment to the Form 8-K, which included, pursuant to Item 7, the financial statements of RDS and pro forma information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.


                              QRS CORPORATION
                              -------------------------------------
                              (Registrant)


                              \s\ John S. Simon
                              -------------------------------------
November 15, 1999             John S. Simon
                              Chief Executive Officer

                              \s\ Shawn M. O'Connor
                              -------------------------------------
November 15, 1999             Shawn M. O'Connor
                              President and Chief Operating Officer

                              \s\ Peter Papano
                              -------------------------------------
November 15, 1999             Peter Papano
                              Chief Financial Officer and Secretary