Form 10-K405
period 1999-12-31
QRS CORP
filed 2000-03-29
CIK 906551

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

YES     X      NO
     -------        -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 29, 2000 was approximately $1,343,823,000 based upon the closing price of $94.375 for shares of the Registrant's common stock as reported by the Nasdaq National Market). Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of February 29, 2000: 14,239,180

                       DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the following documents are incorporated by reference into this Report on Form 10-K where indicated:

     1. QRS Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 11, 2000, Part III.

The exhibit index appears on Pages 51-53

QRS CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I

ITEM 1            Business.........................................................................................     3

ITEM 2            Facilities.......................................................................................    15

ITEM 3            Legal Proceedings................................................................................    16

ITEM 4            Submission of Matters to a Vote of Security Holders..............................................    16

PART II

ITEM 5            Market for Registrant's Common Equity and Related Stockholder Matters............................    17

ITEM 6            Selected Financial Data..........................................................................    18

ITEM 7            Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................................................    19

ITEM 7a           Quantitative and Qualitative Disclosures About Market Risk.......................................    24

ITEM 8            Financial Statements.............................................................................    25

ITEM 9            Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.............................................................................    46

PART III

ITEM 10           Directors and Executive Officers of the Registrant...............................................    47

ITEM 11           Executive Compensation...........................................................................    49

ITEM 12           Security Ownership of Certain Beneficial Owners and Management...................................    49

ITEM 13           Certain Relationships and Related Transactions...................................................    50

PART IV

ITEM 14           Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................    51

                  SIGNATURES.......................................................................................    54

                                     PART I

ITEM 1.  BUSINESS

        EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING OUR INTENT, BELIEF OR CURRENT EXPECTATIONS. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, AND OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE LISTED UNDER "BUSINESS--RISK FACTORS" AND ELSEWHERE HEREIN, AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN OUR REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

We are a leading provider of business-to-business electronic commerce ("B2B eCommerce") services to the retail industry. Our services help our retailer, vendor, manufacturer and carrier customers leverage information, electronic networks, and Internet technologies to anticipate and respond to consumer demand more rapidly, manage inventory levels, coordinate activity among trading partners, and reduce operating costs. Our services provide a network and the functionality that enables retailers and their trading partners to transact business, share information, and collaborate on market and operational decisions. Our services, which we deliver and can be accessed over the Internet and proprietary networks, are organized into four major categories:

- eCommerce Services, which enable companies to collaborate with their trading partners and electronically exchange critical business documents

- Content Services, which enable companies to leverage important product information in their business operations, primarily using QRS KEYSTONE, the retail industry's largest database of U.P.C.s.

- Application Services, which enable companies to access hosted applications to manage inventory and logistics operations and to utilize market research to analyze competitive pricing information

- Marketplace Services, which provide an Internet marketplace to trade and auction first-run and excess merchandise

We market our services as a comprehensive family that provides our customers with a single, integrated source for implementing B2B eCommerce practices.

Our business is subject to various risks and uncertainties that are described herein under "Risk Factors."

We were incorporated in California in 1985 and reincorporated into Delaware in October 1997. Except as otherwise noted, all references to "we" and "us" include the subsidiaries of the Company.

INDUSTRY BACKGROUND

         THE GLOBAL RETAIL INDUSTRY

The retail industry is one of the world's largest and most complex sectors. According to a recent industry study by Euromonitor, worldwide retail sales exceeded $6.5 trillion in 1997, and the U.S. Department of Commerce estimated retail sales in the United States to be in excess of $2.7 trillion in 1998. The retail industry is also highly fragmented, composed of many buyers and sellers ranging from large national retailers to specialty retailers and independent operators, as well as thousands of suppliers, manufacturers and distributors. Due to the fragmentation and the industry's low growth rate, competition for retail customers is intense. The retail industry is also characterized by a wide array of products, product options and short product life cycles. In addition, an increasing number of shopping venues, such as retail stores, outlet malls, mail order catalogs and the Internet, are available to consumers. As a result, participants in the retail industry are focused on quickly responding to consumer demand and operating as efficiently as possible to preserve margins.

         IMPACT OF THE INTERNET AND GROWTH OF B2B ECOMMERCE

The rapid adoption of the Internet is transforming the retail industry. With over 140 million users at the end of 1998, growing to over 500 million users by 2003, as estimated by International Data Corporation, the Internet is not only dramatically changing how businesses and individuals communicate, share information and engage in commerce but it is expected to create a substantial market for Internet-based retailing. This will result in new retail market entrants, more consumer options and an increase in the overall level of competition.

The Internet is also accelerating the adoption of B2B eCommerce. Until recently, B2B eCommerce primarily occurred through the exchange of information over proprietary networks. The Internet, however, offers a more open, universally accessible business communications platform at a much lower cost than these networks. As Internet reliability, speed and security improve, and as the number of businesses that connect to the Internet increase, more retailers are beginning to use the Internet to execute transactions, create online trading communities, and exchange information with customers, suppliers and distributors.

The Internet also allows retailers to expand access to new and existing customers and suppliers. Historically, retailers have relied on their sales forces and purchasing departments to develop and maintain customer and supplier relationships. However, this model is constrained by the time and cost required to exchange product, price, and other information while cost-effectively locating new customers and suppliers and managing existing relationships. The Internet provides a platform for retailers to efficiently exchange product and industry information with their trading partners and to reach a global audience, including suppliers, customers and business partners.

The Internet's substantial growth also creates market opportunities for participants in the retail industry to streamline their supply chain by replacing inefficient paper-based processes, upon which many retailers are still heavily dependent, with eCommerce practices. The result is lower costs, decreased inventory levels and improved productivity. Finally, the Internet allows retailers and their trading partners to access real-time, accurate information regarding products and prices, as well as shipping, packaging, labeling and other trading requirements; thereby potentially increasing operational efficiency by reducing the time, costs and resources required to transact business. They also lower inventory levels and improve responsiveness to customers and suppliers.

         IMPLEMENTATION OF B2B ECOMMERCE SERVICES

We believe retailers and their trading partners are implementing B2B eCommerce services in several ways, as described below.

Retailers and their trading partners are taking advantage of advances in data communications technologies and the availability of public networks to transmit electronically transaction documents, such as purchase orders, invoices and shipping instructions. The electronic exchange of documents facilitates rapid and uniform communications among retailers, suppliers, transportation services and financial institutions. It also reduces the opportunity for clerical error. The transformation of paper records to an electronic format facilitates data storage and analysis. Electronic exchange typically relies on common message formats and standards ranging from electronic data interchange (EDI) to extensible markup language (XML).

Retail companies are also automating their merchandise management practices by installing networked point of sale terminals to verify product prices and track merchandise and inventory levels automatically. These capabilities, along with the rapid adoption of bar coding technologies, have led to the adoption of a standardized product identification, numbering and communication format, known as the universal product code or U.P.C. The use of U.P.C. data greatly increases the efficiency with which retailers and vendors can mark, track and exchange detailed product information. Today, for example, the average department store carries more than one million products and product options at a time, and the largest can carry as many as five million. Each retailer's products are produced by hundreds, or in some cases thousands, of independent vendors. Importantly, when U.P.C. data is used in conjunction with electronic document exchange, retailers benefit through more accurate, secure and timely information exchange.

In addition, participants in the retail industry are using software applications that leverage the data collected through eCommerce. These applications analyze the data to assist in managing and optimizing the flow of products between trading partners by managing inventory levels and replenishment as well as product distribution and procurement. By collaborating with their trading partners, we believe retail industry participants can achieve greater operating efficiencies and improve their time to market.

Finally, retailers are leveraging the global availability, ease of use, and low cost of web browsers and other Internet technologies to create new business opportunities. Both new and established retailers are moving aggressively to offer products over the Internet. These retailers are using the Internet to reach customers outside of their local markets and quickly target a global audience. In addition, retail industry participants are beginning to recognize the Internet as a more efficient platform to exchange products and industry information with their trading partners.

QRS SERVICES

Our services are designed to enable retailers, vendors, manufacturers, and carriers to implement B2B eCommerce practices. Our services provide a network between retailers and their trading partners as well as value-added functionality that enables them to transact business, share information, and collaborate on decisions regarding consumer demand, forecasting, inventory management, production, and logistics. Our services are often integrated with our customers' back-end and supply chain management systems in order to deliver greater benefits and efficiencies.

Our services, which we deliver and can be accessed over the Interent and proprietary networks, are organized into four major categories (described more completely below), and are marketed as a comprehensive family that provides our customers with a single, integrated source for implementing B2B eCommerce practices. However, select services may be implemented on a stand-alone basis and expanded incrementally, thereby allowing customers to integrate functions as needed within their organizations. The following chart summarizes our services.

CATEGORY                           SERVICE                                 DESCRIPTION
-----------------------------      -----------------------------------     -------------------------------------------
eCommerce Services                 QRS ALLIANCE                            Allows our customers to electronically
                                                                           exchange business documents with their
                                                                           partners.

                                   QRS CONCOURSE                           Provides network connectivity for our
                                                                           electronic commerce services.

                                   QRS QUICKSTEP                           Allows smaller vendors and manufacturers
                                                                           to engage in eCommerce over the Internet.

                                   QRS PASSKEY                             Allows smaller retailers to engage in
                                                                           eCommerce over the Internet.

                                   QRS EC SERVICE BUREAU                   Enables any business to engage in
                                                                           eCommerce.

Content Services                   QRS KEYSTONE                            Provides access to our database of
                                                                           product information with over 71
                                                                           million items.

Application Services               QRS IMS                                 Allows vendors and manufacturers to
                                                                           leverage sales and inventory information
                                                                           for reporting, analysis and forecasting
                                                                           purposes.

                                   QRS LMS                                 Provides logistics information to improve
                                                                           the flow of merchandise and inventory
                                                                           management.

                                   RDS                                     Researches and manages data by collecting
                                                                           verifying and analyzing competitive
                                                                           retail pricing, promotion, and distribution
                                                                           information.

Marketplace Services               TRADEWEAVE                              Provides an Internet marketplace to trade
                                                                           and auction first-run and excess merchandise.

ECOMMERCE SERVICES: Our eCommerce services provide a comprehensive solution for retailers and their trading partners to collaborate and exchange critical business documents electronically. Electronic exchanges reduce administrative costs and improve the timeliness of information by automating the transmission of orders and reducing paper-based processes that often result in inaccuracies due to human error. By transforming paper documents into an electronic format, our services also enable more effective data analysis and more cost-effective data storage.

Our eCommerce services include QRS ALLIANCE, which provides document exchange and messaging services; QRS CONCOURSE, which provides a foundation for B2B eCommerce through reliable and cost-effective network connectivity using dial-up and leased lines; QRS QUICKSTEP, which is used by small vendors and manufacturers to trade with their large retailers; QRS PASSKEY, which is used by small retailers to trade with their large vendors (QRS QUICKSTEP and QRS PASSKEY, are both services that use Windows-based applications to enable business documents to be created and transmitted electronically over the Internet); QRS EC SERVICE BUREAU, which is an outsourced service for electronically sending and receiving business documents that helps our customers adopt B2B eCommerce without investing in in-house systems and expertise.

CONTENT SERVICES: Our content services enable companies to leverage important product information in their business operations. Our customers use QRS Keystone to access in real-time the retail industry's largest database of U.P.C. product codes, with over 71 million items from more than 2,300 vendors covering a broad range of retail categories including hard lines, soft goods and grocery. QRS KEYSTONE classifies products by name, merchandise classification, style number and U.P.C., as well as by size, color, and other relevant characteristics. Product information is protected and is available only to trading partners approved by the vendor or manufacturer. Our vendor and manufacturer customers update QRS KEYSTONE on a regular basis. Typically, over 30% of the product information is updated or changed monthly. We have developed proprietary software and other methodologies to ensure the accuracy of the product information. There are four methods for vendors and retailers to access QRS' U.P.C. database: QRS KEYSTONE GENESIS, the original mainframe interface; QRS KEYSTONE FOR WINDOWS, a Windows-based interface; QRS KEYSTONE REALTIME, a proprietary computer-to-computer interface; and QRS KEYSTONE WEB, a web-based interface.

APPLICATION SERVICES: Our application services enable companies to access, over the Internet or a proprietary network, software applications used to support their operations. We host our services and provide our customers with a high level of security and back-up and operational support 24 hours a day, seven days a week. Our customers benefit by reducing their upfront information technology investments and implementation times and by gaining access to sophisticated software applications that they otherwise may not have been able to afford.

Our application services include QRS IMS, QRS LMS and RDS. QRS IMS allows retailers and vendors to leverage sales and inventory information for reporting, analysis, and forecasting activities. As a result, both retailers and vendors can improve their inventory management. With QRS IMS, retailers and vendors can track product sales on a daily basis by product, size, color and specific store location. QRS IMS provides companies online access to their trading partners' sales and inventory information in order to facilitate collaboration, better merchandising decisions, and quick response to consumer demand. In particular, QRS IMS provides retailers and vendors with information on how specific products are selling, thereby helping reduce stock-outs and excess inventory. As of December 31, 1999, approximately 50 retailers, including Federated Department Stores, May Company, Sears and Dillard Department Stores supplied the system with daily sales information.

QRS LMS provides logistics information to improve the flow of merchandise and facilitate the task of inventory management. With QRS LMS, retailers and vendors can track products and shipments. As a result, companies can provide better customer service by notifying trading partners of delivery delays. QRS LMS also assists customers in reducing distribution cycle time, improving transportation management, and notifying affected trading partners of impending delays or disruptions in deliveries. In addition, QRS LMS maintains historical information in a centralized location that allows trading partners to evaluate carrier performance and efficiency. We provide QRS LMS as a hosted service which customers can access over the Internet or a proprietary network.

RDS is a national market research and data management service that collects, verifies and analyzes competitive pricing, promotion, and distribution information. Our services include in-store collection of retail prices, scanned price verification and pricing data analysis. Through our services, grocery retailers analyze competitive pricing information in order to make better informed inventory management decisions. RDS provides services to over 110 grocery retailers, including Kroger, Albertson's, Wal-Mart and Safeway. RDS provides grocery retailers with insight into their operations as well as their competitiveness.

MARKETPLACE SERVICES: Our recently introduced marketplace services initiative, Tradeweave, provides retailers and vendors with an efficient Internet marketplace to trade and auction first-run and excess merchandise. Buyers, which may include retailers, distributors and agents, can search a large database of products, compare product attributes, order products from multiple suppliers, track order status and receive invoices online. At the same time, sellers have access to a broad universe of potential buyers. This maximizes the value of their inventory by reducing the need for costly mark-downs and controlling the inventory disposal process. Tradeweave automates the entire selling and buying process from product listing and ordering to invoicing and payment.

Historically, the disposal of excess merchandise in the retail industry has been an inefficient process, often leading to costly mark-downs or unsold products. By attracting a broad range of buyers and sellers, Tradeweave provides an efficient platform to dispose of and purchase excess merchandise. In addition, Tradeweave allows for a tiered-auction process, where sellers can auction their excess merchandise to a pre-selected first tier of buyers before offering the unsold items to additional tiers of buyers. Tradeweave also allows retail industry participants to trade first-run merchandise and access information about inventory and product availability in real-time.

CUSTOMERS

As of December 31, 1999, almost 400 retailers and 8,450 manufacturers, vendors and carriers, representing various segments of the retail industry, utilize our services, including 12 of the 15 largest U.S. retailers and 16 of the 20 largest U.S. grocery chains based on revenues. Our customers include Federated Department Stores, Dillard Department Store, Saks, Wal-Mart, Kroger, Safeway, Albertson's, Sears, The Gap, Nike, Liz Claiborne, Levi Strauss & Co., Estee Lauder, Nine West, Warnaco, Tommy Hilfiger Sportswear and Polo/Ralph Lauren.

The Company provides services and generates revenues by enabling certain hub customers and their trading partners to conduct business over the Company's network. Due to the large number of trading partners that transact business with each other, including one or more hub customers, the difficulty of allocating trading partner network services to individual hub customers, and the differences in the manner in which hub customers and trading partners allocate the cost of network services among each other, the Company cannot precisely attribute revenues to particular trading relationships. While the Company continues to refine its estimation techniques, the Company believes that no individual customer or hub customer trading partnership exceeded 10% of total revenues for any of the three years in the period ended December 31, 1999.

SALES AND MARKETING

We have a comprehensive marketing program that includes print advertising, public relations campaigns, direct mailings, industry events including industry conventions, trade shows, user groups, analyst programs, and speaking engagements. We also use our website to enhance our market presence and generate additional leads.

We sell our services primarily in the United States and Canada through our field sales force and our telesales group. Our field sales force targets and works with large customers, primarily large retailers, to facilitate and standardize their B2B eCommerce processes with their trading partners.

When large retailers or vendors use our services they typically require their trading partners also to use our services to transact with them. Large retailers or vendors can have thousands of trading partners. Once a large retailer or vendor becomes a customer, our telesales group then contacts their trading partners to explain our services and enable them to transact with the retailer or vendor. We seek a commitment from the retailer to sponsor a collaborative program aimed at creating a minimum of 100 trading partnerships through QRS.

Sales prospects are drawn from a wide range of industry contacts, including retail industry conventions, trade shows, technology user groups and referrals. Our direct sales force employs a consultative approach, focusing upon establishing the benefits of our services to senior management, including chief executive officers, senior merchandising and MIS executives.

We have also developed cooperative vendor marketing programs to extend the reach of our services from existing vendor customers to their retailers.

CUSTOMER SUPPORT

We provide comprehensive integration, training, and support services for our customers. We also provide presale, consulting services to potential customers. We employ experienced software development and customer service personnel to assist customers in implementing and using our B2B eCommerce services. Our goal is to ensure successful and rapid deployment and high levels of customer satisfaction by facilitating open communications to quickly identify, analyze and solve problems. We operate a 24-hour hotline for customers and have a program to regularly contact our customers to ensure customer satisfaction, currency of catalog data, and maximization of trading partner opportunities. Other forms of customer support services include e-mail and web-based support, documentation and updates.

IBM RELATIONSHIP

We do not operate our own value-added network and have formed a strategic alliance with IBM to outsource our network operation. In addition, QRS and IBM signed a retail industry marketing agreement under which we provide to IBM certain professional services related to the retail industry. IBM charges us for the network services used by our customers. We recently amended our agreement with IBM to provide for the purchase of $335 million of network services over a four-year period ending December 31, 2001. These charges are subject to specified volume discounts and allowances. The agreement includes specified annual minimum purchases and a graduated adjustment charge if total purchases fall below the total minimum amount.

In April 1999, AT&T purchased IBM's Global Network and corporate networking business. The services we purchase from IBM under our agreement include both network connectivity and eCommerce related value added services. We have continued to acquire our network service requirements pursuant to the terms of our agreement with IBM with the delivery of a portion of these services provided by AT&T.

DATA CENTER

We operate our primary data center at our Richmond, California offices. The data center operates 24 hours a day, seven days a week, and is connected to our network provider through three leased data circuits in two routings to ensure availability. The data center consists primarily of leased mainframe, client/server, disk storage, tape drive, and other peripheral technology to provide online, batch, and back-up operations. Customer and content data is backed up and shipped off-site daily. Our facility and data center are both secured with controlled access doors, and the data center is equipped with a Halon fire protection system, an uninterrupted power supply, and a diesel generator permitting 24 hours of continuous electrical power. The data center has a separate isolated power source from the remainder of the facility. We have also contracted for an alternative operations facility in the event of physical disaster.

SERVICE AND PRODUCT DEVELOPMENT

In order to compete actively in the B2B eCommerce services market, we will invest in the development of new and existing services and supporting technology. We have designed our service infrastructure to yield significant benefits to our customers in performance, scalability, availability and reliability. We are focused on the development and upgrading of our services technology and architecture. We are not involved with the development, maintenance and operation of the IBM value-added network.

In 1997, 1998 and 1999, we expensed $4.4 million, $4.3 million and $8.6 million of product development costs and capitalized $1.3 million, $2.6 million and $5.8 million for the development and enhancement of our services. Capitalized product development costs are amortized over three years.

PROPRIETARY RIGHTS

We regard certain features of our software and documentation as proprietary information and rely on a combination of contract, copyright, trademark, trade secret laws, and other measures for its protection. Although data provided to us by our vendor customers is not proprietary to us, we seek to protect our product information database through copyright laws. We have no patents, and existing copyright laws afford only limited protection.

EMPLOYEES

At December 31, 1999, we had 460 full-time employees, including:

-        48 in service and product development
-        117 in operations
-        82 in sales and marketing
-        157 in customer support
-        56 in management, administration and finance

In addition, we employ 555 part-time employees, primarily in connection with RDS. We also use contractors from time to time as our business requires.

Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and we consider our employee relations to be good.

RISK FACTORS

OUR OPERATING RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER.

Our future quarterly operating results may vary, and we could experience reduced levels of earnings or losses in one or more quarters. Fluctuations in our quarterly operating results could result from a variety of factors, including:

-        changes in the demand for our services
-        changes in our pricing policies or those of our competitors
-        market acceptance of new and enhanced versions of our services
-        changes in operating expenses
-        changes in our strategy
-        introduction of alternative technologies by our competitors
-        effect of potential acquisitions
-        industry and general economic factors

We have limited or no control over many of these factors. Due to all of these factors and other risks discussed in this report, your period-to-period comparisons of our results of operations may not reflect our future performance.

OUR MARKETPLACE SERVICES ARE EVOLVING, AND WE CANNOT BE SURE THEY WILL BE SUCCESSFUL.

We are continuing to expand the breadth of our B2B eCommerce services through our marketplace services initiative. In particular, we have introduced Tradeweave, an Internet marketplace designed to facilitate the trade and auction of first-run and excess merchandise. Tradeweave is new and unproven, and we cannot assure you that it will be successful. Some of our existing customers have agreed to participate in Tradeweave. None of these customers are obligated to buy or sell any retail merchandise through Tradeweave. As a result, we cannot assure you that these or any of our other customers will trade or auction first-run or excess retail merchandise.

The implementation of Tradeweave has and is expected to continue to require significant investment of both financial and management resources, and the expenses related to Tradeweave have had and we expect will continue to have an adverse impact on our operating results and earnings for the near term. We expect that our operational and development costs related to Tradeweave will increase significantly as we invest in infrastructure and product development, and increase the sales and marketing efforts. We do not expect to derive significant revenue from these services in the near future. The success of Tradeweave will require, among other things, broad market acceptance by our existing and future customers. If Tradeweave does not generate sufficient revenues to achieve and maintain profitability, our investment in Tradeweave could adversely affect our operating results and earnings in future quarters. If our operating results and earnings fall below the expectations of public market analysts and investors, the trading price of our common stock is likely to decline.

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR CUSTOMERS' CONTINUING ACCEPTANCE OF OUR B2B ECOMMERCE SERVICES.

Currently, our revenues are derived from the use of our B2B eCommerce services by retailers and their trading partners. As a result, the success of our business depends upon:

- our current customers' adoption and acceptance of additional services that we currently offer and will offer in the future

- our ability to attract new customers and their acceptance of our current and future service offerings

The retail industry is often characterized as being conservative in its approach to adopting new technologies. Many of our customers are new to the use of B2B eCommerce practices and may not have sufficient resources or properly trained personnel to utilize our services. If we are unable to increase customer acceptance of our current service offerings and achieve market acceptance of our future service offerings, our business, financial condition, and results of operations will be materially adversely affected.

THE MARKET FOR B2B ECOMMERCE SERVICES IS INTENSELY COMPETITIVE.

We compete with a number of companies providing B2B eCommerce services as well as companies providing software and services to the retail industry. We believe the principal factors on which we compete include:

-        breadth and quality of services
-        price
-        customer base
-        customer service and support
-        retail industry focus, presence and knowledge
-        product, merchandise and other related content
-        enabling inter-enterprise relationships

Many of our existing and potential competitors have financial, marketing or technological resources that exceed our own resources, and we cannot assure you that we will be able to compete successfully. Competition may affect our ability to gain new customers and retain and expand business with our existing customers. It may also affect the range of services we can offer to our customers.

We expect competition to increase as more companies enter the market and existing competitors continue to change and expand their service offerings. In addition, in-house systems and third-party software providers are also significant competitors to our services. Some of our potential competitors have longer operating histories, larger customer bases, and greater brand recognition in B2B eCommerce markets than we do. In addition, other companies may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies. As a result, some of our competitors with other revenue or investment sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can, which may adversely affect our business. Furthermore, some of our competitors, in particular Internet companies, may not be bound by investors' expectations of earnings and, therefore, may be able to allocate more resources to grow their Internet operations.

NEW TECHNOLOGY COULD MAKE OUR EXISTING SERVICES OBSOLETE.

The market for B2B eCommerce services is characterized by rapidly changing technology and continuously evolving standards. To be successful, we must adapt by continually improving the performance, features, and reliability of our services or else our services may become obsolete. We cannot assure you that we will be able to respond in a timely manner to technological changes. The ability of competitors to incorporate evolving standards and technologies successfully into new services may make our services noncompetitive. Technological changes could force us to lower the price of our services. If we fail to adapt to or incorporate new standards or technology, it may have a material adverse effect on our business and results of operations.

WE DEPEND ON IBM FOR MOST OF OUR ECOMMERCE SERVICES AND FOR A SUBSTANTIAL PORTION OF OUR REVENUES.

Since 1988, we have used the IBM value-added network, or VAN, as the network platform over which we provide customers with most of our eCommerce services. We depend on the IBM VAN for a substantial part of our revenues, and such dependence is expected to continue and last through the term of our contract, which expires December 31, 2001. Because we have no right to control the maintenance and operation of the IBM VAN, we do not control decisions that could have a material adverse impact on the operation of the VAN and consequently, on our business and results of operations. In addition, if IBM becomes unable or unwilling to provide VAN services, we would either have to provide these services directly or arrange for a third party to provide such services. We cannot assure you that we would be able to do so on a timely basis, if at all, or that the costs of any such arrangements would not materially adversely affect our business and results of operations. Disruption or unavailability of the IBM VAN may have a material adverse effect on our business and results of operations.

IBM currently charges us for our use of its network and messaging services by our customers. In the event that IBM decides to increase the prices that it charges us or reduces the amount of discounts or allowances after our current contract expires, we may not be able to pass along these changes to our customers. If we are unable to do so, our business and results of operations could be materially adversely affected. We have an agreement with IBM to purchase $335 million of network services over a four-year period ending December 31, 2001. This amount is subject to specified volume discounts and allowances. The agreement includes specified annual minimum purchases and a graduated adjustment charge if total purchases fall below the minimum amount. We cannot assure you that we will meet the minimum purchase requirements, and if we do not do so, we will have to pay more for IBM's network and messaging services and our revenues may be adversely affected. We met our purchase commitment for 1998. However, we did not meet our annual purchase commitment in 1999 and recorded an adjustment for $120,000. It is uncertain whether we will meet our purchase commitment in 2000 and 2001.

IBM AND AT&T COULD DECIDE TO COMPETE AGAINST US.

In April 1999, AT&T purchased IBM's Global Network and corporate networking business. We have continued to receive our network services pursuant to the terms of our IBM agreements. If AT&T markets IBM network services to the retail industry or directly to our customers or permits one or more of our competitors to use and remarket IBM's network services to the retail industry, our business and results of operations could be materially adversely affected. IBM and AT&T are free to compete against us, and we cannot assure you that IBM and AT&T will not choose to compete with us in the future. If AT&T or IBM were to become a competitor, our business and results of operations may be materially adversely affected.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR GROWTH.

We have experienced significant revenue growth as we have added new retailers and vendors, increased the number of trading partnerships and increased the size of QRS KEYSTONE, our product information database. Maintaining profitability during a period of expansion will depend, among other things, on our ability to manage effectively our operations. More recently, we have significantly increased our service offerings and customers both through internal growth and acquisitions. In particular, we expect Tradeweave to require significant additional expansion of our operations, employees, and infrastructure. If we are unable to manage our growth effectively, it may have a material adverse effect on our business and results of operations.

OUR SUCCESS DEPENDS UPON OUR ABILITY TO ATTRACT, TRAIN AND RETAIN KEY PERSONNEL.

Our success depends significantly upon the performance of our executive officers and other key employees. We also need to attract, train, retain, and motivate technical, managerial, and marketing personnel. Competition for qualified personnel is intense, particularly with respect to Internet product and service personnel. We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. If we lose key personnel or fail to recruit necessary additional personnel, our business and results of operations may be materially adversely affected.

FAILURE TO EXPAND THE INTERNET INFRASTRUCTURE COULD LIMIT OUR FUTURE GROWTH.

We increasingly rely on the Internet for the delivery of our services. The recent growth in Internet traffic has caused frequent periods of decreased performance. If Internet usage continues to grow rapidly, its infrastructure may not be able to support these demands and its performance and reliability may decline. If outages or delays on the Internet occur frequently or increase in frequency, overall Internet usage, including usage of our services, could grow more slowly or decline. Our ability to deliver services through the Internet to customers is ultimately limited by and depends upon the speed and reliability of both the Internet and our customers' internal networks. Consequently, the growth of the market for our services, particularly Tradeweave, depends upon improvements being made to the entire Internet as well as to our individual customers' networking infrastructures to alleviate overloading and congestion. If these improvements are not made, our customers' ability to utilize our services will be hindered, and our business and results of operations may suffer.

OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO INTRODUCE NEW SERVICES IN A TIMELY MANNER.

Our future growth depends on our successful and timely introduction of new services in existing and emerging markets. We cannot assure you that we will successfully complete development or that if such development is completed, our planned introduction of these services will gain market acceptance or will meet the technical or other requirements of potential customers. To provide our services, we rely on complex software, which may contain undetected errors or failures. Software errors or delays could result in loss of, or delay in, market acceptance of our services, which may have a material adverse effect on our business, results of operations, and financial condition.

WE DEPEND ON SEVERAL KEY CUSTOMERS FOR OUR BUSINESS.

We provide services and generate revenues by enabling certain of our key retail customers and their trading partners to conduct business over our network. Estimated revenues attributable to all of the billings of any one of these customers and its trading partners may exceed 10% of our total revenues in future quarters. In addition, the retail industry has recently experienced significant consolidation. If any of our retailer customers consolidate, it could adversely affect our revenues. In addition, our customers could elect either to develop their own B2B eCommerce services or to transfer all or a significant portion of their activities to one of our competitors, which could have a material adverse effect on our business and results of operations.

DAMAGE TO OUR DATA CENTER FACILITY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

Our content and application services, such as QRS KEYSTONE, run on a computer system contained in our data center facility in Richmond, California. The data center is located in a single facility and we have no present intention of establishing an additional data center in a separate location. However, we have arranged for use of off site computer facilities, if necessary, and have taken other precautions to protect ourselves and our customers from events that could interrupt delivery of our services. These precautions include off-site storage of back-up data, fire protection, and physical security systems, an early warning detection, and Halon fire extinguishing system. Notwithstanding these precautions, we cannot assure you that a fire, earthquake, or other natural disaster affecting the data center would not disable our computer system. Our data center routes through independent AT&T hubs in San Francisco and Los Angeles. In the event that service through these locations is interrupted, we have back-up access through AT&T's Seattle hub. Any significant damage to our data center or disruption of its connectivity to the IBM VAN network and/or AT&T network could have a material adverse effect on our business and results of operations.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY AND INFORMATION.

We rely on a combination of copyright, trade secret, and trademark laws and nondisclosure agreements to protect our proprietary rights. Existing copyright laws afford only limited protection and we may not be able to police unauthorized use of our services, and proprietary technology, and information. Unauthorized third parties may be able to copy our services or otherwise obtain and use our proprietary technology and information. For example, if a competitor were able to duplicate the information contained in our product information database, our business could be adversely affected. Further, the laws of certain countries in which our services may be distributed may not protect our services and intellectual rights to the same extent as the laws of the United States. If unauthorized third parties obtain and use our proprietary technology and information, our business and results of operations may be materially adversely affected.

FUTURE ACQUISITIONS OR INVESTMENTS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

We have made acquisitions in the past and we expect to acquire complementary businesses or technologies in the future. The success of any acquisition will depend upon, among other things, our ability to:

- identify and evaluate the proposed acquisition of complementary businesses or technologies
-        complete the acquisition on reasonable terms
-        obtain any necessary financing
- integrate effectively the acquired personnel, operations or technologies
-        retain customers and motivate key personnel

An acquisition could cause a distraction of our management and employees, an increase in our expenses, an assumption of additional debt, and/or an issuance of equity which could be dilutive to existing stockholders, and expose us to the risk that we will fail to successfully implement the acquisition. This may materially and adversely affect our results of operations and financial condition.

OUR STOCK PRICE MAY FLUCTUATE SUBSTANTIALLY.

The market price of our common stock has fluctuated significantly since the initial public offering of our common stock in August 1993. The market price of our common stock could be subject to significant fluctuations in the future based on factors including:

-        announcements of new services by us or by our competitors
-        fluctuations in our quarterly financial results
-        fluctuations in our competitors' quarterly financial results
- changes in analysts' estimates of our financial performance or our failure to meet these estimates
- conditions in the Internet commerce, information services, and high technology industries
-        conditions in the financial markets

The stock market in general has experienced extreme price and volume fluctuations which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies. Many technology companies, including QRS, have recently experienced historic highs in the market price of their equity securities. We cannot assure you that the market price of our common stock will not decline substantially from such historic highs or will not otherwise continue to experience significant fluctuations in the future.

RESIDUAL PROBLEMS RELATING TO THE YEAR 2000 COULD NEGATIVELY AFFECT OUR
BUSINESS.

We completed the tasks we believed were necessary to confirm that our business critical computer and other systems are able to function without disruption with respect to the application of dating systems in Year 2000. There were no significant product delivery or internal systems issues reported over the Year 2000 transition. Although we believe that all appropriate steps have been taken to address Y2K readiness, there can be no guarantee that undetected errors or defects associated with Year 2000 date functions will prevent a material adverse impact on the results of operations and financial condition.

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY MAKE A TAKEOVER MORE DIFFICULT.

We are a Delaware corporation. The Delaware General Corporation Law contains certain provisions that may make a change in control of our company more difficult or prevent the removal of incumbent directors. In addition, our certificate of incorporation and bylaws contain provisions that have the same effect. Under our agreement with Tradeweave, Inc., Peter R. Johnson and Garth Saloner, the demand registration right of the minority stockholders of Tradeweave, Inc. is affected by a change of control of QRS. Any of these provisions may have a negative impact on the price of our common stock, may discourage third-party bidders from making a bid for QRS or may reduce any premiums paid to our stockholders for their common stock.

ITEM 2.  FACILITIES

We lease approximately 158,000 square feet of office space in Richmond, California for our corporate headquarters. Of this total, leases with respect to 111,000 square feet expire on June 30, 2010 and a lease for the remaining 47,000 square feet expires on June 30, 2011. We lease approximately 20,000 square feet of office space in San Francisco, California. This lease expires in October 2004. We also lease approximately 28,500 square feet of office space in New York City, New York. A lease with respect to 10,000 square feet expires on April 1, 2007 and a lease for the remaining 18,500 square feet expires on March 1, 2010. Finally, we lease additional office space in Torrance, California; New York City, New York; and Richmond, Virginia. We believe that our current and future facilities and extension agreements are adequate for our level of business and growth requirements.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common Stock has been traded in the over-the-counter market on the Nasdaq National Market under the symbol QRSI since our initial public offering in August 1993. According to records of our transfer agent, we had approximately 163 stockholders of record as of February 29, 2000. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of the Common Stock. On July 13, 1999, the outstanding Common Stock of the Company split on a three for two basis. The following table sets forth the low and high closing sales prices of the Company's Common Stock for the two-year period ended December 31, 1999:

PERIOD ENDED                                                 LOW             HIGH
-----------------------------------------------------     --------------    ------------
For the Year ended December 31, 1998:
   First Quarter                                             $22.17          $35.67
   Second Quarter                                             19.54           34.50
   Third Quarter                                              18.00           25.13
   Fourth Quarter                                             14.25           32.00
For the Year ended December 31, 1999:
   First Quarter                                              27.92           42.83
   Second Quarter                                             31.25           56.58
   Third Quarter                                              44.00           64.13
   Fourth Quarter                                             47.75          105.00

DIVIDEND POLICY

Our policy has been to reinvest earnings to fund future growth. Accordingly, we have paid no cash dividends on our Common Stock and do not anticipate declaring dividends on our Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         YEARS ENDED DECEMBER 31,
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            ---------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                    1999(1)          1998(1)             1997              1996             1995(1)
                                            ---------------    -------------     -------------    ---------------    --------------
Revenues                                       $124,705           $91,926           $71,632          $56,746            $42,134
Operating earnings                               20,876            16,116            12,639            9,442              2,479
Earnings from continuing
   operations before income taxes                22,887            18,267            14,625           11,019              3,961
Income tax expense                                8,057             7,113             5,850            4,408              1,574
Minority interest                                   (89)                -                 -                -                  -
Discontinued operations -
   Gain from sale of software and
   services business (2)                              -               896                 -                -                  -
                                            ---------------    -------------     -------------    ---------------    --------------
Net earnings                                    $14,919           $12,050            $8,775           $6,611             $2,387
                                            ===============    =============     =============    ===============    ==============

Basic earnings per share (3):
   Continuing operations                          $1.12             $0.87             $0.69            $0.53              $0.19
   Discontinued operations                            -              0.07                 -                -                  -
                                            ---------------    -------------     -------------    ---------------    --------------
   Net earnings per share                         $1.12             $0.94             $0.69            $0.53              $0.19
                                            ===============    =============     =============    ===============    ==============

Diluted earnings per share (3):
   Continuing operations                          $1.05             $0.84             $0.67            $0.51              $0.19
   Discontinued operations                            -              0.07                -                 -                  -
                                            ---------------    -------------     -------------    ---------------    --------------
   Net earnings per share                         $1.05             $0.91             $0.67            $0.51              $0.19
                                            ===============    =============     =============    ===============    ==============

(1) 1999, 1998 and 1995 results include the write-off of purchased in-process research and development of $963,000, $967,000 and $4,318,000, respectively. See Note 5 to Consolidated Financial Statements.

(2)   See Note 6 to Consolidated Financial Statements.

(3) Earnings per share for 1998, 1997, 1996 and 1995 have been restated to retroactively reflect the three-for-two stock split. See Note 2 to Consolidated Financial Statements.

                                                                         DECEMBER 31,
                                                                        (IN THOUSANDS)
                                     -------------------------------------------------------------------------------------
BALANCE SHEET DATA                       1999              1998              1997              1996             1995
                                     --------------    --------------    -------------     -------------    --------------
Working capital                           $61,524           $50,909          $42,544           $29,416           $30,248
Total assets                              126,955            83,005           64,002            55,946            46,592
Stockholders' equity                      104,214            67,954           54,729            43,570            35,430

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING OUR INTENT, BELIEF, OR CURRENT EXPECTATIONS. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, AND OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE LISTED UNDER "BUSINESS--RISK FACTORS" AND ELSEWHERE HEREIN, AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN OUR REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

Our products and services are organized and managed as a single product family, including eCommerce Services, such as messaging, service bureau, outsourcing and connectivity; Content Services, consisting primarily of the QRS Keystone catalog service; and Application Services, such as price auditing (RDS), inventory management services (IMS), logistics management services (LMS) and marketplace services (Tradeweave) that is expected to generate revenue in 2000. We derive revenues from three principal and related sources: fees for utilization of network services including the transmission of standard business documents over a network, monthly charges for accessing content services, and subscription and usage fees for application services.

DELAWARE REINCORPORATION

On October 21, 1997, QRS Corporation reincorporated in Delaware (the "Reincorporation") through the merger (the "Merger") of QuickResponse Services, Inc., a California corporation ("QRS-California"), with and into QRS Corporation. As a result of the Merger, the outstanding shares of QRS-California were automatically converted into shares of QRS Corporation.

SUBSIDIARIES

In the fourth quarter of 1997, we formed a wholly owned Canadian sales subsidiary, QRS Canada, Inc. and during the third quarter of 1998, we formed a wholly owned United States subsidiary, QRS Sales and Services Corporation. On July 13, 1999, we formed a wholly owned United States subsidiary, eMatch, Inc., a Delaware corporation, which subsequently changed its corporate name to Tradeweave, Inc. on October 21, 1999. On July 23, 1999, QRS Corporation acquired the operations of Retail Data Services, Inc., and RDS, Inc. On December 31, 1999, we transferred all operations of Retail Data Services, Inc. and RDS, Inc. to QRS Sales and Services Corporation.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in the Company's statements of operations:

                                                                 YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------------
                                                     1999                 1998                 1997
                                                  ----------------     ----------------     ----------------
Revenues                                               100%                 100%                 100%
Cost of revenue                                         50                   55                   56
                                                  ----------------     ----------------     ----------------
Gross profit                                            50                   45                   44
Operating expenses:
     Sales and marketing                                14                   13                   13
     Product development                                 7                    5                    6
     General and administrative                          9                    8                    7
     Amortization of intangible assets                   2                    -                    -
     In-process research and
     development expenses                                1                    1                    -
                                                  ----------------     ----------------     ----------------
Total operating expenses                                33                   27                   26
                                                  ----------------     ----------------     ----------------
Operating earnings                                      17                   18                   18
Interest income                                          1                    2                    2
                                                  ----------------     ----------------     ----------------
Earnings before income taxes,
  minority interest, and
  extraordinary item                                    18%                  20%                  20%
                                                  ================     ================     ================

         REVENUES

Revenues increased from $71.6 million in 1997 to $91.9 million in 1998 and to $124.7 million in 1999, representing increases of 28% from 1997 to 1998 and 36% from 1998 to 1999. These increases were primarily attributable to an overall increase in customer base, higher usage of eCommerce and Content Services, pricing adjustments, additional primetime usage and enhancements to our services. The number of retailers and vendors, including carriers, increased from 6,180 at December 31, 1997 to 7,719 at December 31, 1998 and to 8,834 at December 31, 1999. The number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. Customers increased the number, type and size of transactions transmitted over the network, as well as the utilization of content services. We expanded our product offerings in eCommerce, content and application services.

         COST OF REVENUE

Cost of revenue consists primarily of the cost of purchasing network services, the cost of our data center and technical customer support services. Cost of revenue increased from $40.5 million in 1997 to $50.9 million in 1998 and to $62.9 million in 1999. These increases were principally due to increases in purchased network services reflecting growth in network services purchased under a long-term contract, discounted based upon a multi-year volume commitment and an expanded customer support group reflecting growth in customers and products. Cost of revenue as a percentage of revenues was 56% in 1997, 55% in 1998, and 50% in 1999. The decrease in cost of revenue as a percentage of revenues reflects yield improvements and improved pricing on purchased network services, partially offset by technical infrastructure expenditures to support newer services.

         SALES AND MARKETING EXPENSES

Sales and marketing expenses consist primarily of personnel and related costs in our sales and marketing organizations as well as the costs of various marketing programs. Sales and marketing expenses increased from $9.0 million in 1997 to $12.1 million in 1998 and to $18.0 million in 1999, reflecting the general increase in the number of customers and the size of our operations. Sales and marketing expenses represented 13% of revenues in each of 1997 and 1998 and 14% in 1999. Of the $18.0 million in 1999, $1.7 million related to the launch of our online marketplace business, Tradeweave, Inc. The remaining increase from 1998 to 1999 reflects our expansion of retailer and vendor-specific coverage growth in our Program Sales and Enablement organization, the group responsible for rapidly enabling trading partners for key hub customers.

         PRODUCT DEVELOPMENT EXPENSES

Product development expenses consist primarily of personnel and equipment costs related to research, development and implementation of new services and enhancement of existing services. Product development expenses decreased slightly from $4.4 million in 1997 to $4.3 million in 1998 and increased to $8.6 million in 1999. Product development expenses, as a percentage of revenues was 6% in 1997, 5% in 1998 and 7% in 1999. In 1997, 1998 and 1999, we capitalized
$1.3 million, $2.6 million and $5.8 million of product development costs, respectively. Of the $8.6 million expensed and the $5.8 million capitalized in 1999, $295,000 and $3.8 million, respectively, related to the launch of our online marketplace business, Tradeweave, Inc. The change in capitalized product development costs and the amount charged to expenses reflects significantly higher research and development activities for new products or products that had reached technological feasibility.

         GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel and related costs of our finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses increased from $5.1 million in 1997 to $7.3 million in 1998 and to $11.3 million in 1999, including $360,000 related to Tradeweave, Inc., and represented 7% of revenues in 1997, 8% in 1998 and 9% in 1999. The increase was primarily due to increased headcount to support a larger organization.

         ACQUISITIONS

During the third quarter of 1998, we acquired the assets of Custom Information Systems Corporation and the outstanding common shares of Mueller Associates, Inc., dba the EDI Connection, both service bureaus. The total acquisition cost was $4.2 million, comprised of $3.0 million paid in cash; 35,000 shares of Common Stock valued at $802,000 issued from our treasury stock account; liabilities assumed of $194,000 and $206,000 in transaction costs related to the acquisitions. The acquisitions were accounted for as purchase transactions.

In connection with the acquisitions, $967,000, representing approximately 23% of the purchase price of $4.2 million, was allocated to in-process research and development. As technological feasibility had not been established and no alternative future uses existed at the acquisition dates, this in-process research and development was charged to expense. The five acquired projects under development increase automation and reduce manual processes, replace third-party software, and/or migrate existing products to a single platform. The costs to complete these projects were approximately $600,000 in 1999. The acquired companies had expended approximately $200,000 on these projects prior to acquisition. The values for the technology under development were estimated through the income approach by discounting to present value cash flows to be derived from the future products. The revenue and expense projections were based on historical trends and future expectations for the acquired companies and us. We did not anticipate any operating expense reductions as a result of synergy. A discount rate was developed by computing the weighted average cost of capital of established companies similar in operations and then increased to reflect the additional risk for technology under development since these products have not reached technological feasibility.

We allocated $3.2 million of the purchase price to current assets, property, equipment, and intangible assets. The amounts allocated to current assets, property, and equipment were based on the fair market value of the related assets and the amounts allocated to intangible assets, were determined on the basis of the appraised value of the related intangible assets.

On July 23, 1999, we completed the acquisition of all the outstanding capital stock of Retail Data Services, Inc. and RDS, Inc. (collectively, "RDS"). The total acquisition cost was $21.2 million; comprised of $15.0 million paid in cash; $3.0 million in deferred acquisition cost to the seller; 53,250 shares of common stock valued at $2.8 million of which 11,000 shares of common stock were issued from our treasury account; liabilities assumed of $171,000 and $250,000 in transaction costs related to the acquisition. Under the terms of the Agreement, we are required to pay $2.0 million and $1.0 million in March 2000 and 2001, respectively to the seller if revenue from the acquired business meets or exceeds certain levels in 1999 and 2000. RDS revenues for 1999 exceeded the established level and we have determined, based on the results of our analysis that it is highly probable that revenue from the acquired business will exceed the established levels in 2000, and accordingly, the deferred payments to the seller have been included in the acquisition cost. The acquisition was accounted for as a purchase transaction.

In connection with this acquisition, $963,000, representing approximately 5% of the purchase price, was allocated to in-process research and development. As technological feasibility had not been established and no alternative future uses existed at the acquisition date, this in-process research and development was charged to expense. The two acquired projects under development included a proprietary management database and a web site product offering for selling syndicated pricing data. The costs to complete these projects were approximately $35,000 in 1999. The acquired companies had expended approximately $81,000 on these projects prior to acquisition. The values for the technology under development were estimated through the income approach by discounting to present value cash flows to be derived from the future products. The revenue and expense projections were based on historical trends and future expectations for the acquired companies and us. We did not anticipate any operating expense reductions as a result of synergy. A discount rate was developed by computing the weighted average cost of capital of established companies similar in operations and then increased to reflect the additional risk for technology under development since these products have not reached technological feasibility.

The appraisal techniques used in our acquisitions included certain assumptions, including, the extent, character and utility, the income generating or cost-savings attributes, the nature and timing of the functional or economic obsolescence and the relative risk and uncertainty associated with an investment in intangible assets. These intangible assets are amortized over three to seven years. Amortization expense as a percentage of revenue was 2% in 1999.

         INTEREST INCOME

Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income increased from $2.0 million in 1997 to $2.2 million in 1998 and decreased to $2.0 million in 1999. Changes in interest income reflect the level of average investment balances in each year and a shift from taxable to non-taxable marketable securities. On July 23, 1999, we utilized $15.0 million in cash to acquire RDS and during the third quarter of 1998, we utilized $3.0 million in cash to acquire The EDI Connection and Custom Information Systems Corporation, both service bureaus.

         INCOME TAX EXPENSE

Our income tax expense was $5.9 million, $7.1 million and $8.1 million for fiscal years 1997, 1998 and 1999, respectively. Our income tax rate was 40% in 1997 and 39% in 1998. Our income tax rate of 35% for 1999 and 44% for future years approximates the combined effective federal and state income tax rates.

         LIQUIDITY AND CAPITAL RESOURCES

Our working capital increased from $50.9 million at December 31, 1998 to $61.5 million at December 31, 1999. Cash, cash equivalents and short-term marketable securities available for sale increased from $43.6 million at December 31, 1998 to $47.3 million at December 31, 1999. At December 31, 1998, $1.5 million of marketable securities available for sale were classified as non-current assets and, therefore, were not included in working capital. Total assets increased from $83.0 million at December 31, 1998 to $127.0 million at December 31, 1999, while total liabilities increased from $15.1 million at December 31, 1998 to $22.4 million at December 31, 1999. The increase of $3.7 million in cash, cash equivalents and short-term marketable securities from December 31, 1998 to December 31, 1999 resulted primarily from positive cash flow and from the exercise of stock options net of the use of $15.0 million in cash to acquire RDS.

On April 22, 1997, we announced that our Board of Directors has authorized the repurchase from time to time of up to $5 million of our common stock in both open market and block transactions. Our Board of Directors authorized a $5 million increase in this repurchase amount on October 16, 1998. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. We did not repurchase any of our common stock during the year ended December 31, 1999.

Management believes that the cash, cash equivalents, and marketable securities available for sale at December 31, 1999 and cash anticipated to be generated from future operations will be sufficient to meet our working capital needs and capital expenditures through 2000. However, we may choose to raise additional cash through the sale of equity or debt prior to such time. We have no plans to pay dividends with respect to Common Stock in the foreseeable future.

YEAR 2000 READINESS

We completed the tasks we believed were necessary to confirm that our business critical computer and other systems are able to function without disruption with respect to the application of dating systems in Year 2000. To accomplish these tasks, we successfully executed a plan to achieve an uninterrupted transition into the Year 2000. The scope of the Year 2000 plan included: (1) information technology ("IT") such as software and hardware, (2) non-IT systems or embedded technology such as micro-controllers contained in various safety systems, facilities and utilities, and (3) readiness of key third parties, including suppliers and customers. Remediation, integrated testing and replacement of both IT applications and key non-IT systems were completed prior to December 31, 1999. There were no significant product delivery or internal systems issues reported over the Year 2000 transition.

We expended approximately $425,000 in 1998 and $2.4 million in 1999 on activities to prepare for Year 2000 readiness. We estimate spending approximately $200,000 in additional Year 2000 readiness costs in the first quarter and do not expect to incur any material additional amounts for this effort through the remainder of 2000.

Since we experienced no major 2000 related issues internally or externally over the year-end transition and through the first two months of 2000, we do not believe that we will incur any material costs or experience material disruptions in our business associated with the Year 2000. Although we believe that all appropriate steps have been taken to address Y2K readiness, there can be no guarantee that undetected errors or defects associated with Year 2000 date functions will prevent a material adverse impact on the results of operations and financial condition.

SUBSEQUENT EVENTS

On January 21, 2000, Image Info Inc. (Image Info), a New York corporation, merged with and into WS Acquisition Corp. (WSC), a wholly-owned subsidiary of ours that was formed in January 2000, pursuant to an Agreement and Plan of Merger, dated January 16, 2000, among us, WSC and Image Info (Merger Agreement). The total acquisition cost was approximately $52.8 million; comprised of $5.0 million paid in cash; $5.0 million in deferred acquisition cost to the former shareholders of Image Info; 440,913 shares of our common stock valued at $41.1 million; liabilities assumed of $1.4 million representing bonuses payable to the employees of Image Info and transaction costs of approximately $300,000. Under the terms of the Merger Agreement, we agreed to pay $2.5 million each in 2001 and 2002 to the former shareholders of Image Info if revenue from the acquired business meets or exceeds certain levels in 2000 and 2001. Management has determined, based on the results of our analysis that it is highly probable that revenue from the acquired business will exceed the established levels, and accordingly, the deferred acquisition cost to the former shareholders of Image Info has been included in the acquisition cost. The acquisition will be accounted for as a purchase transaction. We also agreed to grant stock options under our 1993 Stock Option/Stock Issuance Plan to certain employees of Image Info to purchase 23,500 shares of our common stock at $96.00 per share. On January 27, 2000, WSC changed its corporate name to Image Info.

On March 10, 2000, we acquired substantially all of the assets of RockPort Trade Systems, Inc., a Massachusetts corporation (RockPort), pursuant to an Agreement and Plan of Reorganization (Reorganization Agreement), dated February 29, 2000. Pursuant to the Reorganization Agreement, we acquired substantially all of the assets of RockPort in return for the payment to RockPort of 817,797 shares of our common stock and our assumption of certain liabilities and obligations of RockPort. We intend to use purchase accounting for the transaction.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk associated with changes in interest rates relates primarily to our investment portfolio of marketable securities. We do not use derivative financial instruments in our investment portfolio. The stated objectives of our investment guidelines are to preserve principal, meet liquidity needs and deliver maximum yield subject to the previous conditions. The guidelines limit maturity, concentration, and eligible investments to high credit quality US issuers, such as the US Treasuries and agencies of the US Government, and highly rated banks and corporations. Our marketable securities profile includes only those securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents principal amounts and related weighted average interest rates due by date of maturity for the marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At December 31, 1999, the weighted average maturity of the marketable securities portfolio was 225 days.

                                                MATURITY                         FAIR VALUE AT
(Amounts in thousands)                        2000 & TOTAL                     DECEMBER 31, 1999
                                              ------------                     -----------------
U.S. Government Agencies                         $13,031                           $12,895
   Average interest rate                            4.61%                             4.61%

FOREIGN CURRENCY RISK

We have no significant investments outside the US and do not have material foreign currency risk.

ITEM 8.                        FINANCIAL STATEMENTS

                           INDEX TO FINANCIAL STATEMENTS

                                                                                    PAGE
      Independent Auditors' Report                                                   26

      Consolidated Balance Sheets                                                    27

      Consolidated Statements of Earnings and Comprehensive Earnings                 28

      Consolidated Statements of Stockholders' Equity                                29

      Consolidated Statements of Cash Flows                                          30

      Notes to Consolidated Financial Statements                                     32-45

INDEPENDENT AUDITORS' REPORT





Board of Directors and Stockholders
QRS Corporation:

We have audited the accompanying consolidated balance sheets of QRS Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of earnings and comprehensive earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

San Jose, California
February 4, 2000
(March 20, 2000 as to Note 17)

                               QRS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                                       1999             1998
                                                                                                  --------------    --------------
Current assets:
   Cash and cash equivalents................................................................          $34,412           $36,642
   Marketable securities, available-for-sale................................................           12,895             6,976
   Accounts receivable - net of allowance for doubtful accounts of $1,676 in 1999 and
      $1,036 in 1998........................................................................           25,964            19,059
   Deferred income tax assets ..............................................................              819               816
   Prepaid expenses and other ..............................................................            2,848             1,179
   Prepaid income taxes ....................................................................            4,726                 -
                                                                                                  --------------    --------------
           Total current assets.............................................................           81,664            64,672
                                                                                                  --------------    --------------

Property and equipment:
   Furniture and fixtures...................................................................            3,651             2,476
   Equipment................................................................................           15,737             9,133
   Leasehold improvements...................................................................            3,729             2,249
                                                                                                  --------------    --------------
                                                                                                       23,117            13,858
   Less accumulated depreciation............................................................            9,294             5,708
                                                                                                  --------------    --------------
           Total property and equipment ....................................................           13,823             8,150
                                                                                                  --------------    --------------

Marketable securities, available-for-sale...................................................                -             1,518
Deferred income tax assets..................................................................            1,156             1,578
Capitalized product development costs - net of accumulated amortization of $5,293 in 1999
   and $3,482 in 1998  .....................................................................            8,088             4,136
Intangible assets - net of accumulated amortization of $2,221 in 1999 and $225 in 1998 .....           20,758             2,805
Other assets................................................................................            1,466               146
                                                                                                  --------------    --------------
Total ......................................................................................         $126,955           $83,005
                                                                                                  ==============    ==============

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable......................................................................       $10,508             $7,914
     Accrued incentive.....................................................................         1,796              1,710
     Income taxes payable..................................................................             -              1,823
     Accrued vacation......................................................................         1,195                818
     Deferred acquisition cost.............................................................         2,000                  -
     Other accrued liabilities.............................................................         4,641              1,498
                                                                                               -------------     -----------
                Total current liabilities..................................................        20,140             13,763

     Deferred rent and other...............................................................         2,240              1,288
                                                                                               -------------     -----------
                Total liabilities..........................................................        22,380             15,051
                                                                                               -------------     -----------

     Minority interest.....................................................................           361                 -

     Commitments and contingencies (Note 7)................................................             -                 -
     Stockholders' equity:
           Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued and             -                 -
             outstanding...................................................................
           Common stock - $0.001 par value; 20,000,000 shares authorized; 13,674,533 shares issued and 13,647,208 shares outstanding at December 31, 1999; and 12,919,187
             shares issued and 12,880,862 shares outstanding at December 31, 1998..........        86,971            66,002
            Treasury stock; 27,325 shares at December 31, 1999 and 38,325 shares at
              December 31, 1998............................................................          (526)             (740)
            Accumulated other comprehensive earnings (loss) - unrealized gain (loss) on
              investments..................................................................          (136)               63
           Retained earnings ..............................................................        17,905             2,629
                                                                                               -------------     -----------
                Total stockholders' equity ................................................       104,214            67,954
                                                                                               -------------     -----------
     Total  ...............................................................................      $126,955            $83,005
                                                                                               =============     ===========

                 See notes to consolidated financial statements.

                                 QRS CORPORATION
         CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      1999              1998                1997
                                                                             ----------------   --------------    -----------------
Revenues.............................................................             $124,705          $91,926              $71,632

Cost of revenue......................................................               62,946           50,915               40,450
                                                                             ----------------   --------------    -----------------

Gross profit.........................................................               61,759           41,011               31,182
                                                                             ----------------   --------------    -----------------

Operating expenses:

       Sales and marketing...........................................               17,994           12,080                9,041
       Product development...........................................                8,645            4,309                4,365
       General and administrative....................................               11,285            7,314                5,137
       Amortization of intangible assets.............................                1,996              225                    -
       In-process research and development...........................                  963              967                    -
                                                                             ----------------   --------------    -----------------
          Total operating expenses...................................               40,883           24,895               18,543
                                                                             ----------------   --------------    -----------------

Operating earnings...................................................               20,876           16,116               12,639

Interest income .....................................................                2,011            2,151                1,986
                                                                             ----------------   --------------    -----------------

Earnings from continuing operations before income taxes and minority
    interest.........................................................               22,887           18,267               14,625
Income tax expense ..................................................                8,057            7,113                5,850
Minority interest in subsidiary......................................                  (89)               -                    -
                                                                             ----------------   --------------    -----------------

Earnings from continuing operations after income taxes and minority
    interest ........................................................               14,919           11,154                8,775
Discontinued operations:

    Gain from sale of software and services business.................                   -               896                    -
                                                                             ----------------   --------------    -----------------

Net earnings.........................................................               14,919           12,050                8,775

Other comprehensive earnings (loss):
     Unrealized gain (loss) from marketable securities
     available-for-sale..............................................                 (199)              72                 (51)
                                                                             ----------------   --------------    -----------------
Total comprehensive earnings.........................................              $14,720          $12,122               $8,724
                                                                             ================   ==============    =================

Basic earnings per share:
    Continuing operations ...........................................                $1.12            $0.87                $0.69
    Discontinued operations..........................................                    -             0.07                    -
                                                                             ----------------   --------------    -----------------
    Net earnings per share...........................................                $1.12            $0.94                $0.69
                                                                             ----------------   --------------    -----------------

Shares used to compute basic earnings per share .....................               13,322           12,812               12,696
                                                                             ================   ==============    =================

Diluted earnings per share:
   Continuing operations ............................................                $1.05            $0.84                $0.67
   Discontinued operations ..........................................                    -             0.07                    -
                                                                             ----------------   --------------    -----------------
   Net earnings per share ...........................................                $1.05            $0.91                $0.67
                                                                             ----------------   --------------    -----------------

Shares used to compute diluted earnings per share ...................               14,167           13,287               13,091
                                                                             ================   ==============    =================

                 See notes to consolidated financial statements.

                                 QRS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                   ACCUMULATED
                                                           COMMON STOCK                OTHER           RETAINED
                                                                                   COMPREHENSIVE       EARNINGS      STOCKHOLDERS'
                                                       SHARES       AMOUNT         EARNINGS (LOSS)     (DEFICIT)         EQUITY
                                                   --------------- -------------   --------------    --------------  ---------------

Balance, January 1, 1997.....................         12,610,830      $61,394            $42          $(17,866)         $43,570
Purchase of treasury stock ..................             (1,950)         (35)                                              (35)
Stock option compensation....................                              26                                                26
Exercise of stock options, including tax
    benefit..................................            154,905        2,015                                             2,015
Issuance of common stock under Employee
    Stock Purchase Plan......................             25,764          416                                               416
Exercise of warrants.........................              7,500           13                                                13
Other comprehensive loss-unrealized loss on
    marketable securities available-for-sale..
                                                                                         (51)                               (51)
Net earnings.................................                                                             8,775           8,775
                                                   ---------------  ------------   --------------    --------------  ---------------

Balance, December 31, 1997...................         12,797,049       63,829             (9)            (9,091)         54,729
Purchase of treasury stock ..................            (88,875)      (1,837)                                           (1,837)
Reissuance of treasury stock.................             52,500        1,132                              (330)            802
Exercise of stock options, including tax
    benefit..................................             98,325        1,686                                             1,686
Issuance of common stock under Employee
    Stock Purchase Plan......................             21,863          452                                               452
Other comprehensive earnings-unrealized gain on
    marketable securities available-for-sale
                                                                                          72                                 72
Net earnings.................................                                                            12,050          12,050
                                                   ---------------  ------------   --------------    --------------  ---------------

Balance, December 31, 1998...................         12,880,862       65,262             63              2,629          67,954

Exercise of warrants.........................             15,000           25                                                25
Reissuance of treasury stock.................             11,000          214                               357             571
Issuance of common stock.....................             42,250        2,192                                             2,192
Exercise of stock options, including tax
    benefit..................................            675,105       18,078                                            18,078
Issuance of common stock under Employee
    Stock Purchase Plan......................             23,175          683                                               683
Purchase of fractional shares from stock
    split....................................               (184)          (9)                                               (9)
Other comprehensive earnings-unrealized loss on
    marketable securities available-for-sale
                                                                                        (199)                              (199)
Net earnings.................................                                                            14,919          14,919
                                                   ---------------  ------------   --------------    --------------  ---------------
Balance, December 31, 1999                            13,647,208      $86,445          $(136)           $17,905        $104,214
                                                   ===============  ============   ==============    ==============  ===============

                 See notes to consolidated financial statements.

                                 QRS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                        1999             1998            1997
                                                                                  ----------------   ------------    -------------
Operating activities:
    Net earnings ...............................................................     $ 14,919         $ 12,050         $  8,775
    Adjustment to reconcile net earnings to net cash provided by operating activities:

       Depreciation and amortization ...........................................        7,366            3,429            1,718
       Loss from disposal of property and equipment ............................          103              134                -
       Stock compensation ......................................................            -                -               26
       In-process research and development .....................................          963              967                -
       Gain from sale of software and services business ........................            -             (896)               -
       Minority interest in subsidiary .........................................          (89)               -                -
       Changes in assets and liabilities, net of effects of acquisitions:
             Accounts receivable ...............................................       (5,813)          (4,214)          (5,273)
          Prepaid expenses and other ...........................................       (1,669)             131             (119)
          Prepaid income taxes .................................................       (4,726)               -                -
          Deferred income tax assets ...........................................        7,856            1,684            3,902
          Accounts payable .....................................................        2,594            4,181           (1,747)
          Other accrued liabilities ............................................        1,312            2,141              510
          Deferred rent and other ..............................................          (48)             (47)            (632)
                                                                                     --------         --------         --------

             Net cash provided by operating activities .........................       22,768           19,560            7,160
                                                                                     --------         --------         --------

Investing activities:

    Sales (purchases) of marketable securities - available for sale (net) ......       (4,600)          10,272             (155)
        Purchase of property and equipment .....................................       (9,123)          (3,192)          (5,925)
    Capitalization of product development costs ................................       (5,763)          (2,555)          (1,274)
    Acquisition of businesses, net of cash acquired and stock issued ...........      (14,840)          (2,927)               -
    Other assets ...............................................................       (2,183)            (276)              (2)
    Payment of liabilities assumed in the acquisition of ShipNet ...............            -                -           (1,234)
                                                                                     --------         --------         --------

             Net cash provided by (used in) investing activities ...............      (36,509)           1,322           (8,590)
                                                                                     --------         --------         --------

Financing activities:

    Proceeds from employee stock purchase plan issuances .......................          683              452              416
    Exercise of stock options ..................................................       10,312            1,054            1,105
    Exercise of stock warrants .................................................           25                -               13
    Contributions from minority interest .......................................          500                -                -
    Purchase of fractional shares from stock split .............................           (9)               -                -
    Purchase of treasury stock .................................................            -           (1,837)             (35)
                                                                                     --------         --------         --------

             Net cash provided by (used in) financing activities ...............       11,511             (331)           1,499
                                                                                     --------         --------         --------

Net increase (decrease) in cash and cash equivalents ...........................       (2,230)          20,551               69
Cash and cash equivalents at beginning of year .................................       36,642           16,091           16,022
                                                                                     --------         --------         --------
Cash and cash equivalents at end of year .......................................     $ 34,412         $ 36,642         $ 16,091
                                                                                     ========         ========         ========
Other cash flow information:

    Taxes paid during the year .................................................     $  6,421         $  5,742         $  1,074
                                                                                     ========         ========         ========
Noncash investing and financing activities:

    Tax benefit from stock options exercised ...................................     $  7,766         $    632         $    910
    Tax benefit from acquisition of The EDI Connection .........................          329                -                -
    Reissuance of treasury stock ...............................................          571              802                -
    Issuance of common stock ...................................................        2,192                -                -
    Deferred acquisition cost ..................................................        3,000                -                -
    Unrealized gain (loss) on marketable securities available-for-sale .........         (199)              72              (51)
                                                                                                                     (continued)

                    See notes to consolidated financial statements

                              QRS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                           (DOLLARS IN THOUSANDS)

On July 23, 1999, we acquired the outstanding common shares of Retail Data Services and its affiliate, RDS, Inc. During the third quarter of 1998, we acquired the assets of Custom Information Systems Corporation and the outstanding common shares of The EDI Connection. The purchase price was allocated, as follows:

                                                                                               1999               1998
                                                                                      ----------------  ---------------
    Working capital other than cash ............................................            $(1,329)              $(71)
    Property and equipment .....................................................                212                110
    Goodwill ...................................................................              7,588                736
    Other intangible assets ....................................................             11,169              1,987
    In-process research and development ........................................                963                967
    Other non-current liability ................................................            (1,000)                  -
    Less: common stock issued in connection with acquisitions ..................            (2,763)              (802)
                                                                                      ----------------  ---------------
    Acquisitions, net of cash acquired of $160 and $23, and stock issued .......            $14,840             $2,927
                                                                                      ================  ===============

                 See notes to consolidated financial statements

                                 QRS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:         DESCRIPTION OF THE BUSINESS

Our products and services are organized and marketed as a comprehensive suite of services, including Electronic Commerce Services, such as messaging, service bureau, outsourcing and connectivity; Content Services, consisting primarily of the Keystone catalog service; and Application Services, such as price auditing
(RDS), inventory management (IMS), and logistics management (LMS) services. We launched a new marketplace services offering, Tradeweave, in January 2000.

NOTE 2:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

On July 13, 1999, we formed a wholly owned United States subsidiary, eMatch, Inc., a Delaware corporation. On October 21, 1999, eMatch, Inc. changed its corporate name to Tradeweave, Inc., ("Tradeweave") a Delaware corporation (See
Note 14). During the third quarter of 1998 and fourth quarter of 1997, we formed wholly owned United States and Canadian subsidiaries, QRS Sales and Services Corporation and QRS Canada, Inc., respectively. On July 23, 1999, we acquired the operations of Retail Data Services, Inc. and RDS, Inc., the assets and operations of which were merged into QRS Sales and Services Corporation on December 31, 1999. The accompanying financial statements include the accounts of QRS Corporation and our wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION

We derive revenues from three principal and related sources: fees for utilization of network services including the transmission of standard business documents over a network, monthly charges for accessing content services, and subscription and usage fees for application services. Services revenues from our three principal sources are recognized in the month in which the service is performed.

CASH AND CASH EQUIVALENTS

We consider all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

MARKETABLE SECURITIES, AVAILABLE-FOR-SALE

We classify our portfolio of marketable debt securities as "Available for Sale" under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We classify those marketable securities that mature in less than one year as short-term marketable securities.

INTANGIBLE ASSETS

Intangible assets include certain contracts, proprietary databases, trademarks, current technology, assembled workforce, non-compete agreements and goodwill purchased in connection with the acquisitions of businesses, and are amortized on a straight-line basis over their estimated useful lives, which range from three to seven years. Amortization expense was $1,996,000 and $225,000 in 1999 and 1998, respectively.

PRODUCT DEVELOPMENT COSTS

We account for product development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." We capitalize certain development costs related to our product offerings based upon the establishment of technological feasibility. Capitalized development costs are amortized over various periods up to three years. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. Costs incurred to maintain existing product offerings are expensed as incurred. For the years ended December 31, 1999, 1998 and 1997, we capitalized product development costs of $5,763,000, $2,555,000 and $1,274,000, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, which are generally three years for software and five years for equipment and hardware. Leasehold improvements are amortized over the remaining period of the lease or over the estimated useful life of the improvement, whichever is shorter. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $3,559,000, $2,540,000 and
$1,490,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

STOCK OPTION COMPENSATION

SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed under provisions of SFAS No. 123, we have chosen to continue the intrinsic value based method and provide pro forma disclosures of net earnings and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. See Note 10.

EARNINGS PER SHARE

We present our earnings per share on a dual basis, basic and diluted EPS as required by SFAS No. 128, "Earnings per Share." Basic EPS excludes dilution and is computed by dividing net earnings by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

STOCK SPLIT

On June 10, 1999, our Board of Directors authorized a three-for-two split of our common stock for our stockholders of record as of June 21, 1999. All share and per share amounts have been restated to retroactively reflect the stock split.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments include cash and equivalents, customer receivables, accounts payable, and certain other accrued liabilities. The carrying amounts of these items are a reasonable estimate of their fair values.

USE OF ESTIMATES

The preparation of our financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from these estimates.

COMPREHENSIVE EARNINGS

As required by SFAS No.130, "Reporting Comprehensive Income," we classify as components of comprehensive earnings, all items recognized under accounting standards, which include net earnings and unrealized gains and losses on marketable securities that are classified as available-for-sale.

SEGMENT DISCLOSURES

Effective January 1, 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We have determined that we have two reportable segments under the requirements of SFAS No. 131. The adoption of SFAS No. 131 had no effect on our financial position. See Note 15.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the 1999 presentation.

NEW ACCOUNTING PRONOUNCEMENT

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". We are currently evaluating whether the guidance set forth in this bulletin will have any effect on our consolidated financial statements. Any such effects would be reflected and disclosed in our first quarter consolidated financial statements for the year ending December 31, 2000.

NOTE 3:    MARKETABLE SECURITIES, AVAILABLE FOR SALE

Marketable securities, available-for-sale are summarized as follows (in thousands):

                                                  AMORTIZED           UNREALIZED            UNREALIZED
                                                    COST                 GAINS                  LOSSES               FAIR VALUE
                                             ------------------    -----------------     ------------------      ------------------
DECEMBER 31, 1999
Debt issued by -

U.S. Government Agencies                             $13,031                   $8                 $(144)                 $12,895
                                             ------------------    -----------------     ------------------      ------------------
Short-term marketable

      Securities, available-for-sale                 $13,031                   $8                 $(144)                 $12,895
                                             ==================    =================     ==================      ==================

                                                   AMORTIZED         UNREALIZED             UNREALIZED
                                                     COST               GAINS                  LOSSES                FAIR VALUE
                                             ------------------    -----------------     ------------------      ------------------
DECEMBER 31, 1998 Debt issued by:

U.S. Government Agencies                              $1,500                  $18                                         $1,518
Corporate bonds                                        6,931                   57                    $(12)                 6,976
                                             ------------------    -----------------     ------------------      ------------------
Total marketable securities                            8,431                   75                     (12)                 8,494
Less long-term marketable
      Securities, available-for-sale                   1,500                   18                    -                     1,518
                                             ------------------    -----------------     ------------------      ------------------
Short-term marketable

      Securities, available-for-sale                  $6,931                  $57                    $(12)                $6,976
                                             ==================    =================     ==================      ==================

NOTE 4:         INCOME TAXES

We account for income taxes using the asset and liability method under SFAS No. 109, "Accounting for Income Taxes." We provide a deferred tax expense or benefit for differences between financial accounting and tax reporting. Deferred income taxes represent future net tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 consisted of (in thousands):

                                                          1999                   1998                1997
                                             ------------------      -----------------     ---------------
                    Current:

                        Federal                       $6,500                 $4,604              $1,813
                        State                          1,510                  1,456               1,045
                                             ------------------      -----------------     ---------------
                                                       8,010                  6,060               2,858
                                             ------------------      -----------------     ---------------

                    Deferred:

                        Federal                          687                  1,154               2,749
                        State                           (640)                  (101)                243
                                             ------------------      -----------------     ---------------
                                                          47                  1,053               2,992
                                             ------------------      -----------------     ---------------

                        Total                         $8,057                 $7,113              $5,850
                                             ==================      =================     ===============

Significant components of our deferred tax balances as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                                        DECEMBER 31,            DECEMBER 31,
                                                                                           1999                     1998
                                                                                    --------------------    -------------------
Deferred tax assets:

           Purchased in-process research and development                                         $1,657                 $1,203
           Allowance for doubtful accounts                                                          631                    387
           Other reserves not currently deductible                                                  541                  1,370
           Deferred rent                                                                            508                    555
           Net operating loss carryforwards                                                         786                      -
           California enterprise zone credits                                                       482                      -
           Research and development credit carryforwards                                            505                      -
           State taxes                                                                                -                    132
                                                                                    --------------------    -------------------
                     Total deferred income tax assets                                             5,110                  3,647

Deferred tax liabilities:

           Deducted research and development expenses                                             2,502                    906
           Depreciation                                                                             293                    347
           State taxes                                                                              340                    -
                                                                                    --------------------    -------------------
                     Total deferred income tax liabilities                                        3,135                  1,253
                                                                                    --------------------    -------------------
Deferred income tax assets, net                                                                  $1,975                 $2,394
                                                                                    ====================    ===================

A reconciliation of the federal statutory tax rate to our effective tax rate is as follows (dollars in thousands):

                                                                                 DECEMBER 31,
                                             ------------------------     --------------------------     ------------------------
                                                        1999                         1998                            1997
                                             ------------------------     --------------------------     ------------------------
  Provision at statutory tax rate ..........   $ 8,010             35%        $ 6,394             35%        $ 5,118          35%
  State income taxes, net of federal tax
         benefit ...........................     1,021              4             881              5             880           6
  Research and experimentation credits .....      (428)            (2)           (215)            (1)           (196)         (1)
  California enterprise zone credits .......      (313)            (1)              -              -               -           -
  Tax exempt interest ......................      (247)            (1)              -              -               -           -
  Minority interest in subsidiary ..........       (31)             -               -              -               -           -
  Other ....................................        45              -              53              -              48           -
                                               -------        -------         -------        -------         -------     -------

  Total ....................................   $ 8,057             35%        $ 7,113             39%        $ 5,850          40%
                                               =======        =======         =======        =======         =======     =======

At December 31, 1999, we had net operating loss carryforwards available to offset future federal and state taxable income of approximately $2,280,000, which will expire in 2019. Research and development tax credit carryforwards of approximately $285,000 and $220,000 are available to offset future federal and California state taxes respectively, which will expire in 2019. We also have California state enterprise zone credit carryforwards of approximately $482,000, which have no expiration date, and are available to offset future California state taxes.

NOTE 5:    ACQUISITIONS

On July 23, 1999, we completed the acquisition of all the outstanding capital stock of Retail Data Services, Inc. and RDS, Inc. (collectively, "RDS"). The total acquisition cost was $21,183,820; comprised of $15,000,000 paid in cash; $3,000,000 in deferred acquisition cost to the seller; 53,250 shares of common stock valued at $2,762,610 of which 11,000 shares of common stock were issued from our treasury account; liabilities assumed of $171,210 and $250,000 in transaction costs related to the acquisition. Under the terms of the Agreement, we are required to pay $2,000,000 and $1,000,000 in March 2000 and 2001, respectively to the seller if revenue from the acquired business meets or exceeds certain levels in 1999 and 2000. RDS revenues for 1999 exceeded the established level and we have determined, based on the results of our analysis that it is highly probable that revenue from the acquired business will exceed the established levels in 2000, and accordingly, the deferred payments to the seller have been included in the acquisition cost. The acquisition was accounted for as a purchase transaction.

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

           Cash................................................................................      $      15,000
           Estimated fair value of common stock issued..........................................             2,763
           Accrued transaction costs............................................................               250
           Deferred acquisition cost to seller..................................................             3,000
                                                                                                     -------------
                   Total purchase price.........................................................     $      21,013
                                                                                                     =============

           Preliminary allocation of purchase price:

            Goodwill...........................................................................      $       7,588
            Current technology.................................................................              4,190
            Customers list and trademark.......................................................              3,757
            Fair value of other intangible assets..............................................              1,687
            Assembled workforce................................................................              1,535
            In-process research and development................................................                963
            Accounts receivable................................................................              1,092
            Property and equipment.............................................................                212
            Cash...............................................................................                160
            Liabilities assumed................................................................               (171)
                                                                                                     -------------
                  Total allocation of purchase price...........................................      $      21,013
                                                                                                     =============

The amount allocated to in-process research and development of $963,000 was charged to expense during the year ended December 31, 1999 as technological feasibility had not been established and no alternative future uses existed for the research projects at the acquisition date.

The following unaudited pro forma financial results of us and RDS for the year ended December 31, 1999 and 1998 give effect to the acquisition of RDS as if the acquisition had occurred on January 1, 1999 (the first day of fiscal 1999) and January 1, 1998, (the first day of fiscal 1998) and includes adjustments (amortization of goodwill, in-process research and development charge, decrease in interest income from the use of cash and the related income tax adjustments) directly attributable to the acquisition and expected to have a continuing impact on the combined company. The unaudited pro forma financial information has been prepared based on preliminary estimates of certain direct costs and liabilities associated with the transaction, and amounts actually recorded may change upon final determination of such amounts. Specifically, additional information is expected to be obtained for accrued expenses related to the acquisition.

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

           Unaudited Pro Forma Financial Information (in thousands, except share and per share amounts):

                                                                                               Years Ended December 31,
                                                                                          -----------------------------------
                                                                                                1999                  1998
                                                                                          ----------------     --------------

           Revenues...........................................................            $        129,925     $      100,101

           Earnings from continuing operations................................                      13,004              8,854
           Discontinued operations............................................                           -                896
                                                                                          ----------------     --------------
           Net earnings.......................................................            $         13,004             $9,750
                                                                                          ================     ==============
           Earnings per share - basic:

           Earnings from continuing operations................................            $           0.97     $         0.69
           Discontinued operations............................................                           -               0.07
                                                                                          ----------------     --------------
           Net earnings.......................................................             $          0.97     $         0.76
                                                                                           ===============     ==============

           Shares used to compute basic earnings per share....................                  13,351,183         12,865,299
                                                                                          ================         ==========

           Earnings per share - diluted:

           Earnings from continuing operations................................            $           0.92     $         0.66
           Discontinued operations............................................                           -               0.07
                                                                                          ----------------     --------------
           Net earnings.......................................................            $           0.92     $         0.73
                                                                                          ================     ==============
           Shares used to compute diluted earnings per share..................                  14,196,748         13,340,669
                                                                                          ================     ==============

Basic and diluted pro forma earnings per share was calculated based on our outstanding common stock at December 31, 1999 and 1998, and 53,250 shares of our common stock issued in connection with the acquisition of RDS.

           During the third quarter of 1998, we acquired the assets of Custom Information Systems Corporation and the outstanding common shares of Mueller Associates, Inc. (dba EDI Connection), both service bureaus. The total acquisition cost was $4,152,000, comprised of $2,950,000 paid in cash, 35,000 shares of common stock valued at $802,000 issued from our treasury stock account, liabilities assumed of $194,000 and $206,000 in transaction costs related to the acquisitions. The acquisitions were accounted for as purchase transactions. In connection with the acquisitions, $967,000 of the purchase price was allocated to in-process research and development and, as technological feasibility had not been established and no alternative future uses existed at the acquisition dates, charged to expense. We allocated $3,185,000 of the purchase price to current assets, property and equipment and intangible assets. The amounts allocated to current assets and property and equipment were based on the fair market value of the related assets and the amounts allocated to intangible assets were determined on the basis of the appraised value of the related intangible assets.

           The appraisal techniques used for the acquisitions included certain assumptions, including, the extent, character and utility, the income generating or cost-savings attributes, the nature and timing of the functional or economic obsolescence and the relative risk and uncertainty associated with an investment in intangible assets.

NOTE 6:    SUBLEASE LOSS RESERVES AND DISCONTINUED OPERATIONS

On May 20, 1993, we divested our software and services business to Uniquest, a publicly held company. In connection with the sale, we entered into various agreements with the buyer, including the sublease of approximately 40,000 square feet of office space through June 30, 2000. Minimum monthly lease payments ranged from $53,000 to $75,000 through the seven-year term of the lease. There were no sublease income or data cost reimbursements during 1997.

In May 1995, Uniquest ceased operations and made an assignment of assets for the benefit of its creditors. In connection with the cessation of Uniquest's operations, the Company's sublease with Uniquest was terminated. During the quarter ended March 31, 1998, outstanding matters with regard to the Uniquest bankruptcy were substantially resolved; accordingly, we recognized a gain on sale of software and services business of $1,494,000 less applicable income taxes of $598,000 for these discontinued operations. A sublease loss reserve of $480,000 at March 31, 1998, representing the provisions established for nonpayment by Uniquest of future sublease obligations was reclassified to deferred rent and other and is being amortized over the remaining lease term through June 30, 2010.

NOTE 7:   COMMITMENTS AND CONTINGENCIES

We entered into a Business Partner Agreement with IBM for the purchase of $250 million of network services over a three-year period commencing January 1, 1998. The agreement includes specified annual minimum purchases and a graduated adjustment charge if total purchases fall below the total minimum amount. Effective July 1, 1999, this agreement was modified and termination date was extended by one year to December 31, 2001. The minimum gross revenue commitment for the term of the modified agreement was increased from $250 million to $335 million in consideration of an increase in the application discounts. We met the minimum purchases in 1998. However, we did not meet our annual minimum purchase commitment for 1999 and accrued an adjustment of $120,000.

Additionally, we signed a Retail Management agreement with IBM under which we provide to IBM certain professional services related to the retail industry. We recognized revenues of $1,250,000 and $1,000,000 during the years ended December 31, 1999 and 1998, respectively and recognized $1,000,000 during the fourth quarter of 1997 related to these services.

On April 30, 1999, AT&T completed its acquisition of IBM Global Network business (renamed AT&T Global Network Services). This acquisition reflected IBM's intent to exit the telecommunications infrastructure side of its network business while focusing on its e-business related services. The services purchased from IBM under its agreement include both network connectivity and e-business related value added services. After the close of the AT&T acquisition, we continue to acquire our network service requirements from IBM with the delivery of a portion of these services undertaken by AT&T.

In December 1999, we entered into two concurrent transactions with CommPress, Inc. a.k.a. bTrade (bTrade), an unaffiliated company. In one transaction, we licensed our Keystone catalog software to bTrade for a non-refundable $3,000,000 fee. The arrangement grants bTrade a non-exclusive, non-transferable license to be used solely in certain industry segments. The license has a term of one year and automatically renews unless either party terminates the arrangement. In the other transaction, bTrade licensed its bTrade messaging software to us for a non-refundable $4,000,000 fee and a guaranteed minimum service fee of $5,000,000 over 3 years (the term of the arrangement). The arrangement grants a non-transferable, non-exclusive license to the messaging software and the ability to market and resell the related services to our customer base. Due to the concurrent execution of the two contracts, they were deemed to be non-monetary transactions. As the fair value of the products and services exchanged and received could not be reasonably determined, we recorded the transactions on a net basis and the resulting net asset of $1,000,000 will be amortized to expense over three years. See Note 17 for subsequent developments.

In October 1999, we established an irrevocable letter of credit on behalf of Tradeweave, for the amount of $825,000 with Wells Fargo Bank, N.A. as security for its real property lease and general corporate purposes. The letter of credit expires on September 28, 2000 with automatic renewal at the option of Wells Fargo Bank, N.A. through September 28, 2004.

We lease office buildings and certain equipment under various non-cancelable operating lease agreements expiring through the year 2011. The leases for office buildings generally provide renewal options and additional rents based on increases in operating expenses of the buildings.

Our corporate building lease agreement provided for significant periods of "free rent" when no cash was required. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. During the periods of "free rent," this expense creates a deferred liability, which is amortized as a reduction to expense over the life of the lease.

Total rent expense related to these operating leases charged to continuing operations for the years ended December 31, 1999, 1998 and 1997 was $3,236,000, $1,781,000 and $1,372,000, respectively.

At December 31, 1999, future minimum payments under long-term operating leases are as follows (in thousands):

Year ending December 31:

       2000 ...................................................               $6,933
       2001 ...................................................                6,422
       2002 ...................................................                6,032
       2003 ...................................................                5,381
       2004 ...................................................                4,552
       2005 & thereafter ......................................               17,578
                                                                     --------------------

Total..........................................................              $46,898
                                                                     ====================

NOTE 8:   MAJOR TRADING PARTNERSHIP PROGRAMS

We provide services and generate revenues by enabling certain hub customers and their trading partners to conduct business over our network. Due to the large number of trading partners that transact business with each other, including one or more hub customers, the difficulty of allocating trading partner network services to individual hub customers, and the differences in the manner in which hub customers and trading partners allocate the cost of network services among each other, we cannot precisely attribute revenues to particular trading relationships. While we continue to refine our estimation techniques, we believe that no individual customer or hub customer trading partnership exceeded 10% of total revenues for any of the three years in the period ended December 31, 1999.

NOTE 9:   RETIREMENT SAVINGS PLANS

We implemented a 401(k) plan, which is a defined contribution plan for all eligible employees. The plan allows discretionary, matching employer contributions of up to 50% of the maximum allowable employee contribution ($10,000 in 1999 and 1998, $9,500 in 1997). The matching employer contributions charged to continuing operations during 1999, 1998 and 1997 were approximately $651,000, $522,000 and $324,000, respectively.

Effective December 1, 1997, we implemented a non-qualified deferred compensation plan for certain employees whose contributions and the related employer matching contributions under the 401(k) plan are restricted under the Internal Revenue Code. The supplemental employer matching contributions under this plan charged to continuing operations during 1999 and 1998 were $64,000 and $32,000, respectively.

NOTE 10:        COMMON STOCK, STOCK OPTIONS AND WARRANTS

In 1989, our Board of Directors approved a Non-Qualified Stock Option Plan (the "Plan"). The Plan was amended in 1990. The Plan provides for the granting of options to certain employees and directors to purchase shares of our common stock at prices determined by our Board of Directors.

In June 1993, our Board of Directors adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for the purchase of common stock by eligible employees. A total of 225,000 shares of common stock have been reserved for purchase under the Purchase Plan. The purchase price per share is 85% of the lower of (i) the fair market value of the common stock on the participant's entry date (first business day in January, April, July and October each year) into a purchase period (first business day in January and through the last business day in December each year) or (ii) the fair market value on the annual purchase date (the last business day in December each year). For a participant whose entry date is subsequent to the start date of the purchase period (first business day in January each year), the clause (i) value will not be less than the fair market value of the common stock on the start date of the purchase period. In 1999, 1998 and 1997, employees acquired 23,175 shares, 21,863 shares and 25,764 shares of common stock, respectively, under the Purchase Plan. At December 31, 1999, 80,431 shares of common stock were available for future purchases under the Purchase Plan.

In June 1993, our Board of Directors also approved the 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"). A total of 3,900,000 shares of common stock have been reserved for issuance under this plan, which includes additional allocations approved by the stockholders of 750,000, 750,000, 525,000 and 600,000 shares in May 1995, 1996, 1998 and 1999, respectively. The 1993 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which key employees (including officers), certain non-employee directors and consultants may, at the discretion of the Plan Administrator, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of the fair market value of such shares on the grant date, (ii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to certain non-employee members of the Board to purchase shares of Common Stock at an exercise price equal to 100% of the fair market value of the option shares on the grant date, and (iii) the Stock Issuance Program under which key employees (including officers), certain non-employee and consultants may, in the Plan Administrator's discretion, be issued shares of Common Stock directly, either through the purchase of such shares at a price not less than 85% of their fair market value at the time of issuance or as a bonus tied to the performance of services or our attainment of financial objectives, without any cash payment required of the recipient.

All outstanding options under the 1993 Plan have been granted at fair market value on the date of grant and vest in equal annual installments over periods up to four years. Outstanding options granted under earlier plans were granted at fair market value or lesser values, and vest over different periods, primarily over periods up to four years.

In December 1997, our Board of Directors approved the 1997 Special Non-Officer Stock Option Plan, which permits us to grant options to purchase up to 225,000 shares of common stock. The persons eligible to receive options through this plan are those employees who are neither our executive officers nor members of our Board of Directors. On February 15, 1999, our Board of Directors authorized an increase in the number of shares of common stock available for issuance under the 1997 Special Non-Officer Stock Option Plan from 225,000 shares to 450,000 shares. Options to purchase approximately 282,930 shares of common stock were available for future grants under the plans as of December 31, 1999.

The following table shows the activity in our stock option plans:

                                                                                                   NUMBER OF      WEIGHTED AVERAGE
                                                                                                    OPTIONS        EXERCISE PRICE
                                                                                                ----------------- ---------------
Balance, December 31, 1996 (308,112 exercisable at $9.13 weighted average price per share) ....     1,259,019         $   12.64
    Granted ...................................................................................       921,975             21.09
    Exercised .................................................................................      (154,905)             7.13
    Canceled ..................................................................................       (63,367)            15.83
                                                                                                ----------------- ---------------
Balance, December 31, 1997 (480,870 exercisable at $12.24 weighted average price per share) ...     1,962,722             17.03
    Granted ...................................................................................       698,025             19.77
    Exercised .................................................................................       (98,325)            10.73
    Canceled ..................................................................................      (124,088)            22.15
                                                                                                ----------------- ---------------
Balance, December 31, 1998 (861,011 exercisable at $15.67 weighted average price per share ....     2,438,334             17.80
    Granted ...................................................................................       734,865             53.45
    Exercised .................................................................................      (675,106)            15.26
    Canceled ..................................................................................      (123,850)            19.96
                                                                                                ----------------- ---------------
Balance, December 31, 1999 (971,860 exercisable at $21.70 weighted average price per share ....     2,374,243         $   29.45
                                                                                                ================= ===============

The weighted average fair value of options granted during 1999, 1998 and 1997 was $24.96, $9.08 and $9.45, respectively.

Warrants issued in connection with a line of credit to purchase 10,134 shares of common stock at $12.33 were outstanding at December 31, 1999. These warrants expire upon 30-day notification of the warrant holder. During 1999, warrants issued in connection with the public offering to purchase 15,000 shares of common stock were exercised.

The status of options outstanding as of December 31, 1999 is summarized as follows:

                                       OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------   -------------------------------------
                                                        WEIGHTED
                                                        AVERAGE             WEIGHTED                                  WEIGHTED
     RANGE OF                                           REMAINING           AVERAGE                                    AVERAGE
     EXERCISE                   NUMBER                 CONTRACTUAL          EXERCISE                 NUMBER           EXERCISE
      PRICES                  OUTSTANDING                  LIFE               PRICE               EXERCISABLE           PRICE
----------------------     --------------------     ----------------    -------------------   --------------------  ---------------
        $3.50-$3.50                  17,400                  3.3                  $3.50                17,400           $   3.50
          6.00-6.92                  30,188                  4.4                   6.73                29,813               6.74
         9.42-12.75                 193,525                  5.5                  11.20               193,525              11.20
        14.58-21.25               1,204,714                  7.6                  19.38               460,795              19.46
        23.71-32.50                 242,673                  7.9                  27.15               112,515              25.85
        36.67-54.13                 339,575                  9.0                  45.11               157,812              42.98
        63.56-75.75                 346,168                  9.8                  64.22                     -                  -
----------------------     --------------------     ----------------    -------------------   --------------------  ---------------
        $3.50-75.75               2,374,243                  7.9                 $29.45               971,860           $  21.70
======================     ====================     ================    ===================   ====================  ===============

At December 31, 1999, the Tradeweave Board of Directors approved a Non-Qualified Stock Option Plan (the "Tradeweave Plan"). The Tradeweave Plan provides for the granting of options to certain employees, non-employees and non-employee directors to purchase shares of Tradeweave common stock at prices determined by Tradeweave's Board of Directors.

A total of 1,000,000 shares of Tradeweave common stock have been reserved for issuance under this plan. The Tradeweave Plan is divided into two separate components: (i) the Option Grant Program under which certain employees, certain non-employee directors and non-employees may, at the discretion of the Tradeweave Plan Administrator, be granted options to purchase shares of Tradeweave common stock at an exercise price not less than 85% of the fair market value of such shares on the grant date, if the person to whom the option is granted is a

10% shareholder, then the exercise price per share shall not be less than 110% of the fair market value per share of common stock on the option grant date, and
(ii) the Stock Issuance Program under which certain employees, non-employee directors and non-employees may, at the Tradeweave Plan Administrator's discretion, be issued shares of Tradeweave common stock directly through the purchase of such shares at a price not less than 85% of their fair market value at the time of issuance, if the person to whom the option is granted is a 10% shareholder, then the exercise price per share shall not be less than 110% of the fair market value per share of common stock on the option grant date.

All outstanding options under the Tradeweave Plan have been granted at fair market value on the date of grant and vest 25% upon Optionee's completion of one year of service measured from the vesting commencement date. The balance of the options vest in a series of thirty-six successive equal monthly installments upon Optionee's completion of each month of service over the thirty-six month period measured from the first anniversary of the vesting commencement date.

Of the 1,000,000 shares available for grant, 541,750 options have been granted and none of the options have been exercised or have vested as of December 31, 1999. The 541,750 outstanding options have an exercise price of $1 and a weighted average remaining contractual life of 10 years.

We apply APB Opinion 25 and related Interpretations in accounting for our employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for our stock-based plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, our net earnings and net earnings per share would have been decreased to the pro forma amounts indicated in the following table. As 1996 was the initial phase-in period for applying this Statement, the pro forma results indicated are not necessarily representative of the effects on pro forma disclosures of net earnings for future periods as they exclude options that were granted prior to January 1, 1995, with vesting periods in 1995 and later.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                               -----------------------------------------------------------------
                                                                     1999                   1998                    1997
NET EARNINGS
As reported                                                           $14,919                $12,050                  $8,775
                                                               ==================      =================      ==================
Pro forma                                                             $ 9,268                $ 9,145                  $6,916
                                                               ==================      =================      ==================
BASIC EARNINGS PER SHARE
As reported                                                           $  1.12                $  0.94                  $ 0.69
                                                               ==================      =================      ==================
Pro forma                                                             $  0.70                $  0.71                  $ 0.54
                                                               ==================      =================      ==================
DILUTED EARNINGS PER SHARE
As reported                                                           $  1.05                $  0.91                  $ 0.67
                                                               ==================      =================      ==================
Pro forma                                                             $  0.65                $  0.69                  $ 0.53
                                                               ==================      =================      ==================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1999, 1998 and 1997 under the 1993 Plan and for purchases made in 1999, 1998 and 1997 under the Employee Stock Purchase
Plan: risk-free interest rates are 5.49% in 1999, 4.59% in 1998 and 5.91% in 1997; expected volatility is 58.72% in 1999 (0% for the Tradeweave Plan), 56.3% in 1998 and 51.4% in 1997; expected lives in all years are 12 to 18 months beyond each incremental vesting period (total life of 2 to 5.5 years, depending upon each grant's individual vesting schedule). No dividends are assumed for any plan in any year.

NOTE 11:   TREASURY STOCK

On April 22, 1997, we announced that our Board of Directors has authorized the repurchase from time to time of up to $5 million of its common stock in both open market and block transactions. Our Board of Directors authorized a $5 million increase in this repurchase amount on October 16, 1998. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of its Common Stock at any time that management determines additional purchases are not warranted. We have repurchased 90,825 shares of our common stock since the inception of the buyback program; of which 88,875 shares were repurchased during 1998 for $1,837,000 and 1,950 shares were repurchased during 1997 for $35,000. We did not repurchase any shares of our common stock during the year ended December 31, 1999. During the third quarter of 1998, we reissued 52,500 shares of treasury stock valued at $802,000 in connection with the acquisition of businesses. On July 23, 1999, we reissued 11,000 shares of treasury stock valued at $571,000 in connection with the acquisition of RDS. (See Note 5).

NOTE 12:        QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                1999 QUARTERLY
                                    ------------------------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT PER                 QUARTER             QUARTER            QUARTER            QUARTER                 YEAR
SHARE DATA                                ENDED               ENDED              ENDED              ENDED                  ENDED
                                        MARCH 31,            JUNE 30,           SEPT. 30,          DEC. 31,               DEC. 31,
                                          1999                1999                 1999             1999                   1999
                                    ----------------    ----------------     -------------     ----------------      ---------------
Revenues                                  $29,344             $29,540           $32,389             $33,432              $124,705
Gross profit                               14,326              14,688            16,171              16,574                61,759
Net earnings                                3,621               3,920             3,662               3,715                14,919

Basic earnings per share                     0.28                0.30              0.27                0.27                  1.12
Diluted earnings per share                   0.26                0.28              0.26                0.26                  1.05

                                                                         1998 QUARTERLY
                                    ----------------------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT PER                 QUARTER             QUARTER            QUARTER            QUARTER                 YEAR
SHARE DATA                                ENDED               ENDED              ENDED              ENDED                  ENDED
                                        MARCH 31,            JUNE 30,           SEPT. 30,          DEC. 31,               DEC. 31,
                                          1998                1998                 1998             1998                   1998
                                    ----------------    ---------------     -------------     ----------------     ---------------
Revenues                                  $20,034            $20,830           $23,618              $27,444             $91,926
Gross profit                                8,779              9,146            10,383               12,703              41,011
Earnings from continuing operations
                                            2,463              2,659             2,471                3,563              11,154
Discontinued operations                       896                  -                 -                    -                 896
Net earnings                                3,359              2,659             2,471                3,563              12,050
Basic earnings per share:

Continuing operations                        0.19               0.21              0.19                 0.28                0.87
Discontinued operations                      0.07                  -                 -                    -                0.07
Net earnings                                 0.26               0.21              0.19                 0.28                0.94

Diluted earnings per share:

Continuing operations                        0.18               0.20              0.19                 0.27                0.84
Discontinued operations                      0.07                  -                 -                    -                0.07
Net earnings                                 0.25               0.20              0.19                 0.27                0.91

NOTE 13: EARNINGS PER SHARE

We calculate basic EPS and diluted EPS in accordance with SFAS No. 128. Basic EPS is calculated by dividing net earnings for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                                            YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------------------
                                                                   1999                           1998                      1997
                                                     ---------------------      ---------------------     -----------------------
Shares used to compute basic EPS                           13,321,567                  12,812,049                 12,696,000
Add: Effect of dilutive securities                            845,565                     475,370                    395,094
                                                     ---------------------      ---------------------     -----------------------
Shares used to compute diluted EPS                         14,167,132                  13,287,419                 13,091,094
                                                     =====================      =====================     =======================


NOTE 14: RELATED PARTY TRANSACTIONS

On November 30, 1999, we entered into a Common Stock Purchase Agreement (the "Agreement") with our wholly-owned subsidiary, Tradeweave, Peter R. Johnson, Chairman of our Board of Directors, and Garth Saloner, a member of our Board of Directors and Chairman of the Compensation Committee of our Board of Directors. Under the terms of the Agreement, Tradeweave issued 285,000 shares of its common stock to Peter R. Johnson for $285,000 in cash; issued 90,000 shares of its common stock to Garth Saloner for $90,000 in cash; and issued an additional 3,375,000 shares of its common stock to us for $3,375,000 in cash. On December 31, 1999, Tradeweave issued 95,000 shares of its common stock to Peter R. Johnson for $95,000 in cash; issued 30,000 shares of its common stock to Garth Saloner for $30,000 in cash; and issued 1,124,950 shares of its common stock to us for $1,124,950 in cash. As of December 31, 1999, we owned 90% of the outstanding common stock of Tradeweave.

NOTE 15:  SEGMENT INFORMATION

QRS services are marketed as a comprehensive suite of electronic commerce offerings and are designed to function most powerfully in unison. A new venture, Tradeweave, focusing on assisting retailers, vendors and manufacturers in the disposition of surplus and mark-down apparel merchandise, commenced planning and developmental activities in the latter half of 1999. Although the Tradeweave marketplace service offering is integrated with other QRS products, Tradeweave was established as a start-up and separate legal entity in order to minimize the time to launch this service and management evaluates its performance separately from the other QRS products. During 1999, Tradeweave was in a development stage and its service offering was launched in mid-January 2000.

Accordingly, we classify our business interests into two reportable segments:
QRS Other Products and Tradeweave. The accounting policies of the segment are the same as those described in the summary of significant accounting policies (Note 2). We evaluate performance and allocate resources based on revenues and operating earnings (loss), which includes allocated corporate general and administrative costs and income tax expense or benefit recorded to Tradeweave. Unallocated assets include corporate cash and equivalents, the net book value of corporate facilities and related information systems, deferred tax amounts and other corporate long-lived assets.

As Tradeweave was established during 1999, separate segment disclosure for QRS Other Products for 1998 and 1997 is included on the face of the financial statements and is not repeated here. Financial information for our business segments for 1999 is as follows (in thousands):

                                                            QRS OTHER                             INTERCOMPANY
                                                             PRODUCTS           TRADEWEAVE        ELIMINATIONS           TOTAL
                                                             ---------          ----------        ------------           -----
      Revenues                                                $124,705           $      -           $     -             $124,705
      Operating earnings (loss)                                 23,312             (2,436)                -               20,876

      Total assets                                             122,654              6,751            (2,450)*            126,955

      Depreciation and amortization                              7,359                  7                 -                7,366

      Capital expenditures                                       8,778                345                 -                9,123

      Capitalized product development costs                      1,919              3,844                 -                5,763

----------
* The intercompany elimination is primarily comprised of current and deferred tax benefits.

NOTE 16:  IMAGE INFO ACQUISITION

On January 21, 2000 Image Info Inc. (Image Info), a New York corporation, merged with and into WS Acquisition Corp. (WSC), a wholly-owned subsidiary of ours that was formed in January 2000, pursuant to an Agreement and Plan of Merger, dated January 16, 2000, among us, WSC and Image Info (Merger Agreement). The total acquisition cost was approximately $52,800,000; comprised of $5,000,000 paid in cash; $5,000,000 in deferred acquisition cost to the former shareholders of Image Info; 440,913 shares of our common stock valued at $41,040,182; liabilities assumed of $1,431,500 representing bonuses payable to the employees of Image Info and transaction costs of approximately $300,000 related to the acquisition. Under the terms of the purchase agreement, we agreed to pay $2,500,000 each in 2001 and 2002 to the former shareholders of Image Info if revenue from the acquired business meets or exceeds certain levels in 2000 and 2001. Management has determined, based on the results of our analysis that it is highly probable that revenue from the acquired business will exceed the established levels, and accordingly, the deferred acquisition cost to the former shareholders of Image Info has been included in the acquisition cost. The acquisition will be accounted for as a purchase transaction. We also agreed to grant stock options under our 1993 Stock Option/Stock Issuance Plan to certain employees of Image Info to purchase 23,500 shares of our common stock at $96.00 per share. On January 27, 2000, WSC changed its corporate name to Image Info.

NOTE 17:  SUBSEQUENT EVENTS

ROCKPORT TRADE SYSTEMS ACQUISITION

On March 10, 2000, we acquired substantially all of the assets of RockPort Trade Systems, Inc., a Massachusetts corporation (RockPort), pursuant to an Agreement and Plan of Reorganization (Reorganization Agreement), dated February 29, 2000. Pursuant to the Reorganization Agreement, we acquired substantially all of the assets of RockPort in return for the payment to RockPort of 817,797 shares of our common stock and our assumption of certain liabilities and obligations of RockPort. We intend to use purchase accounting for the transaction.

AMENDMENT TO bTRADE AGREEMENTS

In March 2000, the Company and bTrade agreed to modify their agreements referred to in Note 7 such that the Keystone catalog license agreement was rescinded and the bTrade messaging software license agreement was amended to reduce the license fee from $4,000,000 to $1,000,000. The net effect of the above was to reduce the Company's accounts receivable from bTrade by $3,000,000 and its accounts payable to bTrade by an equal amount. Such adjustments, which will not affect net earnings, will be recorded in the first quarter of 2000. In addition, the guaranteed minimum service fee to bTrade referrd to in
Note 7 was reduced to $1,000,000.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                        AGE                  POSITION
----                                        ---                  --------
Peter R. Johnson (2)(3)                     51   Chairman of the Board of Directors
John Simon                                  43   Chief Executive Officer and Director
Shawn M. O'Connor                           40   President and Chief Operating Officer
Peter Papano                                50   Chief Financial Officer and Secretary
William Hammack                             50   Vice President, Human Resources
Philip Woodworth                            43   Vice President and General Manager
Tania Amochaev (3)                          50   Director
Steven D. Brooks (2)(3)                     48   Director, Chairman of the Audit Committee
David A. Cole                               57   Director
John P. Dougall                             56   Director
Garth Saloner, Ph.D. (1)(2)                 45   Director, Chairman of the Compensation Committee
Philip Schlein (1)                          66   Director
Garen K. Staglin (3)                        55   Director, Chairman of the Executive Committee

(1)   Member of the Compensation Committee.
(2)   Member of the Audit Committee.
(3)   Member of the Executive Committee.

Mr. Johnson founded the Company in 1985 and has been Chairman of the Board since the Company's inception. Mr. Johnson served as Chairman and CEO of the Company from October1985 to March 1991 and again from January 1992 to May 1993. Before founding the Company, Mr. Johnson was a Corporate General Manager of Myer Emporium Limited, a large retailer in Australia. QRS sold PRJ & Associates to Uniquest Incorporated in May 1993. Mr. Johnson served as the Chief Executive Officer of Uniquest from December 1993 to December 1994. From 1995 to the present, Mr. Johnson has been a private investor in and a consultant to a number of technology companies. Mr. Johnson served as Chairman of NSB Retail Systems PLC, a publicly held company in the United Kingdom, from 1995 through October 1999 and remains its Senior Director. Mr. Johnson is currently Chairman and CEO of Tradeweave (a QRS company). Mr. Johnson is also a Director of Style365.com and several other privately held technology companies.

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

Mr. Hammack joined the Company in February 1999 as Vice President, Human Resources. Before joining the Company, from February 1999, Mr. Hammack held the position of Vice President, Human Resources for a division of the world-wide operations of General Electric Medical Systems (f/k/a Diasonics Inc.).

Mr. Woodworth was named of Vice President of Product Marketing in October 1998. Mr. Woodworth is responsible for the Company's products and product management and the development of Internet and Internet technology services that complement the retail industry and demand chain initiatives that the Company sponsors on behalf of its retailer customers, vendors and carriers. Mr. Woodworth has worked for the Company for over nine years and has held various positions, including Vice President of Sales and Director of Projects. Prior to joining the Company, Mr. Woodworth was employed in the data processing industry for 19 years.

Ms. Amochaev was named a director in May 1992. Ms. Amochaev served as the President of the Company from May 1992 until February 1997, and as Chief Executive Officer from May 1993 until February 1997. Before joining the Company, from 1988 to 1992, Ms. Amochaev was Chief Executive Officer of Natural Language, Inc., a client server database tool software company. From 1984 to 1987, Ms. Amochaev was President and Chief Executive Officer of Comserv Corporation, a manufacturing applications software company that was sold in 1987 to Management Science America. Ms. Amochaev currently serves as a director of Walker Interactive Systems, Inc., a financial software company, Government Technology Services, Inc., a computer reseller to the government, and of Symantec Corporation, a software company.

Mr. Brooks was named a director of the Company in January 1994. Mr. Brooks is a Managing Director at Broadview Capital Partners ("Broadview"), a private equity firm focused upon investments in the technology sector. Mr. Brooks joined Broadview in February 1999. From September 1997 to Februray 1999, Mr. Brooks served as a Managing Director of Donaldson Lufkin & Jenrette Securities Corporation, an investment banking firm. From 1997 to August 1997, Mr. Brooks has been a private investor and a consultant to technology companies. From 1994 to December 1996, Mr. Brooks served as Managing Director and Head of Global Technology Investment Banking at Union Bank of Switzerland Securities, LLC. From 1988 to 1994, Mr. Brooks was a private investor and consultant to high technology firms. From 1986 to 1988, Mr. Brooks served as Managing Partner of investment banking at Robertson, Stephens & Co., an investment bank. Mr. Brooks is a Director of Paychex, Inc., a national payroll processing and business services company, and VERITAS Software Corporation, a storage management software company, as well as several private companies.

Mr. Cole was named director of the Company in December 1999. Mr. Cole is the Chairman of the Board of Kurt Salmon Associates, Inc., ("KSA") a premier global management consulting firm that serves the Retail, Consumer Products, and Health Care industries. The firm provides services in Strategy, Marketing, Information Technology, Logistics, Operations and Sourcing to leadership companies. Mr. Cole joined KSA in 1977 as a Managing Director and was Chairman and CEO from 1988 until 1999. Throughout his tenure as CEO, Mr. Cole played a key leadership role in numerous projects, including Strategy, Organization Development, Information Technology Operations and Sourcing in the Retailing and Consumer Products industries. Mr. Cole is also a keynote speaker at industry conferences in North American Europe and Asia.

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

Dr. Saloner was named a director of the Company in December 1993. Dr. Saloner has served as the Robert A. Magowan Professor of Strategic Management and Economics at the Graduate School of Business at Stanford University since 1990. He served as Associate Dean for Academic Affairs and Director of Research and Course Development at Stanford from 1993 to 1996. From 1982 to 1990, Dr. Saloner was a professor in the Economics Department of the Massachusetts Institute of Technology. Dr. Saloner is a director of Charles River Associates, an economic consulting firm, Brilliant Digital Entertainment, a 3D animation firm, and Next Stage Entertainment, a firm engaged in building a network of live entertainment theaters.

Mr. Schlein was named a director of the Company in February 1996. Mr. Schlein has been a general partner of BMS Partners L.P., a venture partner of U.S. Venture Partners, a venture capital firm, since April 1985. Mr. Schlein held various executive positions with R.H. Macy & Company, Inc. from September 1957 to December 1973 and was President and Chief Executive Officer of its Macy's California division from January 1974 to January 1985. Mr. Schlein currently serves as a director of Burnham Pacific Incorporated, a commercial real estate development and leasing company, Ross Stores, Inc., a clothing store chain, and Resound Corporation, a hearing device manufacturing company, XOOM.com, Inc., an eCommerce company, and bebe stores, inc., a producer of contemporary women's apparel and accessories. Additionally, Mr. Schlein served as a director of Apple Computer, Inc. from 1979 to 1987.

Mr. Staglin was named a director of the Company in 1991. Since 1991, Mr. Staglin has served as the Chief Executive Officer and Chairman of the Board of Directors of Safelite Glass Corporation, a replacement auto glass manufacturing and retailing company. From 1980 to 1991, Mr. Staglin was a Vice President and General Manager of Automatic Data Processing, a computer networking services company. Since 1985, Mr. Staglin has been the owner and manager of Staglin Vineyards. Mr. Staglin currently serves as a director of First Data Corporation, a supplier of computer services for credit card processing and other financial services and CyberCash, Inc., a provider of secure transaction services for the Internet. In 1994, Mr. Staglin was named a member of the Advisory Council to the Stanford Graduate School of Business.

The information required in this Item 10 with respect to compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Exchange Act of 1934" in the Company's definitive proxy statement (the "Proxy Statement"). The Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's last fiscal year in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held on May 11, 1999.

ITEM 11.        EXECUTIVE COMPENSATION

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in this Part III, Item 11 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended December 31, 1999, with the Securities and Exchange Commission, its Proxy Statement, which shall contain, under the caption "Executive Compensation and Other Information," the information required by this item.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in this Part III, Item 12 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended December 31, 1999, with the Securities and Exchange Commission, its Proxy Statement, which shall contain, under the caption "Security Ownership Of Certain Beneficial Owners and Management," the information required by this item.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in this Part III, Item 13 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended December 31, 1999, with the Securities and Exchange Commission, its Proxy Statement, which shall contain, under the caption "Certain Relationships and Related Transactions" the information required by this item.

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

(b)        REPORTS ON FORM 8-K

                     We filed a current Report on Form 8-K dated July 23, 1999 describing, pursuant to Item 2, an agreement to acquire all of the issued and outstanding shares of RDS, and its affiliate, RDS, Inc. On October, 5, 1999, we filed an amendment to the Form 8-K, which included, pursuant to Item 7, the financial statements of RDS and pro forma information.

                     We filed a current report on Form 8-K on December 1, 1999 announcing the launch of our new service, Tradeweave and describing the stock purchase agreement entered into on November 30, 1999 by us (the "Agreement") with our wholly owned subsidiary, Tradeweave Inc., Peter R. Johnson and Garth Saloner.

(c)        EXHIBITS

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

21.1       Subsidiaries of the Registrant

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

****** Incorporated by reference to Exhibit of same number filed with the Registrant's Quarterly Report on Form 10-Q for the year ended
           September 30, 1999.

# Confidential treatment has been granted with respect to portions of this document.

##         Confidential treatment has been requested with respect to portions



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March, 2000.

                                 QRS CORPORATION


                          /s/  Peter Papano
                          -----------------------------------------------------
                          Peter Papano, Chief Financial Officer and Secretary

                                POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Peter Papano, acting alone, his true and lawful attorney-in-fact with authority to execute in the name of each person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December
31, 1999 necessary or advisable to enable QRS Corporation to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual
Report on Form 10-K for the fiscal year ended December 31, 1999 has been signed by the following persons in the capacities indicated and on the dates indicated.

SIGNATURE                                                                            DATE

/s/ John S. Simon                                                             March 24, 2000
--------------------------------------------------------------------
John S. Simon, Chief Executive Officer and Director

/s/ Peter R. Johnson                                                          March 24, 2000
--------------------------------------------------------------------
Peter R. Johnson, Chairman of the Board of Directors

/s/ Tania Amochaev                                                            March 24, 2000
--------------------------------------------------------------------
Tania Amochaev, Director

/s/ Steven D. Brooks                                                          March 24, 2000
--------------------------------------------------------------------
Steven D. Brooks, Director

/s/ David A. Cole                                                             March 24, 2000
--------------------------------------------------------------------
David A. Cole Director

/s/ John P. Dougall                                                           March 24, 2000
--------------------------------------------------------------------
John P. Dougall, Director

/s/ Philip Schlein                                                            March 24, 2000
--------------------------------------------------------------------
Philip Schlein, Director

/s/ Garen K. Staglin                                                          March 24, 2000
--------------------------------------------------------------------
Garen K. Staglin, Director

/s/ Garth Saloner                                                             March 24, 2000
--------------------------------------------------------------------
Garth Saloner, Director