Form 10-Q
period 2000-03-31
QRS CORP
filed 2000-05-15
CIK 906551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from       to

                         Commission file number 0-21958

                                 QRS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         68-0102251
--------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

1400 MARINA WAY SOUTH, RICHMOND, CA                       94804
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

 X  YES         NO
---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock                     Shares Outstanding At May 3, 2000
-----------------------------               ---------------------------------
Common Stock, $.001 par value                                 15,190,881

This document contains 15 pages.

The Exhibit listing appears on Page 14.

                                 QRS CORPORATION
                                    FORM 10-Q
                                      INDEX


NUMBER                                                                                                 PAGE
------                                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999 ..........    3

         Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for
         the Three Months Ended March 31, 2000 and 1999 ............................................    4

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2000  and 1999 ..................................................................    5

         Notes to Condensed Consolidated Financial Statements ......................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations ................................................................................   11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ................................   12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .........................................................................   14

Item 2.  Changes in Securities and Use of Proceeds .................................................   14

Item 3.  Defaults upon Senior Securities ...........................................................   14

Item 4.  Submission of Matters to a Vote of Security Holders .......................................   14

Item 5.  Other Information .........................................................................   14

Item 6.  Exhibits and Reports on Form 8-K ..........................................................   14


SIGNATURES .........................................................................................   15


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 QRS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                       ASSETS


                                                                                                     MARCH 31,          DECEMBER 31,
                                                                                                       2000                1999
                                                                                                   ------------        ------------
Current assets:
     Cash and cash equivalents ................................................................... $     33,811        $     34,412
     Marketable securities available for sale ....................................................       10,858              12,895
     Accounts receivable-net of allowance for doubtful accounts of $2,152 at
       March 31, 2000 and $1,676 at December 31,1999 .............................................       25,666              25,964
     Deferred income tax assets ..................................................................          819                 819
     Prepaid expenses and other ..................................................................        3,223               2,848
     Prepaid income taxes ........................................................................        5,701               4,726
                                                                                                   ------------        ------------

         Total current assets ....................................................................       80,078              81,664
                                                                                                   ------------        ------------


Property and equipment:
     Furniture and fixtures ......................................................................        4,030               3,651
     Equipment ...................................................................................       18,258              15,737
     Leasehold improvements ......................................................................        3,936               3,729
                                                                                                   ------------        ------------
                                                                                                         26,224              23,117
     Less accumulated depreciation and amortization ..............................................        9,781               9,294
                                                                                                   ------------        ------------

         Total ...................................................................................       16,443              13,823
                                                                                                   ------------        ------------

Deferred income tax assets .......................................................................         --                 1,156
Capitalized product development costs - net of accumulated amortization of $6,084 at
   March 31, 2000 and $5,293 at December 31, 1999 ................................................        9,263               8,088
Intangible assets - net of accumulated amortization of $5,795 at March 31, 2000 and
   $2,221 at December 31, 1999 ...................................................................      164,005              20,758
Other assets .....................................................................................        1,160               1,466
                                                                                                   ------------        ------------

     Total ....................................................................................... $    270,949        $    126,955
                                                                                                   ============        ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ............................................................................ $      4,803        $     10,508
     Accrued incentive ...........................................................................        1,273               1,796
     Accrued vacation ............................................................................        2,040               1,195
     Deferred acquisition cost ...................................................................        2,500               2,000
     Deferred revenue ............................................................................        2,004                --
     Payroll taxes ...............................................................................        2,758                --
     Other accrued liabilities ...................................................................        7,326               4,641
                                                                                                   ------------        ------------

         Total current liabilities ...............................................................       22,704              20,140

Deferred income taxes ............................................................................        9,579                --
Deferred acquisition cost ........................................................................        3,500               1,000
Deferred rent and other ..........................................................................        1,915               1,240
                                                                                                   ------------        ------------

     Total liabilities ...........................................................................       37,698              22,380
                                                                                                   ------------        ------------

Minority interest ................................................................................          319                 361

Stockholders' equity:
     Preferred stock - $.001 par value; 10,000,000 shares authorized; none issued and
       outstanding ...............................................................................         --                  --
     Common stock - $.001 par value; 20,000,000 shares authorized; 15,202,644 shares issued and 15,175,319 shares outstanding at March 31, 2000; and 13,674,534
       shares issued and 13,647,208 shares outstanding at December 31, 1999 ......................      240,029              86,971
     Treasury stock; 27,325 shares at March 31, 2000 and December 31, 1999 .......................         (526)               (526)
     Accumulated other comprehensive loss - unrealized loss on investments .......................         (155)               (136)
     Retained earnings (deficit) .................................................................       (6,416)             17,905
                                                                                                   ------------        ------------
         Total Stockholders' equity ..............................................................      232,932             104,214
                                                                                                   ------------        ------------
        Total .................................................................................... $    270,949        $    126,955
                                                                                                   ============        ============

            See notes to condensed consolidated financial statements.



                                 QRS CORPORATION

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS
           (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                               --------------------------------
                                                                                   2000                 1999
                                                                               ------------        ------------
Revenues ................................................................      $     35,110        $     29,344

Cost of revenue .........................................................            19,031              15,018
                                                                               ------------        ------------

Gross profit ............................................................            16,079              14,326

Operating expenses:
     Sales and marketing ................................................             6,914               4,409
     Product development ................................................             1,959               1,995
     General and administrative .........................................             4,579               2,482
     Amortization of intangible assets ..................................             3,574                 163
     In-process research and development ................................            24,882                --
                                                                               ------------        ------------
         Total operating expenses .......................................            41,908               9,049
                                                                               ------------        ------------

Operating earnings (loss) ...............................................           (25,829)              5,277

Interest income .........................................................               397                 564
                                                                               ------------        ------------

Earnings (loss) from continuing operations before income taxes
   and minority interest ................................................           (25,432)              5,841

Income tax expense (benefit) ............................................              (916)              2,220
Minority interest in subsidiary .........................................              (195)               --
                                                                               ------------        ------------

Net earnings (loss) .....................................................           (24,321)              3,621

Other comprehensive earnings (loss) -
     Unrealized gain (loss) from marketable securities available for sale               (19)                 13
                                                                               ------------        ------------

Total comprehensive earnings (loss) .....................................      $    (24,340)       $      3,634
                                                                               ============        ============

Basic earnings (loss) per share .........................................      $      (1.70)       $       0.28
                                                                               ============        ============

Shares used to compute basic earnings (loss) per share ..................        14,325,691          13,009,253
                                                                               ============        ============

Diluted earnings (loss) per share (Note 3) ..............................      $      (1.70)       $       0.26
                                                                               ============        ============

Shares used to compute diluted earnings (loss) per share (Note 3) .......        14,325,691          13,737,711
                                                                               ============        ============


           See notes to condensed consolidated financial statements.

                                 QRS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                         THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                   --------------------------------
                                                                                                       2000                1999
                                                                                                   ------------        ------------
Operating activities:
     Net earnings (loss) ......................................................................... $    (24,321)       $      3,621
     Adjustment to reconcile net earnings (loss) to net cash provided by operating activities:
         Depreciation and amortization ...........................................................        5,643               1,456
         Minority interest in subsidiary .........................................................         (195)               --
         In-process research and development .....................................................       24,882                --
         Loss from disposal of property and equipment ............................................           39                --
     Changes in assets and liabilities, net of effects of acquisitions:
         Accounts receivable .....................................................................        3,732                (259)
         Prepaid expenses and other ..............................................................          266                (121)
         Prepaid income taxes ....................................................................         (925)               --
         Deferred income taxes ...................................................................         --                   351
         Accounts payable ........................................................................       (5,995)              1,220
         Deferred revenue ........................................................................          151                --
         Deferred rent and other .................................................................          378                   5
         Income taxes payable ....................................................................         --                   398
         Other accrued liabilities ...............................................................         (675)               (405)
                                                                                                   ------------        ------------

         Net cash provided by operating activities ...............................................        2,980               6,266
                                                                                                   ------------        ------------

Investing activities:
     Sales of marketable securities - available for sale (net) ...................................        2,018                 335
     Purchase of property and equipment ..........................................................       (3,398)             (1,080)
     Capitalization of product development costs .................................................       (1,966)               (468)
     Other assets ................................................................................          546                (391)
     Payment of deferred acquisition costs .......................................................       (2,000)               --
     Acquisition of businesses, net of cash acquired and fair value of common stock issued .......       (4,270)               --
                                                                                                   ------------        ------------

         Net cash used in investing activities ...................................................       (9,070)             (1,604)
                                                                                                   ------------        ------------

Financing activities:
     Exercise of stock options ...................................................................        5,206               2,676
     Contributions from minority interest ........................................................          283                --
                                                                                                   ------------        ------------
         Net cash provided by financing activities ...............................................        5,489               2,676
                                                                                                   ------------        ------------

Net increase (decrease) in cash and cash equivalents .............................................         (601)              7,338
Cash and cash equivalents at beginning of period .................................................       34,412              36,642
                                                                                                   ------------        ------------
Cash and cash equivalents at end of period ....................................................... $     33,811        $     43,980
                                                                                                   ============        ============

Other cash flow information:
         Taxes paid during the period ............................................................ $          9        $      1,822
                                                                                                   ============        ============
Noncash financing activities:
     Tax benefit from stock options exercised .................................................... $      7,309        $      1,751
     Deferred acquisition cost ...................................................................        5,000                --
     Fair value of common stock issued ...........................................................      131,177                --
     Fair value of stock options assumed .........................................................        9,367                --
     Unrealized gain (loss) on investments .......................................................          (19)                 13

On March 10, 2000, we acquired substantially all the assets of RockPort Trade
Systems, Inc. and on January 21, 2000, we acquired the outstanding capital stock of Image Info Inc. The purchase price was allocated, as follows:

     Working capital, other than cash............................................................. $    (4,508)
     Property and equipment.......................................................................         539
     Other assets.................................................................................          97
     Goodwill.....................................................................................     100,489
     Other intangible assets......................................................................      46,476
     In-process research and development .........................................................      24,882
     Other non-current liabilities................................................................      (5,296)
     Fair value of stock options assumed..........................................................      (9,367)
     Deferred income taxes........................................................................     (17,865)
     Less: Common stock issued in connection with acquisitions....................................    (131,177)
                                                                                                  ------------
     Acquisitions, net of cash acquired of $730 and fair value of common stock issued............. $     4,270
                                                                                                  ============


           See notes to condensed consolidated financial statements.

                                 QRS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       GENERAL

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

        We have prepared the condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations and comprehensive earnings (loss) and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 1999 is derived from our audited consolidated financial statements as of that date.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

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

        The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results anticipated for the full year.

        Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

2.      ACQUISITIONS

        On March 10, 2000, we acquired substantially all of the assets of RockPort Trade Systems, Inc., a Massachusetts corporation (RockPort), pursuant to an Agreement and Plan of Reorganization (Reorganization Agreement), dated February 29, 2000. The total acquisition cost was $100,953,407, comprised of 814,794 shares of our common stock valued at $90,136,703; transaction costs of approximately $1,450,000 and $9,366,704 in stock compensation related to stock options assumed. We assumed the liabilities of RockPort under its RockPort Stock Option Plan (RockPort Plan) and the outstanding stock options of RockPort that converted to options to purchase 89,645 shares of our common stock. As a result, we recorded stock compensation of approximately $9,366,704, which has been included in the acquisition cost. The stock compensation represents the difference between the original grant price of the outstanding stock options and the estimated fair value of the shares of our common stock underlying the stock options assumed as of the acquisition date.

        On January 21, 2000, Image Info Inc. (Image Info), a New York corporation merged with and into WS Acquisition Corp. (WSC), a wholly-owned subsidiary of ours that was formed in January 2000, pursuant to an Agreement and Plan of Merger, dated January 16, 2000 among us, WSC and Image Info (Merger Agreement). The total acquisition cost was $52,771,682, comprised of $5,000,000 paid in cash; $5,000,000 in deferred acquisition cost to the former shareholders of Image Info; 440,914 shares of our common stock valued at $41,040,182; $1,431,500 in bonuses payable to the employees of Image Info and transaction costs of approximately $300,000. Under the terms of the Merger Agreement, we agreed to pay $2,500,000 each in 2001 and 2002 to the former shareholders of Image Info if revenue from the acquired business meets or exceeds certain levels in 2000 and 2001. Management has determined, based on the results of its analysis that it is highly probable that revenue from the acquired business will exceed the established levels, and accordingly, the deferred acquisition cost to the former shareholders of Image Info has been included in the acquisition cost.

        The purchase price related to each acquisition has been allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as determined by an independent appraisal. The financial statements reflect the preliminary allocation of the purchase price, as estimates of certain direct costs and liabilities associated with the transaction have not yet been finalized. The fair value of the assets acquired and liabilities assumed, based on the preliminary allocation of the purchase price, is summarized as follows (in thousands):


                                                                     ROCKPORT           IMAGE INFO            TOTAL
                                                                   ------------        ------------        ------------
        Cash .................................................     $       --          $      5,000        $      5,000
        Estimated fair value of common stock issued ..........           90,137              41,040             131,177
        Fair value of stock options assumed ..................            9,367                --                 9,367
        Accrued transaction costs ............................            1,450                 300               1,750
        Deferred acquisition cost ............................             --                 5,000               5,000
        Accrued bonuses ......................................             --                 1,432               1,432
                                                                   ------------        ------------        ------------
        Total purchase price .................................     $    100,954        $     52,772        $    153,726
                                                                   ============        ============        ============



        Preliminary allocation of purchase price:
        Goodwill ..........................................        $     70,208        $     30,281        $    100,439
        Current technology ................................              18,818              17,486              36,304
        Customer list and trademark .......................               2,438               2,283               4,721
        Fair value of other intangible assets .............                --                 1,700               1,700
        Assembled workforce ...............................               2,813                 938               3,751
        In-process research and development ...............              15,443               9,439              24,882
        Accounts receivable ...............................               2,155               1,279               3,434
        Prepaid and other current assets ..................                 634                   6                 640
        Property and equipment ............................                 217                 322                 539
        Other assets ......................................                  54                  43                  97
        Cash ..............................................                 730                --                   730
        Deferred income taxes .............................              (9,228)             (8,637)            (17,865)
        Liabilities assumed ...............................              (3,328)             (2,368)             (5,696)
                                                                   ------------        ------------        ------------
                Total allocation of purchase price ...........     $    100,954        $     52,772        $    153,726
                                                                   ============        ============        ============


        The amounts allocated to intangible assets will be amortized on a straight-line basis over estimated useful lives of three to seven years. The amounts allocated to in-process research and development of $24,882,000 were charged to expense during the three months ended March 31, 2000 as technological feasibility had not been established and no alternative future uses existed for the research projects at the acquisition dates.

        The following unaudited pro forma financial results of QRS, RockPort and Image Info for the three months ended March 31, 2000 and 1999 give effect to the acquisition of RockPort and Image Info as if the acquisitions had occurred on the first day of the periods presented and includes adjustments (increase in amortization of intangible assets, in-process research and development charge, decrease in interest income from the increase in the use of cash and the related income tax adjustments) directly attributable to the acquisition and expected to have a continuing impact on the combined company. The unaudited pro forma financial information has been prepared based on preliminary estimates of certain direct costs and liabilities associated with the transaction, and amounts actually recorded may change upon final determination of such amounts. Specifically, additional information is expected to be obtained for accrued expenses related to the acquisition.

        The unaudited pro forma financial results are provided for comparative purposes only and are not necessarily indicative of what our actual results would have been had the forgoing transactions been consummated on such dates, nor does it give effect to the synergies, cost savings and other charges expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of our results of operations as of the date hereof or for any period ended on the date hereof or for any other future date or period.

        Unaudited Pro Forma Financial Information (in thousands, except share and per share amounts):


                                                                 Three Months Ended
                                                                       March 31,
                                                           --------------------------------
                                                               2000                 1999
                                                           ------------        ------------
        Revenues ....................................      $     36,603        $     32,084

        Net loss ....................................      $    (27,524)       $    (26,396)
                                                           ============        ============

        Basic and diluted loss per share (Note 3) ...      $      (1.83)       $      (1.85)
                                                           ============        ============

        Shares used to compute basic and diluted loss
        per share (Note 3) .........................        15,040,406          14,264,960
                                                           ============        ============


        Basic and diluted pro forma loss per share was calculated based on our outstanding common stock at March 31, 2000 and 1999, which reflects 814,794 and 440,914 shares of our common stock issued in connection with the acquisition of RockPort and Image Info, respectively

3.      EARNINGS (LOSS) PER SHARE

        Basic EPS is calculated by dividing net earnings (loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

        The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:


                                                                Three Months Ended
                                                                     March 31,
                                                           ------------------------------
                                                              2000                1999
                                                           ----------          ----------
        Shares used to compute basic EPS                   14,325,691          13,009,253

        Add:  effect of dilutive securities                      --               728,458
                                                           ----------          ----------

        Shares used to compute diluted EPS                 14,325,691          13,737,711
                                                           ==========          ==========


         Diluted loss per share for the three months ended March 31, 2000 and diluted pro forma loss per share for the three months ended March 31, 2000 and 1999 (Note 2) were the same as basic loss per share because the potential common shares outstanding during the period are antidilutive.

4.       TREASURY STOCK

         Our Board of Directors has authorized the repurchase from time to time of up to $10 million of our common stock in both open market and block transactions. On May 4, 2000, our Board of Directors increased the number of shares available for repurchase from time to time by $5 million to a total of $15 million. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. During the first three months of 2000, we did not repurchase any shares of common stock.

5.       COMMITMENTS AND CONTINGENCIES

         We entered into a Business Partner Agreement with IBM for the purchase of $250 million of network services over a three-year period commencing January 1, 1998. The agreement includes specified annual minimum purchases and a graduated adjustment charge if total purchases fall below the total minimum amount. Effective July 1, 1999, this agreement was modified and the termination date was extended by one year to December 31, 2001. The minimum gross revenue commitment for the term of the modified agreement was increased from $250 million to $335 million in consideration of an increase in the application discounts.

         In December 1999, we entered into two concurrent transactions with CommPress, Inc. a.k.a. bTrade (bTrade), an unaffiliated company. In one transaction, we licensed our Keystone catalog software to bTrade for $3,000,000. The arrangement grants bTrade a non-exclusive, non-transferable license to be used solely in certain industry segments. The license has a term of one year and automatically renews unless either party terminates the arrangement. In the other transaction, bTrade licensed its bTrade messaging software to us for $4,000,000 and a guaranteed minimum service fee of $5,000,000 over 3 years (the term of the arrangement). The arrangement grants a non-transferable, non-exclusive license to the messaging software and the ability to market and resell the related services to our customer base. Due to the concurrent execution of the two contracts, they were deemed to be non-monetary transactions. As the fair value of the products and services exchanged and received could not be reasonably determined, we recorded the transactions on a net basis and the resulting net asset of $1,000,000 will be amortized to expense over three years.

         In March 2000, we agreed to modify our agreements with bTrade such that the Keystone catalog license agreement was rescinded and the bTrade messaging software license agreement was amended to reduce the license fee from $4,000,000 to $1,000,000. The net effect of these modifications was to reduce our accounts receivable from bTrade by $3,000,000 and our accounts payable to bTrade by an equal amount. This adjustment, which did not affect earnings, was recorded during the three months ended March 31, 2000. In addition, the guaranteed minimum service fee to bTrade discussed above was reduced to $1,000,000.

6.       RELATED PARTY TRANSACTIONS

         On November 30, 1999, we entered into a Common Stock Purchase Agreement (the "Agreement") with our wholly owned subsidiary, Tradeweave, Peter
         R. Johnson, Chairman of our Board of Directors, and Garth Saloner, a member of our Board of Directors and Chairman of the Compensation Committee of our Board of Directors. Under the terms of the Agreement, during 1999, Tradeweave issued 380,000 shares of its common stock to Peter R. Johnson for $380,000 in cash, 120,000 shares of its common stock to Garth Saloner for $120,000 in cash, and an additional 4,499,950 shares of its common stock to us for $4,499,950 in cash. During the three-month period ended March 31, 2000, Tradeweave issued 100,000 shares of its common stock to Peter R. Johnson for $100,000 in cash and 182,750 shares of its common stock to various Tradeweave employees for $182,750 in cash pursuant to exercises of Tradeweave stock options. As of March 31, 2000, we owned 85.2% of the outstanding common stock of Tradeweave.

7.       SEGMENT INFORMATION

         QRS services are marketed as a comprehensive suite of electronic commerce offerings and are designed to function most powerfully in unison. A new venture, Tradeweave, focusing on assisting retailers, vendors and manufacturers in the disposition of surplus and markdown apparel merchandise, commenced planning and developmental activities in the latter half of 1999. Although the Tradeweave marketplace service offering is integrated with other QRS products, Tradeweave was established as a start-up and separate legal entity in order to minimize the time to launch this service and management evaluates its performance separately from the other QRS products. During 1999, Tradeweave was in a development stage and its service offering was launched in mid-January 2000.

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

         As Tradeweave was established during the third quarter of 1999, separate segment disclosure for QRS Other Products for the three months ended March 31, 1999 is included on the face of the financial statements and is not repeated here. Financial information for our business segments for the three months ended March 31, 2000 is as follows (in thousands):


                                        QRS
                                       OTHER                        INTERCOMPANY
                                      PRODUCTS       TRADEWEAVE     ELIMINATIONS          TOTAL
                                      --------       ----------     -------------         -----
Revenues                              $  35,110       $    --         $    --          $  35,110

Operating loss                          (22,581)         (3,248)           --            (25,829)

Total assets                            268,962           6,257          (4,270)*        270,949

Depreciation and amortization             5,612              31            --              5,643

Capital expenditures                      2,766             632            --              3,398

Capitalized product development
costs                                       672           1,294            --              1,966


----------
* The intercompany elimination is comprised of advances made to Tradeweave and deferred tax liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF INTENSE COMPETITION IN THE ELECTRONIC COMMERCE BUSINESS, OUR DEPENDENCE ON KEY RETAILERS, OUR ABILITY TO SUCCESSFULLY INTRODUCE NEW PRODUCTS AND SERVICES, OUR DEPENDENCE ON THE AT&T/IBM GLOBAL NETWORK AND OTHER RISK FACTORS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

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


        RESULTS OF OPERATIONS

        Revenues increased by 20% to $35.1 million for the first quarter of 2000, from $29.3 million for the first quarter of 1999. This increase was primarily attributable to revenues from our expanded product offerings in content and applications services. There was an overall increase in our customer base with higher usage of eCommerce and content services. The number of retailers and vendors, including carriers, increased from 8,119 as of March 31, 1999 to 9,024 as of March 31, 2000. The number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. March is usually a seasonal peak month for eCommerce services but we did not experience the anticipated seasonal peak in March 2000. There was no revenue from the Tradeweave product line.

        Cost of revenue consists primarily of the cost of purchasing network services and the cost of our data center and technical customer support services. Cost of revenue increased by 27% to $19.0 million for the first quarter of 2000, from $15.0 million for the first quarter of 1999. The increase was principally due to increases in our data center and technical customer support services group reflecting growth in customers and our expanded product offerings in content services and applications services. Tradeweave customer and technical support services of $1.4 million were incurred as we prepared for the launch of the product in April 2000. Purchased network services decreased, reflecting growth in network services purchased under a long-term contract, discounted based upon a multi-year volume commitment. The gross profit margin was 46% and 49% for the first quarter of 2000 and 1999, respectively.

        Sales and marketing expenses consist primarily of personnel and related costs of our sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased by 57% to $6.9 million for the first quarter of 2000, from $4.4 million for the first quarter of 1999. This increase reflects our expansion of retailer and vendor-specific coverage and growth in our Program Sales and Enablement organization, the group responsible for rapidly enabling trading partners for key hub customers as well as the sales organizations to support our expanded product offerings in content and application services. In addition, we incurred $901,000 of marketing costs to launch the Tradeweave product.

        Product development expenses consist primarily of personnel and equipment costs related to research, development and implementation of new services and enhancement of existing services. Product development expenses were $2.0 million each for the first quarters of 2000 and 1999. We capitalized product development costs of $2.0 million (including $1.3 million for Tradeweave) and $500,000 in the first quarters of 2000 and 1999, respectively. The increase in capitalized product development costs in 2000 reflects significantly higher research and development activities for products that have reached technological feasibility.

       General and administrative expenses consist primarily of the personnel and related costs of our finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses increased by 84% to $4.6 million for the first quarter of 2000, from $2.5 million for the first quarter of 1999. This increase was primarily due to increased investments in infrastructure and increased headcount to support a larger organization, and included $370,000 for Tradeweave.

       In connection with the acquisition of RockPort and the merger with Image Info (discussed in Note 2 of Notes to Condensed Consolidated Financial Statements), we expensed $24.9 million of in-process research and development. These acquisitions also resulted in $147.0 million of intangible assets, which are being amortized over estimated useful lives of three to seven years.

       Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income was $397,000 and $564,000 for the first quarter of 2000 and 1999, respectively. Changes in interest income reflect the level of average investment balances in each period and a shift from taxable to non-taxable marketable securities. On January 21, 2000, we utilized $5.0 million in cash to acquire Image Info.

       We recorded an income tax benefit of $916,000 for the first quarter of 2000, resulting from purchase accounting adjustments related to the acquisitions of RockPort and Image Info, and recorded an income tax expense of $2.2 million for the first quarter of 1999. Our income tax rate for the first quarter of 1999 was 38%. Our income tax rate for the first quarter of 2000 of 39% approximates the combined effective federal and state income tax rates.


       LIQUIDITY AND CAPITAL RESOURCES

       Our working capital was $61.5 million at December 31, 1999 and $57.4 million at March 31, 2000. Cash, cash equivalents and marketable securities decreased from $47.3 million at December 31, 1999 to $44.7 million at March 31, 2000. Total assets increased from $127.0 million at December 31, 1999 to $270.9 million at March 31, 2000 and total liabilities increased from $22.4 million at December 31, 1999 to $37.7 million at March 31, 2000.

       The decrease of $2.6 million in cash, cash equivalents and marketable securities from December 31, 1999 to March 31, 2000 resulted primarily from the payment of $6.3 million for acquisitions and $5.4 million for capital expenditures (including product development costs) offset by cash flow from operations and proceeds from exercise of stock options and sales of marketable securities.

       Our Board of Directors has authorized the repurchase from time to time of up to $10 million of our common stock in both open market and block transactions. On May 4, 2000, our Board of Directors increased the number of shares available for repurchase from time to time by $5 million to a total of $15 million. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. We did not repurchase any of our common stock during the first three months ended March 31, 2000.

       Management believes that the cash resources available at March 31, 2000 and cash anticipated to be generated from future operations will be sufficient for us to meet our working capital needs, capital expenditures and common stock repurchases for the next year. We have not paid any cash dividends to date and do not intend to pay cash dividends with respect to common stock in the foreseeable future.


       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       INTEREST RATE RISK

       Our exposure to market risk associated with changes in interest rates relates primarily to our investment portfolio of marketable securities. We do not use derivative financial instruments in our investment portfolio. The stated objectives of our investment guidelines are to preserve principal, meet liquidity needs and deliver maximum yield subject to the previous conditions. The guidelines limit maturity, concentration, and eligible investments to high credit quality U.S. issuers, such as the U.S. Treasuries and agencies of the U.S. Government, and highly rated banks and corporations. Our marketable securities profile includes only those securities with active secondary or resale markets to ensure portfolio liquidity.

       The table below presents principal amounts and related weighted average interest rates due by date of maturity for our marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At March 31, 2000, the weighted average maturity and interest rate of the marketable securities portfolio was 165 days.


                                                    MATURITY                  FAIR VALUE AT
       (Amounts in thousands)                         2000                    MARCH 31, 2000
                                                      ----                    --------------
       U.S. Government Agencies                    $10,996                           $10,858
          Average interest rate                       4.42%                             4.42%


       FOREIGN CURRENCY RISK

       We have no significant investments outside the United States and do not have material foreign currency risk.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
                  None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  On January 21, 2000 we issued 440,914 shares of our common stock in connection with the acquisition of all the outstanding capital stock of Image Info. On March 10, 2000, we issued 814,794 shares of our common stock in connection with the acquisition of substantially all of the assets of RockPort. On April 26, 2000, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale certain of the shares issued in connection with the Image Info and RockPort transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  A. EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
27.1              Financial Data Schedule

                  B. REPORTS ON FORM 8-K

                  We filed a Current Report on Form 8-K dated January 28, 2000 describing, pursuant to Item 2, an agreement to acquire all of the issued and outstanding capital stock of Image Info. On
                  March 27, 2000, we filed an amendment to the Form 8-K dated
                  January 28, 2000, which included, pursuant to Item 7, the financial statements of Image Info and pro forma information.
                  We filed a Current Report on Form 8-K dated March 24, 2000 describing, pursuant to Item 2, an agreement to acquire substantially all of the assets of RockPort.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.


                            QRS CORPORATION
                            ----------------------------------------------------
                              (Registrant)


                            \s\ John S. Simon
                            ----------------------------------------------------
May 15, 2000                John S. Simon
                            Chief Executive Officer

                            \s\ Shawn M. O'Connor
                            ----------------------------------------------------
May 15, 2000                Shawn M. O'Connor
                            President, Chief Operating Officer, Chief Financial
                            Officer and Secretary