Form 10-Q
period 2000-06-30
QRS CORP
filed 2000-08-14
CIK 906551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

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

 X  YES         NO
---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock                     Shares Outstanding at August 9, 2000
-----------------------------               ------------------------------------
Common Stock, $.001 par value               15,216,964

This document contains 17 pages.

The Exhibit listing appears on Page 16.

                                 QRS CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
NUMBER
------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999......................    3

         Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for
         the Three and Six Months Ended June 30, 2000 and 1999................................................    4

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2000 and 1999...............................................................................    5

         Notes to Condensed Consolidated Financial Statements.................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations...........................................................................................   12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................   14


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................................   15

Item 2.  Changes in Securities and Use of Proceeds............................................................   15

Item 3.  Defaults upon Senior Securities......................................................................   15

Item 4.  Submission of Matters to a Vote of Security Holders..................................................   15

Item 5.  Other Information....................................................................................   15

Item 6.  Exhibits and Reports on Form 8-K.....................................................................   16


SIGNATURES....................................................................................................   17

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 QRS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                          ASSETS

                                                                                                JUNE 30,      DECEMBER 31,
                                                                                                  2000            1999
                                                                                              ------------    ------------
Current assets:
     Cash and cash equivalents ............................................................   $    23,595     $    34,412
     Marketable securities available for sale .............................................         6,994          12,895
     Accounts receivable-net of allowance for doubtful accounts of $1,964 at
       June 30, 2000 and $1,676 at December 31,1999 .......................................        27,737          25,964
     Deferred income tax assets ...........................................................           819             819
     Prepaid expenses and other ...........................................................         3,900           2,848
     Prepaid income taxes .................................................................         5,668           4,726
                                                                                              ------------    ------------

         Total current assets .............................................................        68,713          81,664
                                                                                              ------------    ------------

Property and equipment:
     Furniture and fixtures ...............................................................         4,579           3,651
     Equipment ............................................................................        20,415          15,737
     Leasehold improvements ...............................................................         4,267           3,729
                                                                                              ------------    ------------
                                                                                                   29,261          23,117
     Less accumulated depreciation and amortization .......................................       (10,415)         (9,294)
                                                                                              ------------    ------------

         Total ............................................................................        18,846          13,823
                                                                                              ------------    ------------

Deferred income tax assets ................................................................            --           1,156
Capitalized product development costs - net of accumulated amortization of $7,126 at
   June 30, 2000 and $5,293 at December 31, 1999 ..........................................         9,898           8,088
Intangible assets - net of accumulated amortization of $12,691 at June 30, 2000 and
   $2,221 at December 31, 1999 ............................................................       158,436          20,758
Other assets ..............................................................................         1,444           1,466
                                                                                              ------------    ------------

     Total ................................................................................   $   257,337     $   126,955
                                                                                              ============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .....................................................................   $     3,544     $    10,508
     Accrued incentive ....................................................................         1,462           1,796
     Accrued vacation .....................................................................         2,142           1,195
     Deferred acquisition cost ............................................................         2,600           2,000
     Deferred revenue .....................................................................         4,034              --
     Other accrued liabilities ............................................................         4,178           4,641
                                                                                              ------------    ------------

         Total current liabilities ........................................................        17,960          20,140

Deferred income taxes .....................................................................         9,585              --
Deferred acquisition cost .................................................................         3,500           1,000
Deferred rent and other ...................................................................         1,850           1,240
                                                                                              ------------    ------------

     Total liabilities ....................................................................        32,895          22,380
                                                                                              ------------    ------------

Minority interest .........................................................................         1,168             361

Stockholders' equity:
     Preferred stock - $.001 par value; 10,000,000 shares authorized; none issued and
       outstanding ........................................................................            --              --
     Common stock - $.001 par value; 60,000,000 shares authorized; 15,225,986 shares issued and 15,000,661 shares outstanding at June 30, 2000; and 13,674,533
       shares issued and 13,647,208 shares outstanding at December 31, 1999 ...............       240,321          86,971
     Treasury stock; 225,325 shares at June 30, 2000 and 27,325 shares at December 31, 1999        (5,530)           (526)
     Accumulated other comprehensive loss - unrealized loss on investments ................           (20)           (136)
     Retained (deficit) earnings ..........................................................       (11,497)         17,905
                                                                                              ------------    ------------
         Total Stockholders' equity .......................................................       223,274         104,214
                                                                                              ------------    ------------
        Total .............................................................................     $ 257,337       $ 126,955
                                                                                              ============    ============

            See notes to condensed consolidated financial statements.

                                 QRS CORPORATION
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                  JUNE 30,                        JUNE 30,
                                                                       -----------------------------   ----------------------------
                                                                            2000           1999            2000            1999
                                                                       -------------   ------------    -------------   ------------

Revenues ...........................................................   $     36,491    $    29,540      $    71,601    $    58,884

Cost of revenue ....................................................         20,905         14,852           39,936         29,870
                                                                       -------------   ------------    -------------   ------------

Gross profit .......................................................         15,586         14,688           31,665         29,014

Operating expenses:
     Sales and marketing ...........................................          7,120          3,844           14,034          8,253
     Product development ...........................................          1,652          2,089            3,611          4,084
     General and administrative ....................................          5,769          2,785           10,348          5,267
     Amortization of intangible assets .............................          6,896            141           10,470            304
     In-process research and development ...........................             --             --           24,882             --
                                                                       -------------   ------------    -------------   ------------
         Total operating expenses ..................................         21,437          8,859           63,345         17,908
                                                                       -------------   ------------    -------------   ------------

Operating earnings (loss) ..........................................         (5,851)         5,829          (31,680)        11,106

Interest income ....................................................            431            493              828          1,057
                                                                       -------------   ------------    -------------   ------------

Earnings (loss) from continuing operations before income taxes
   and minority interest ...........................................         (5,420)         6,322          (30,852)        12,163

Income tax expense (benefit) .......................................             (9)         2,402             (925)         4,621

Minority interest in subsidiary ....................................           (330)            --             (525)            --
                                                                       -------------   ------------    -------------   ------------

Net earnings (loss) ................................................         (5,081)         3,920          (29,402)         7,542
                                                                       -------------   ------------    -------------   ------------
Other comprehensive (losses):
     Unrealized gain (loss) from marketable securities
      available for sale............................................            135           (127)             116           (114)
                                                                       -------------   ------------    -------------   ------------

Total comprehensive earnings (loss) ................................   $     (4,946)   $     3,793     $    (29,286)   $     7,428
                                                                       =============   ============    =============   ============

Basic earnings (loss) per share ....................................   $      (0.34)   $      0.30     $      (1.99)   $      0.57
                                                                       =============   ============    =============   ============

Shares used to compute basic earnings (loss) per share .............     15,164,975     13,250,813       14,745,126     13,127,742
                                                                       =============   ============    =============   ============

Diluted earnings (loss) per share (Note 3) .........................   $      (0.34)   $      0.28     $      (1.99)   $      0.54
                                                                       =============   ============    =============   ============

Shares used to compute diluted earnings (loss) per share (Note 3) ..     15,164,975     14,050,777       14,745,126     13,902,699
                                                                       =============   ============    =============   ============


           See notes to condensed consolidated financial statements.

                                 QRS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                               SIX MONTHS ENDED
                                                                                                                   JUNE 30,
                                                                                                           -------------------------
                                                                                                              2000           1999
                                                                                                           ----------     ----------
Operating activities:
     Net earnings (loss) ...............................................................................   $ (29,402)     $   7,542
     Adjustment to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
         Depreciation and amortization .................................................................      15,107          2,834
         Minority interest in subsidiary ...............................................................        (525)            --
         In-process research and development ...........................................................      24,882             --
         Loss from disposal of property and equipment ..................................................          96             92
     Changes in assets and liabilities, net of effects of acquisitions:
         Accounts receivable ...........................................................................       1,203             92
         Prepaid expenses and other ....................................................................        (720)           (37)
         Prepaid income taxes ..........................................................................        (942)            --
         Deferred income taxes .........................................................................          52            350
         Accounts payable ..............................................................................      (7,254)           660
         Deferred revenue ..............................................................................       1,482             --
         Deferred rent and other .......................................................................         313            (29)
         Income taxes payable ..........................................................................          --         (1,687)
         Other accrued liabilities .....................................................................      (4,224)           338
                                                                                                           ---------     ---------

         Net cash provided by operating activities .....................................................          68         10,155
                                                                                                           ---------     ---------

Investing activities:
     Sales (purchases) of marketable securities - available for sale (net) .............................       6,017         (3,353)
     Purchase of property and equipment ................................................................      (7,515)        (2,519)
     Proceeds from disposal of property and equipment ..................................................         131             --
     Capitalized product development costs .............................................................      (3,643)          (965)
     Other assets ......................................................................................         118           (474)
     Payment of deferred acquisition costs .............................................................      (2,000)            --
     Payment of transaction costs ......................................................................      (1,683)            --
     Acquisition of businesses, net of cash acquired and fair value of common stock issued .............      (4,270)            --
                                                                                                           ---------     ---------

         Net cash used in investing activities .........................................................     (12,845)        (7,311)
                                                                                                           ---------     ---------

Financing activities:
     Proceeds from exercise of stock options and stock warrants ........................................       5,283         7,576
     Contributions from minority interest ..............................................................       1,681            --
     Purchase of treasury stock ........................................................................      (5,004)           --
                                                                                                           ---------     ---------
         Net cash provided by financing activities .....................................................       1,960         7,576
                                                                                                           ---------     ---------

Net increase (decrease) in cash and cash equivalents ...................................................     (10,817)       10,420
Cash and cash equivalents at beginning of period .......................................................      34,412        36,642
                                                                                                           ---------     ---------
Cash and cash equivalents at end of period .............................................................   $  23,595     $  47,062
                                                                                                           =========     =========

Other cash flow information:
Taxes paid during the period ...........................................................................   $      69     $   5,958
                                                                                                           =========     =========
Noncash financing activities:
     Tax benefit from stock options exercised ..........................................................   $   7,523     $   4,713
     Deferred acquisition cost .........................................................................       5,000            --
     Fair value of common stock issued in acquisitions .................................................     131,177            --
        Fair value of stock options assumed in acquisitions ............................................       9,367            --
        Unrealized gain (loss) on investments ..........................................................         116          (114)

On March 10, 2000, we acquired substantially all the assets of RockPort Trade
Systems, Inc. and on January 21, 2000, we acquired the outstanding capital stock of Image Info Inc. The purchase price was allocated, as follows:

     Working capital, other than cash ..................................................................   $  (5,691)
     Property and equipment ............................................................................         539
     Other assets ......................................................................................          97
     Goodwill ..........................................................................................     101,672
     Other intangible assets ...........................................................................      46,476
     In-process research and development ...............................................................      24,882
     Other non-current liabilities .....................................................................      (5,296)
     Fair value of stock options assumed in acquisitions ...............................................      (9,367)
     Deferred income taxes .............................................................................     (17,865)
     Less: Common stock issued in connection with acquisitions .........................................    (131,177)
                                                                                                           ---------
     Acquisitions, net of cash acquired of $730 and fair value of common stock issued ..................   $   4,270
                                                                                                           =========

            See notes to condensed consolidated financial statements.

                                 QRS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      GENERAL

        Our products and services are organized and marketed as a comprehensive suite of services, including Electronic Commerce Services, such as messaging, service bureau, outsourcing and connectivity; Content Services, consisting primarily of the Keystone catalog service, digital photography and price auditing services; Application Services, such as global sourcing services, inventory management, logistics management services, and Marketplace Services, consisting of set-price trading and auctions, and vendor showroom.

        We have prepared the condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of operations and comprehensive earnings (loss) and the condensed consolidated statements of cash flows for the three and six months ended June 30, 2000 and 1999, without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 1999 is derived from our audited consolidated financial statements as of that date.

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

        The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results anticipated for the full year.

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

        On January 21, 2000, Image Info Inc. (Image Info), a New York corporation merged with and into WS Acquisition Corp. (WSC), a wholly-owned subsidiary of ours that was formed in January 2000, pursuant to an Agreement and Plan of Merger, dated January 16, 2000 among us, WSC and Image Info (Merger Agreement). The total acquisition cost was $51,340,182, comprised of $5,000,000 paid in cash; $5,000,000 in deferred acquisition cost to the former shareholders of Image Info; 440,914 shares of our common stock valued at $41,040,182; and transaction costs of approximately $300,000. Under the terms of the Merger Agreement, we agreed to pay $2,500,000 each in 2001 and 2002 to the former shareholders of Image Info if revenue from the acquired business meets or exceeds certain levels in 2000 and 2001. Management has determined, based on the results of its analysis that it is highly probable that revenue from the acquired business will exceed the established levels, and accordingly, the deferred acquisition cost to the former shareholders of Image Info has been included in the acquisition cost.

        The purchase price related to each acquisition has been allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as determined by an independent appraisal. The financial statements reflect the preliminary allocation of the purchase price, as estimates of certain direct costs and liabilities associated with the transaction have not yet been finalized. During the second quarter of 2000, the Company adjusted the opening balance sheet of Image Info to properly reflect deferred revenue from maintenance and other service obligations. The fair value of the assets acquired and liabilities assumed, based on the preliminary allocation of the purchase price, is summarized as follows (in thousands):

                                                                  Rockport      Image Info        Total
                                                                 ----------     ----------      ---------

               Cash .........................................     $      --     $    5,000      $   5,000
               Estimated fair value of common stock issued...        90,137         41,040        131,177
               Fair value of stock options assumed ..........         9,367             --          9,367
               Accrued transaction costs ....................         1,450            300          1,750
               Deferred acquisition cost ....................            --          5,000          5,000
                                                                  ---------      ---------      ---------
                  Total purchase price ......................     $ 100,954      $  51,340      $ 152,294
                                                                  =========      =========      =========

               Preliminary allocation of purchase price:
               Goodwill .....................................     $  69,825      $  31,847      $ 101,672
               Current technology ...........................        18,818         17,486         36,304
               Customer list and trademark ..................         2,438          2,283          4,721
               Fair value of other intangible assets ........            --          1,700          1,700
               Assembled workforce ..........................         2,813            938          3,751
               In-process research and development ..........        15,443          9,439         24,882
               Accounts receivable ..........................         1,928          1,047          2,975
               Prepaid and other current assets .............           226              6            232
               Property and equipment .......................           217            322            539
               Other assets .................................            54             43             97
               Cash .........................................           730             --            730
               Deferred income taxes ........................        (9,228)        (8,637)       (17,865)
               Liabilities assumed ..........................        (2,310)        (5,134)        (7,444)
                                                                  ---------      ---------      ---------
                 Total allocation of purchase price .........     $ 100,954      $  51,340      $ 152,294
                                                                  =========      =========      =========

         The amounts allocated to intangible assets will be amortized on a straight-line basis over estimated useful lives of three to seven years. The amounts allocated to in-process research and development of $24,882,000 were charged to expense during the six months ended June 30, 2000 as technological feasibility had not been established and no alternative future uses existed for the research projects at the acquisition dates.

         The following unaudited pro forma financial results of QRS, RockPort and Image Info for the six months ended June 30, 2000 and 1999 give effect to the acquisition of RockPort and Image Info as if the acquisitions had occurred on the first day of the periods presented and includes adjustments (increase in amortization of intangible assets, in-process research and development charge, decrease in interest income from the increase in the use of cash and the related income tax adjustments) directly attributable to the acquisition and expected to have a continuing impact on the combined company. The unaudited pro forma financial information has been prepared based on preliminary estimates of certain direct costs and liabilities associated with the transaction, and amounts actually recorded may change upon final determination of such amounts. Specifically, additional information is expected to be obtained for accrued expenses related to the acquisition.

         The unaudited pro forma financial results are provided for comparative purposes only and are not necessarily indicative of what our actual results would have been had the forgoing transactions been consummated on such dates, nor does it give effect to the synergies, cost savings and other charges expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of our results of operations as of the date hereof or for any period ended on the date hereof or for any other future date or period. During the second quarter of 2000, the 1999 Image Info revenues and net loss were adjusted to properly reflect deferred revenue from maintenance and other service obligations.

         Unaudited Pro Forma Financial Information (in thousands, except share and per share amounts):

                                                                              Six Months Ended
                                                                                   June 30,
                                                                       -------------------------------
                                                                           2000               1999
                                                                       -------------      ------------
         Revenues.................................................     $     73,094       $     65,061

         Net loss.................................................     $    (32,469)      $    (27,788)
                                                                       =============      ============

         Basic and diluted loss per share (Note 3)................     $      (2.16)      $      (1.93)
                                                                       =============      ============

         Shares used to compute basic and diluted loss
          per share (Note 3)  ....................................       15,102,483         14,383,449
                                                                       ============       ============

         Basic and diluted pro forma loss per share was calculated based on our outstanding common stock at June 30, 2000 and 1999, which reflects 814,794 and 440,914 shares of our common stock issued in connection with the acquisition of RockPort and Image Info, respectively.

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

         The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                            JUNE 30,
                                                        ---------------------------         ---------------------------
                                                            2000            1999                2000           1999
                                                        ------------   ------------         ------------   ------------
       Shares used to compute basic EPS................  15,072,835     13,250,813           14,745,126     13,127,742

       Add:  effect of dilutive securities.............           -        799,964                    -        774,957
                                                        ------------   ------------         ------------   ------------

       Shares used to compute diluted EPS..............  15,072,835     14,050,777           14,745,126     13,902,699
                                                        ============   ============         ============   ============

         Diluted loss per share for the three and six months ended June 30, 2000 and diluted pro forma loss per share for the six months ended June 30, 2000 and 1999 (Note 2) were the same as basic loss per share because the potential common shares outstanding during the period are antidilutive.

4.       COMMON STOCK AND STOCK OPTIONS

         On May 11, 2000, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of shares of common stock available for issuance by an additional 40,000,000 to a total of 60,000,000 shares, and approved a series of amendments to our 1993 Stock Option/Stock Issuance Plan including an increase in the number of shares of common stock authorized for issuance over the term of the 1993 plan by an additional 800,000 shares. On May 11, 2000, our Board of Directors authorized an increase in the number of shares of common stock available for issuance under our 1997 Special Non-Officer Stock Option Plan from 450,000 shares to 675,000 shares.

5.       TREASURY STOCK

         On May 4, 2000, our Board of Directors increased the funds available to repurchase common stock from time to time by $5 million to a total of $15 million. We are authorized to repurchase common stock in both open market and block transactions. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. During May 2000, we repurchased 198,000 shares of our common stock for $5 million.

6.       COMMITMENTS AND CONTINGENCIES

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

7.       RELATED PARTY TRANSACTIONS

         On November 30, 1999, we entered into a Common Stock Purchase Agreement (the "Common Stock Agreement") with Tradeweave, our wholly owned subsidiary, Peter R. Johnson, Chairman of our Board of Directors, and Garth Saloner, a member of our Board of Directors and Chairman of the Compensation Committee of our Board of Directors. Under the terms of the Common Stock Agreement, during 1999, Tradeweave issued 1,520,000 shares of its common stock to Peter R. Johnson for $380,000 in cash, 480,000 shares of its common stock to Garth Saloner for $120,000 in cash, and an additional 17,999,800 shares of its common stock to QRS for $4,499,950 in cash (for a total of 18,000,000 shares of Common Stock owned by QRS). During the six-month period ended June 30, 2000, Tradeweave issued 400,000 shares of its common stock to Peter R. Johnson for $100,000 in cash and 1,131,000 shares of its common stock to various Tradeweave employees for $282,750 in cash pursuant to exercises of Tradeweave stock options.

         On June 30, 2000, we entered into a Preferred Stock Purchase Agreement (the "Preferred Stock Agreement") with Tradeweave, Peter R. Johnson and Garth Saloner. Under the terms of the Preferred

         Stock Agreement, during the month of June 2000, Tradeweave issued 529,115 shares of its Series A preferred stock to Peter R. Johnson for $1,034,000 in cash, 135,093 shares of its Series A preferred stock to Garth Saloner for $264,000 in cash, and 4,964,678 shares of its Series A preferred stock to QRS for $9,702,000 in cash.

         Each share of Series A preferred stock is convertible into one share of Tradeweave common stock at the option of the holder, subject to certain antidilution provisions. The holders of the preferred stock receive a preference in liquidation. A merger, acquisition, sale of voting control or sale of substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation. The holders of the Series A preferred stock are entitled to receive noncumulative dividends in preference to any dividend on Tradeweave's common stock at the rate of 8% of the original purchase price per annum, when and as declared by Tradeweave's Board of Directors. In addition, the holders of the Series A preferred stock are entitled to participate pro rata in any dividends paid on Tradeweave's common stock on an as-if-converted basis.

         On June 30, 2000, the Tradeweave Board of Directors authorized a four-for-one split of their common and Series A preferred stock for their stockholders of record as of June 30, 2000. All Tradeweave share amounts have been restated to retroactively reflect the stock split.

         As of June 30, 2000, we owned 84.6% of the outstanding stock of Tradeweave.

8.       SEGMENT INFORMATION

         QRS services are marketed as a comprehensive suite of electronic commerce offerings and are designed to function most powerfully in unison. Tradeweave, offering set-price trading and auctions for the disposition of surplus and markdown apparel merchandise, vendor showroom, and collaborative assortment planning, commenced planning and developmental activities in the latter half of 1999. Although the Tradeweave marketplace service offering is integrated with other QRS products, Tradeweave was established as a start-up and separate legal entity in order to minimize the time to launch this service. Management evaluates its performance separately from the other QRS products. During 1999, Tradeweave was in a development stage and its service offering was launched in mid-January 2000.

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

         As Tradeweave was established during the third quarter of 1999, separate segment disclosure for QRS Other Products for the six months ended June 30, 1999 is included on the face of the financial statements and is not repeated here. Financial information for our business segments for the six months ended June 30, 2000 is as follows (in thousands):

                                                    QRS                                  INTERCOMPANY          TOTAL
                                                   OTHER                                 ELIMINATIONS          -----
                                                  PRODUCTS           TRADEWEAVE          ------------
                                                -----------          ----------
       Revenues                                  $  71,601            $      -             $        -        $  71,601

       Operating loss                              (24,451)             (7,229)                     -          (31,680)


       Total assets                                248,884               8,235                    218*         257,337

                                                    QRS                                  INTERCOMPANY          TOTAL
                                                   OTHER                                 ELIMINATIONS          -----
                                                  PRODUCTS           TRADEWEAVE          ------------
                                                -----------          ----------
       Depreciation and amortization                14,262                 845                      -           15,107

       Capital expenditures                          6,496               1,019                      -            7,515

       Capitalized product development
       costs                                         1,273               2,370                      -            3,643

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

        GENERAL

        Our products and services are organized and marketed as a comprehensive suite of services, including Electronic Commerce Services, such as messaging, service bureau, outsourcing and connectivity; Content Services, consisting primarily of the Keystone catalog service, digital photography and price auditing services; Application Services, such as global sourcing services, inventory management, logistics management services, and Marketplace Services, consisting of set-price trading and auctions, and vendor showroom, that is expected to generate revenue in 2000. We derive revenues from three principal and related sources: fees for utilization of network services including the transmission of standard business documents over a network, monthly charges for accessing content services, and subscription and usage fees for application services.

        RESULTS OF OPERATIONS

        Revenues increased by 24% to $36.5 million for the second quarter of 2000, from $29.5 million for the second quarter of 1999. The Company's revenues increased by 22% to $71.6 million during the first six months of 2000, from $58.9 million for the first six months of 1999. These increases were primarily attributable to revenues from our expanded product offerings (including acquired businesses) in content and applications services. There was an overall increase in our customer base with higher usage of content services. The number of retailers and vendors, including carriers, increased from 8,034 as of June 30, 1999 to 9,116 as of June 30, 2000. The number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. The number of eCommerce trading partnerships remained constant for the second quarter of 2000. There was no revenue from the Tradeweave product line.

        Cost of revenue consists primarily of the cost of purchasing network services and the cost of our data center and technical customer support services. Cost of revenue increased by 41% to $20.9 million for the second quarter of 2000, from $14.9 million for the second quarter of 1999. Cost of revenue increased by 34% to $39.9 million for the first six months of 2000, from $29.9 million for the first six months of 1999. These increases were principally due to increases in our data center and technical customer support services group reflecting growth in customers and our expanded product offerings in content services and applications services. Tradeweave customer and technical support services of $2.0 million and $3.4 were incurred during the three and six months ended June 30, 2000, respectively. Purchased network services decreased, reflecting minimal growth in network services purchased under a long-term contract, discounted based upon a multi-year volume commitment. The gross profit margin was 43% and 50% for the second quarters of 2000 and 1999, respectively.

        Sales and marketing expenses consist primarily of personnel and related costs of our sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased by 85% to $7.1 million for the second quarter of 2000, from $3.8 million for the second quarter of 1999. Sales and marketing expenses increased by 70% to $14.0 million for the first six months of 2000, from $8.3 million for the first six months of 1999. This increase reflects our expansion of retailer and vendor-specific coverage and growth in our Program Sales and Enablement organization, the group responsible for rapidly enabling trading partners for key hub customers as well as the sales organizations to support our expanded product offerings in content and application services. We incurred $1.4 and $2.8 million of marketing costs to launch the Tradeweave product during the three and six months ended June 30, 2000, respectively.

        Product development expenses consist primarily of personnel and equipment costs related to research, development and implementation of new services and enhancement of existing services. Product development expenses were $1.7 million for the second quarter of 2000 and $2.1 million for the second quarter of 1999. Product development expenses were $3.6 million for the first six months of 2000 and

        $4.1 million for the first six months of 1999. We capitalized product development costs of $1.7 million (including $1.1 million for Tradeweave) and $497,000 in the second quarters of 2000 and 1999, respectively. We capitalized product development cost of $3.6 million (including $2.4 million for Tradeweave) and $965,000 for the six months of 2000 and 1999, respectively. The increase in capitalized product development costs in 2000 reflects significantly higher research and development activities for products that have reached technological feasibility. General and administrative expenses consist primarily of the personnel and related costs of our finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses were $5.8 million for the second quarter of 2000 compared to $2.8 million for the second quarter of 1999. General and administrative expenses were $10.3 million for the first six months of 2000 compared to $5.3 million for the first six months of 1999. This increase was primarily due to increased investments in infrastructure and increased headcount to support a larger organization, and included Tradeweave expenses of $480,000 and $850,000 for the three and six months ended June 30, 2000.

        In connection with the acquisition of RockPort and merger with Image Info (discussed in Note 2 of Notes to Condensed Consolidated Financial Statements), we expensed $24.9 million of in-process research and development. These acquisitions also resulted in $148.1 million of intangible assets, which are being amortized over estimated useful lives of three to seven years.

        Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income was $431,000 and $493,000 for the second quarters of 2000 and 1999, respectively. Interest income was $828,000 and $1.1 million for the first six months of 2000 and 1999, respectively. Changes in interest income reflect the level of average investment balances in each period and a shift from taxable to non-taxable marketable securities. On January 21, 2000, we utilized $5.0 million in cash to acquire Image Info and during May 2000, we utilized $5.0 million in cash to repurchase 198,000 shares of our common stock.

        We recorded an income tax benefit of $9,000 and $925,000 for the three and six months ended June 30, 2000, respectively. The tax benefit as a percentage of pre-tax loss reflects the non-deductibility of purchase accounting amounts related to the acquisitions of RockPort and Image Info. We recorded an income tax expense of $2.4 million and $4.6 million for the three and six months ended June 30, 1999, respectively. Our income tax rate for the three and six months ended June 30, 1999 was 38%.

        LIQUIDITY AND CAPITAL RESOURCES

        Our working capital was $61.5 million at December 31, 1999 and $50.8 million at June 30, 2000. Cash, cash equivalents and marketable securities decreased from $47.3 million at December 31, 1999 to $30.6 million at June 30, 2000. Total assets increased from $127.0 million at December 31, 1999 to $257.3 million at June 30, 2000 and total liabilities increased from $22.4 million at December 31, 1999 to $32.9 million at June 30, 2000.

        The decrease of $16.7 million in cash, cash equivalents and marketable securities from December 31, 1999 to June 30, 2000 resulted primarily from the payment of $8.0 million for acquisitions, $11.2 million for capital expenditures (including product development costs) and $5 million to repurchase our common stock, partially offset by proceeds from exercise of stock options and sales of marketable securities.

        On May 4, 2000, our Board of Directors increased the funds available to repurchase common stock from time to time by $5 million to a total of $15 million. We are authorized to repurchase common stock in both open market and block transactions. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. During May 2000, we repurchased 198,000 shares of our common stock for $5 million.

        Management believes that the cash resources available at June 30, 2000 and cash anticipated to be generated from future operations will be sufficient for us to meet our working capital needs, capital expenditures and common stock repurchases for the next year. We have not paid any cash dividends to date and do not intend to pay cash dividends with respect to common stock in the foreseeable future.

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

       The table below presents principal amounts and related weighted average interest rates due by date of maturity for our marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At June 30, 2000, the weighted average maturity and interest rate of the marketable securities portfolio was 126 days.

                                         MATURITY          FAIR VALUE AT
       (Amounts in thousands)              2000            JUNE 30, 2000
                                           ----            -------------

       U.S. Government Agencies           $7,061               $6,994

       Average interest rate                4.72%                4.72%


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders was held on May 11, 2000.

(b) The following directors were elected at the meeting to a term of three years:

    David A. Cole, Garth Saloner and Garen Staglin.

    The following directors are continuing to serve their terms:

    Peter R. Johnson, Tania Amochaev, Steven D. Brooks, John P. Dougall, Philip Schlein and John S. Simon.

(c) The matters voted upon at the meeting and results of the voting with respect to those matters are as follows:

                                           FOR           AGAINST        WITHHELD        NOT
                                                                                       VOTED
a.   Election of Directors:
     David A. Cole                      11,798,087                       51,383
     Garth Saloner                      11,811,774                       37,696
     Garen Staglin                      11,811,608                       37,862



b.   Approve an amendment to QRS'
     Certificate of Incorporation
     to increase the number of          10,787,359      1,070,066         2,045        10,000
     authorized shares

c.   Approve a series of
     amendments to QRS' 1993 Stock       5,973,297      4,835,083        23,195     1,017,895
     Option/Stock Issuance Plan


d.   Ratify the appointment of
     Deloitte & Touche                  11,767,434          1,563           704        79,769
     as QRS' independent auditors
     for the fiscal year ending
     December 31, 2000


The foregoing matters are described in further detail in our definitive proxy statement dated April 10, 2000 for the Annual Meeting of Stockholders held on May 11, 2000.

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  A. EXHIBITS
EXHIBIT
NUMBER            DESCRIPTION
27.1              Financial Data Schedule

                  B. REPORTS ON FORM 8-K

                  On May 23, 2000, we filed an amendment to the Form 8-K dated March 24, 2000, which included, pursuant to Item 7, the financial statements of RockPort Trade Systems, Inc., and proforma information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                              QRS CORPORATION
                             ---------------------------------------------------
                              (Registrant)


                               /s/ John S. Simon
                             ---------------------------------------------------
August 14, 2000              John S. Simon
                             Chief Executive Officer

                              /s/ Shawn M. O'Connor
                             ---------------------------------------------------
August 14, 2000              Shawn M. O'Connor
                             President, Chief Operating Officer, Interim Chief
                             Financial Officer and Secretary