Form 10-Q
period 2000-09-30
QRS CORP
filed 2000-11-14
CIK 906551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___to ___

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

 X  YES         NO
---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock                   Shares Outstanding at November 9, 2000
---------------------------               --------------------------------------
Common Stock, $.001 par value             14,626,067

This document contains 17 pages.

The Exhibit listing appears on Page 16.

                                 QRS CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
NUMBER
------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.................    3

         Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for
         the Three and Nine Months Ended September 30, 2000 and 1999..........................................    4

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2000 and 1999..........................................................................    5

         Notes to Condensed Consolidated Financial Statements.................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations...........................................................................................   13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................   15


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................................   16

Item 2.  Changes in Securities and Use of Proceeds............................................................   16

Item 3.  Defaults upon Senior Securities......................................................................   16

Item 4.  Submission of Matters to a Vote of Security Holders..................................................   16

Item 5.  Other Information....................................................................................   16

Item 6.  Exhibits and Reports on Form 8-K.....................................................................   16


SIGNATURES....................................................................................................   17

                                       2

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 QRS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                                           2000               1999
                                                                                      -------------       -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents....................................................    $    18,617         $    34,412
     Marketable securities available for sale.....................................         10,100              12,895
     Accounts receivable - net of allowance for doubtful accounts of $2,051 at
       September 30, 2000 and $1,676 at December 31,1999..........................         29,129              25,964
     Deferred income tax assets...................................................            819                 819
     Prepaid expenses and other...................................................          2,659               2,848
     Income taxes receivable......................................................          2,083               4,726
                                                                                      -------------       -------------

         Total current assets.....................................................         63,407              81,664
                                                                                      -------------       -------------
Property and equipment:
     Furniture and fixtures.......................................................          6,280               3,651
     Equipment....................................................................         22,845              15,737
     Leasehold improvements.......................................................          4,034               3,729
                                                                                      -------------       -------------
                                                                                           33,159              23,117
     Less accumulated depreciation and amortization...............................        (11,016)             (9,294)
                                                                                      -------------       -------------

         Total....................................................................         22,143              13,823
                                                                                      -------------       -------------

Deferred income tax assets........................................................          8,615               1,156
Capitalized product development costs - net of accumulated amortization of
   $8,217 at September 30, 2000 and $5,293 at December 31, 1999...................          9,676               8,088
Intangible assets - net of accumulated amortization of $19,974 at
   September 30, 2000 and $2,221 at December 31, 1999.............................        158,288              20,758
Other assets......................................................................          1,749               1,466
                                                                                      -------------       -------------

     Total........................................................................    $   263,878         $   126,955
                                                                                      =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.............................................................    $     4,739         $    10,508
     Accrued incentive............................................................            988               1,796
     Accrued vacation.............................................................          2,335               1,195
     Deferred acquisition cost....................................................          3,600               2,000
     Deferred revenue.............................................................          2,373                   -
     Other accrued liabilities....................................................          5,368               4,641
                                                                                      -----------          -----------

         Total current liabilities................................................         19,403              20,140

Deferred income taxes.............................................................         19,105                   -
Deferred acquisition cost.........................................................          2,500               1,000
Deferred rent and other...........................................................          2,112               1,240
                                                                                      -------------       -------------

     Total liabilities............................................................         43,120              22,380
                                                                                      -------------       -------------

Minority interest.................................................................            419                 361

Stockholders' equity:
     Preferred stock - $.001 par value; 10,000,000 shares authorized; none
       issued and outstanding.....................................................             --                  --
     Common stock - $.001 par value; 60,000,000 shares authorized; 14,849,528 shares issued and 14,624,203 shares outstanding at September 30, 2000;
       and 13,674,533 shares issued and 13,647,208 shares outstanding at
       December 31, 1999..........................................................        240,603              86,971
     Treasury stock; 225,325 shares at September 30, 2000 and 27,325 shares
       at December 31, 1999.......................................................         (5,530)               (526)
     Accumulated other comprehensive gain (loss) - unrealized gain (loss) on
       investments................................................................             11                (136)
     Retained (deficit) earnings..................................................        (14,745)             17,905
                                                                                      -------------       -------------
         Total Stockholders' equity...............................................        220,339             104,214
                                                                                      -------------       -------------
     Total........................................................................    $   263,878         $   126,955
                                                                                      ============        =============

           See notes to condensed consolidated financial statements.

                                 QRS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                 COMPREHENSIVE EARNINGS (LOSS) FOR THE THREE AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                                     -----------------------    ---------------------------
                                                                        2000         1999            2000          1999
                                                                     ---------    ----------    ------------   -----------
Revenues .........................................................   $  37,919    $   32,389    $    109,520   $    91,273

Cost of revenue...................................................      23,091        16,218          63,027        46,088
                                                                     ---------    ----------    ------------   -----------

Gross profit......................................................      14,828        16,171          46,493        45,185

Operating expenses:

     Sales and marketing..........................................       8,971         3,617          23,005        11,870
     Product development..........................................       2,929         2,551           6,540         6,635
     General and administrative...................................       6,939         2,957          17,287         8,224
     Amortization of intangible assets............................       6,951           684          17,753           988
     In-process research and development..........................           -           963          17,880           963
                                                                     ---------    ----------    ------------   -----------
         Total operating expenses.................................      25,790        10,772          82,465        28,680
                                                                     ---------    ----------    ------------   -----------

Operating earnings (loss).........................................     (10,962)        5,399         (35,972)       16,505

Interest income...................................................         257           468           1,085         1,525
                                                                     ---------    ----------    ------------   -----------

Earnings (loss) from operations before income taxes
   and minority interest..........................................     (10,705)        5,867         (34,887)       18,030

Income taxes (benefit)............................................        (376)        2,205          (1,081)        6,826

Minority interest in subsidiary...................................        (631)            -          (1,156)            -
                                                                     ---------    ----------    ------------   -----------

Net earnings (loss)...............................................      (9,698)        3,662         (32,650)       11,204
                                                                     ---------    ----------    ------------   -----------
Other comprehensive earnings (loss):
     Unrealized gain (loss) from marketable securities
     available for sale...........................................          31           (29)            147          (143)
                                                                     ---------    ----------    ------------   -----------
Total comprehensive earnings (loss)...............................  $   (9,667)  $     3,633     $   (32,503)  $    11,061
                                                                    ==========   ===========    ============   ===========

Basic earnings (loss) per share...................................  $    (0.66)  $      0.27     $     (2.25)  $      0.85
                                                                    ==========   ===========    ============    ==========

Shares used to compute basic earnings (loss) per share............  14,613,804    13,471,029      14,484,294    13,243,357
                                                                    ==========   ===========     ===========    ==========

Diluted earnings (loss) per share ................................  $    (0.66)  $      0.26     $     (2.25)  $      0.80
                                                                    ==========   ===========     ===========    ==========

Shares used to compute diluted earnings (loss) per share .........  14,613,804    14,291,826      14,484,294    14,041,491
                                                                    ==========   ===========     ===========    ==========

            See notes to condensed consolidated financial statements.

                                 QRS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                             2000             1999
                                                                                        -------------     -------------
Operating activities:
     Net earnings (loss)..............................................................  $   (32,650)      $    11,204
     Adjustment to reconcile net earnings (loss) to net cash provided by (used in)
       operating activities:
         Depreciation and amortization................................................       25,279             5,329
         Minority interest in subsidiary..............................................       (1,156)                -
         Stock compensation...........................................................          213                 -
         In-process research and development..........................................       17,880               963
         Loss from disposal of property and equipment.................................          108                92

     Changes in assets and liabilities, net of effects of acquisitions:
         Accounts receivable..........................................................           61              (815)
         Prepaid expenses and other...................................................          421              (368)
         Income taxes receivable......................................................        2,643                 -
         Deferred income taxes........................................................          635             2,544
         Accounts payable.............................................................       (5,990)           (2,868)
         Deferred revenue.............................................................         (179)                -
         Deferred rent and other......................................................          577               (41)
         Income taxes payable ........................................................            -            (1,823)
         Other accrued liabilities....................................................       (3,123)              372
                                                                                        -------------     -------------

         Net cash provided by operating activities....................................        4,719            14,589
                                                                                        -------------     -------------

Investing activities:
     Sales (purchases) of marketable securities - available for sale (net)............        2,942            (8,603)
     Purchases of property and equipment..............................................      (12,622)           (6,689)
     Proceeds from disposal of property and equipment.................................          131                 -
     Capitalized product development costs............................................       (4,512)           (2,311)
     Other assets.....................................................................         (570)             (606)
     Payment of deferred acquisition costs............................................       (2,000)                -
     Payment of transaction costs related to acquisitions.............................       (1,844)                -
     Acquisition of businesses, net of cash acquired and fair value of
        common stock issued...........................................................       (4,270)          (14,840)
                                                                                        -------------     -------------
         Net cash used in investing activities........................................      (22,745)          (33,049)
                                                                                        -------------     -------------
Financing activities:
     Proceeds from exercise of stock options and stock warrant........................        5,554             8,452
     Contributions from minority interest.............................................        1,681                 -
     Purchase of treasury stock.......................................................       (5,004)                -
     Purchase of fractional shares from stock split...................................            -                (9)
                                                                                        -------------     -------------
           Net cash provided by financing activities..................................        2,231             8,443
                                                                                        -------------     -------------
Net decrease in cash and cash equivalents.............................................      (15,795)          (10,017)
Cash and cash equivalents at beginning of period......................................       34,412            36,642
                                                                                        -------------     -------------
Cash and cash equivalents at end of period............................................      $18,617           $26,625
                                                                                        =============     =============

Other cash flow information:
Taxes paid during the period..........................................................          $69            $6,130
                                                                                        =============     =============
Noncash financing activities:
     Tax benefit from stock options exercised.........................................       $7,534            $5,573
     Deferred acquisition cost........................................................        5,000             3,000
     Fair value of common stock issued in acquisitions................................      131,177             2,763
     Fair value of stock options assumed in acquisitions..............................        9,367                 -
     Unrealized gain (loss) on investments............................................          147              (143)

On March 10, 2000, we acquired substantially all the assets of RockPort Trade
Systems, Inc. and on January 21, 2000, we acquired the outstanding capital stock of Image Info Inc. On July 23, 1999, we acquired the outstanding common shares of Retail Data Services and its affiliate, RDS, Inc. The purchase prices were allocated, as follows:
     Working capital, other than cash.................................................  $    (5,487)      $    (1,329)
     Property and equipment...........................................................          539               212
     Other assets.....................................................................           97                 -
     Goodwill.........................................................................      108,469             7,588
     Other intangible assets..........................................................       46,476            11,169
     In-process research and development .............................................       17,880               963
     Other non-current liabilities....................................................       (5,295)           (1,000)
     Fair value of stock options assumed in acquisitions..............................       (9,367)                -
     Deferred income taxes............................................................      (17,865)                -
     Less: Common stock issued in connection with acquisitions........................     (131,177)           (2,763)
                                                                                        -------------     -------------
     Acquisitions, net of cash acquired of $730 and fair value of common stock issued.  $     4,270       $    14,840
                                                                                        =============     =============

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

        We have prepared the condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations and comprehensive earnings (loss) and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 1999 is derived from our audited consolidated financial statements as of that date.

        During the third quarter of 2000, management determined that it would adjust a portion of the purchase accounting entry recorded in the first quarter of 2000 related to the acquisition of RockPort Trade Systems, Inc. The previously reported write-off of in-process research and development of $24.9 million (of which $15.4 million related to the acquisition of RockPort Trade Systems, Inc.) was reduced by approximately $7.0 million to $17.9 million, and goodwill was increased by the same amount. As a result, we have revised our net loss for the first and second quarters to $17.8 million ($1.26 per share, diluted) and $5.2 million ($0.35 per share, diluted), from $24.3 million ($1.70 per share, diluted) and $5.1 million ($0.34 per share, diluted), respectively (See Note 2). We will file amended Form 10-Q's to reflect these adjustments.

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

        The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results anticipated for the full year.

        Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

2.      ACQUISITIONS

        On March 10, 2000, we acquired substantially all of the assets of RockPort Trade Systems, Inc., a Massachusetts corporation (RockPort), pursuant to an Agreement and Plan of Reorganization (Reorganization Agreement), dated February 29, 2000. The total acquisition cost was $100,953,407, comprised of 814,794 shares of our common stock valued at $90,136,703; transaction costs of approximately $1,450,000 and $9,366,704 in stock compensation related to stock options assumed. We assumed the liabilities of RockPort under its RockPort Stock Option Plan (RockPort Plan) and the outstanding stock options of RockPort that converted to options to purchase 89,645 shares of our common stock. As a result, we recorded stock compensation of approximately $9,366,704, which has been included in the acquisition cost. The stock compensation represents the estimated fair value of the outstanding stock options under the RockPort Plan, which were converted into shares of our common stock as of the acquisition date. The acquisition was accounted for as a purchase transaction.

        On January 21, 2000, Image Info Inc. (Image Info), a New York corporation merged with and into WS Acquisition Corp. (WSC), a wholly-owned subsidiary of ours that was formed in January 2000, pursuant to an Agreement and Plan of Merger, dated January 16, 2000 among us, WSC and Image Info (Merger Agreement). The total acquisition cost was $51,340,182, comprised of $5,000,000 paid in cash; $5,000,000 in deferred acquisition cost to the former shareholders of Image Info; 440,914 shares of our common stock valued at $41,040,182; and transaction costs of approximately $300,000. Under the terms of the Merger Agreement, we agreed to pay $2,500,000 each in 2001 and 2002 to the former shareholders of Image Info if revenue from the acquired business meets or exceeds certain levels in 2000 and 2001. The deferred acquisition payment to the former shareholders of Image Info has been included in the acquisition cost. The acquisition was accounted for as a purchase transaction.

        The purchase price related to each acquisition has been allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as determined by an independent appraisal. The financial statements reflect the preliminary allocation of the purchase price, as estimates of certain direct costs and liabilities associated with the transaction have not yet been finalized. During the second quarter of 2000, management adjusted the opening balance sheet of Image Info to properly reflect deferred revenue from maintenance and other service obligations. During the third quarter of 2000, management adjusted the amount allocated to in-process research and development related to the acquisition of RockPort Trade Systems, Inc. The fair value of the assets acquired and liabilities assumed, based on the preliminary allocation of the purchase price, is summarized as follows (in thousands):

                                                                       RockPort       Image Info       Total
                                                                     -----------    ------------    -----------

              Cash...........................................        $       -      $     5,000     $    5,000
              Estimated fair value of common stock issued....           90,137           41,040        131,177
              Fair value of stock options assumed............            9,367                -          9,367
              Accrued transaction costs......................            1,450              300          1,750
              Deferred acquisition cost......................                -            5,000          5,000
                                                                     -----------    ------------    -----------
                Total purchase price.........................        $ 100,954      $    51,340     $  152,294
                                                                     ===========    ============    ===========




              Preliminary allocation of purchase price:
              Goodwill.......................................        $  76,622      $    31,847     $  108,469
              Current technology.............................           18,818           17,486         36,304
              Customer list and trademark....................            2,438            2,283          4,721
              Fair value of other intangible assets..........                -            1,700          1,700
              Assembled workforce............................            2,813              938          3,751
              In-process research and development............            8,441            9,439         17,880
              Accounts receivable............................            2,133            1,047          3,180
              Prepaid and other current assets...............              226                6            232
              Property and equipment.........................              217              322            539
              Other assets...................................               54               43             97
              Cash...........................................              730                -            730
              Deferred income taxes..........................           (9,228)          (8,637)       (17,865)
              Liabilities assumed............................           (2,310)          (5,134)        (7,444)
                                                                     -----------    ------------    -----------
                Total allocation of purchase price...........        $ 100,954      $    51,340     $  152,294
                                                                     ===========    ============    ===========


         The amounts allocated to intangible assets are being amortized on a straight-line basis over estimated useful lives of three to seven years. The amounts allocated to in-process research and development of $17,880,000 were charged to expense during the nine months ended September 30, 2000 as technological feasibility had not been established and no alternative future uses existed for the research projects at the acquisition dates.

         The following unaudited pro forma financial results of QRS, RockPort and Image Info for the nine months ended September 30, 2000 and 1999 give effect to the acquisition of RockPort and Image Info as if the acquisitions had occurred on the first day of the periods presented and includes adjustments (increase in amortization of intangible assets, in-process research and development charge, decrease in interest income from the increase in the use of cash and the related income tax adjustments) directly attributable to the acquisition and expected to have a continuing impact on the combined company. The unaudited pro forma financial information has been prepared based on preliminary estimates of certain direct costs and liabilities associated with the transaction, and amounts actually recorded may change upon final determination of such amounts.

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

         During the second quarter of 2000, the 1999 Image Info revenues and net loss were adjusted to properly reflect deferred revenue from maintenance and other service obligations. During the third quarter of 2000, management determined that it would exclude in process research and development related to the acquisitions of RockPort
         Trade Systems, Inc. and Image Info from the unaudited pro forma financial information. As a result, we have revised our previously reported pro forma net loss for the three and six months ended
         June 30, 2000 to $2,885,000 ($0.19 per share, basic and diluted) and $8,073,000 ($0.55 per share, basic and diluted) from $27,524,000
         ($1.83 per share, basic and diluted) and $32,469,000 ($2.16 per share, basic and diluted), respectively. Additionally, we have revised our previously reported pro forma net loss for the three and six months ended June 30, 1999 to $1,757,000 ($0.12 per share, basic and diluted) and $3,392,000 ($0.24 per share, basic and diluted) from $26,396,000 ($1.85 per share, basic and diluted) and $27,788,000 ($1.93 per share, basic and diluted), respectively (See Note 1). We will file amended 10Q's to reflect these adjustments.

         Unaudited Pro Forma Financial Information (in thousands, except share and per share amounts):

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                            -------------------------------
                                                                                2000                1999
                                                                            ------------        ------------

         Revenues.................................................          $    111,013        $     99,256
                                                                            ============        ============

         Net loss.................................................          $    (18,179)       $     (3,536)
                                                                            ============        ============

         Basic and diluted loss per share (Note 3)................          $      (1.23)       $      (0.25)
                                                                            ============        ============

         Shares used to compute basic and diluted loss
          per share (Note 3)  ....................................            14,721,663          14,170,140
                                                                            ============        ============

         Basic and diluted pro forma loss per share was calculated based on our outstanding common stock at September 30, 2000 and 1999, which reflects 814,794 shares and 440,914 shares of our common stock issued, respectively in connection with the acquisition of RockPort and Image Info. At September 30, 2000, 226,105 shares and 166,666 shares of our common stock issued in connection with the acquisitions of RockPort and Image Info, respectively were held in Escrow and have been excluded from shares used to compute basic and diluted loss per share.

         On July 23, 1999, we acquired of all the outstanding capital stock of Retail Data Services, Inc. and its affiliate, RDS, Inc. The total acquisition cost was $21,012,610; comprised of $15,000,000 paid in cash; $3,000,000 in deferred acquisition cost to the seller; 53,250 shares of common stock valued at $2,762,610 of which 11,000 shares of common stock were issued from our treasury account; and $250,000 in transaction costs related to the acquisition. The terms of the purchase agreement require that we pay $2,000,000 and $1,000,000 to the seller in March 2000 and 2001, respectively, if revenue from the acquired business meets or exceeds the established levels for 1999 and 2000. Revenue from the acquired business for 1999 met the established levels and we paid $2,000,000 to the seller in March 2000. Management has determined, based on the results of its analysis that it is highly probable that revenue from the acquired business for 2000 will exceed the established levels, and accordingly, the deferred acquisition cost of $1,000,000 along with the payment made in March 2000 to the seller have been included in the acquisition cost. The acquisition was accounted for as a purchase transaction. The purchase price has been allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as determined by an independent appraisal. The amount allocated to in-process research and development of $963,000 was charged to expense during the nine months ended September 30, 1999 as technological feasibility had not been established and no alternative future uses existed for the research projects at the acquisition date The intangible assets are being amortized using the straight-line method for periods between three and seven years.

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

         The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                       -----------------------------      -----------------------------

                                                            2000           1999                2000           1999
                                                       --------------  -------------      --------------  -------------
       Shares used to compute basic EPS................  14,613,804      13,471,029         14,484,294      13,243,357

       Add:  effect of dilutive securities.............           -         820,797                  -         798,134
                                                       --------------  -------------      --------------  -------------

       Shares used to compute diluted EPS..............  14,613,804      14,291,826         14,484,294      14,041,491
                                                       ==============  =============      ==============  =============

         Common equivalent shares for the three and nine months ended September 30, 2000 were 185,880 shares and 665,728 shares, respectively (Note 2) and have been excluded from the shares used in calculating diluted loss per share because their effect is antidilutive.

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

 5.      TREASURY STOCK

         On May 4, 2000, our Board of Directors increased the funds available to repurchase common stock from time to time by $5 million to a total of $15 million. We are authorized to repurchase common stock in both open market and block transactions. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. During May 2000, we repurchased 198,000 shares of our common stock for $5 million. We did not repurchase any shares of our common stock during the three months ended September 30, 2000.

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

         In December 1999, we entered into two concurrent transactions with CommPress, Inc. a.k.a. bTrade (bTrade), an unaffiliated company. In one transaction, we licensed our Keystone catalog software to bTrade for $3,000,000. The arrangement grants bTrade a non-exclusive, non-transferable license to be used solely in certain industry segments. The license has a term of one year and automatically renews unless either party terminates the arrangement. In the other transaction, bTrade licensed its bTrade messaging software to us for $4,000,000 and a guaranteed minimum service fee of $5,000,000 over 3 years (the term of the arrangement). The arrangement grants a non-transferable, non-exclusive license to the messaging software and the ability to market and resell the related services to our customer base. Due to the concurrent execution of the two contracts, they were deemed to be non-monetary transactions. As the fair value of the products and services exchanged and received could not be reasonably determined, we recorded the transactions on a net basis and the resulting net asset of $1,000,000 is being amortized to expense over three years.

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

7.       RELATED PARTY TRANSACTIONS

         On November 30, 1999, we entered into a Common Stock Purchase Agreement (the "Common Stock Agreement") with Tradeweave, our subsidiary, Peter
         R. Johnson, Chairman of our Board of Directors, and Garth Saloner, a member of our Board of Directors and Chairman of the Compensation Committee of our Board of Directors. Under the terms of the Common Stock Agreement, during 1999, Tradeweave issued 1,520,000 shares of its common stock to Peter R. Johnson for $380,000 in cash, 480,000 shares of its common stock to Garth Saloner for $120,000 in cash, and an additional 17,999,800 shares of its common stock to QRS for $4,499,950 in cash (for a total of 18,000,000 shares of Common Stock owned by QRS). During the nine-month period ended September 30, 2000, Tradeweave issued 400,000 shares of its common stock to Peter R. Johnson for $100,000 in cash and 1,131,000 shares of its common stock to various Tradeweave employees for $282,750 in cash pursuant to exercises of Tradeweave stock options. On September 30, 2000, Tradeweave issued 142,503 shares of its common stock valued at $1.17 per share (as determined by an independent appraisal) to Peter R. Johnson for services provided to Tradeweave.

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

         On June 30, 2000, the Tradeweave Board of Directors authorized a four-for-one split of its common stock for its stockholders of record at June 30, 2000, and adjusted the conversion price of the Series A preferred stock accordingly. All Tradeweave share amounts have been restated to retroactively reflect the stock split on a common share equivalent basis.

         As of September 30, 2000, we owned 84.1% of the outstanding stock of Tradeweave.

8.       INCOME TAXES

         We recorded an income tax benefit of $376,000 and $1.1 million for the three and nine months ended September 30, 2000, respectively. The tax benefit as a percentage of pre-tax loss reflects the non-deductibility of purchase accounting amounts related to the acquisitions of RockPort and Image Info. We recorded an income tax expense of $2.2 million and $6.8 million for the three and nine months ended September 30, 1999, respectively. Our income tax rate for the three and nine months ended September 30, 1999 was 38%.

9.       RECENT ACCOUNTING PRONOUNCEMENT

         In December of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101. This summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 becomes effective for the fourth quarter of the year ending December 31, 2000. The Company believes that adoption of SAB 101 will not have a material effect on its consolidated financial statements.


         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION (Interpretation 44). Interpretation 44 is effective July 1, 2000. We believe that the adoption of Interpretation 44 did not have a material effect on our financial statements.

10.      SEGMENT INFORMATION

         Our services are marketed as a comprehensive suite of electronic commerce offerings and are designed to function most powerfully in unison. ECommerce and Content Services provide a comprehensive solution for retailers and their trading partners to collaborate and exchange critical business documents and information electronically. Application Services enable companies to access, over the internet or a proprietary network, software applications to support their operations.
         Tradeweave, offering set-price trading and auctions for the disposition of surplus and markdown apparel merchandise, vendor showroom, and collaborative assortment planning, commenced planning and developmental activities in the latter half of 1999. Although the Tradeweave marketplace service offering is integrated with other QRS products, Tradeweave was established as a start-up and separate legal entity in order to minimize the time to launch this service. Management evaluates its performance separately from the other QRS products. During 1999, Tradeweave was in a development stage and its service offering was launched in mid-January 2000.

         Accordingly, we classify our business interests into three reportable segments: eCommerce and Content Services, Application Services and Tradeweave. We evaluate performance and allocate resources based on revenues and operating earnings (loss), which includes allocated corporate general and administrative expenses, sales and marketing expenses and customer support and information delivery expenses. Unallocated assets include corporate cash and equivalents, marketable securities available-for-sale, accounts receivable, income taxes receivable, prepaid expenses and other assets, the net book value of corporate facilities and related information systems, deferred income tax assets and other corporate long-lived assets.

         Prior to September 30, 1999, we had one reporting segment and the segment disclosure for eCommerce and Content Services for the nine months ended September 30, 1999 is included on the face of the financial statements and is not repeated here. Financial information for our business segments for the nine months ended September 30, 2000 is as follows (in thousands):

                                    QRS
                              EDI AND CONTENT      APPLICATION                        INTERCOMPANY
                                  SERVICES           SERVICES         TRADEWEAVE       ELIMINATIONS         TOTAL
                              ---------------      -----------        ----------      -------------      -----------
       Revenues                $    97,498         $ 12,022          $        -        $        -       $   109,520

       Operating earnings (loss)    10,710          (34,760)            (11,922)                -           (35,972)


       Total assets                 40,193          122,215               8,472            (2,916)*         167,964


       Amortization of               5,282           12,471                                     -            17,753
       intangible assets

       In-process                                    17,880                                     -            17,880
       Research and development




Reconciliation to QRS as Reported:
Assets:
Total reportable segments                        $167,964
Unallocated amounts:
     Cash and cash equivalents                     18,617
     Marketable securities available-for-sale      10,100
     Accounts receivable, net                      29,129
     Prepaid expenses and other                     2,659
     Income taxes receivable                        2,083
     Property and equipment, net                   22,143
     Deferred income tax assets                     9,434
     Other assets                                   1,749
                                                 --------
Total assets as reported                         $263,878
                                                 --------

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

        GENERAL

        Our products and services are organized and marketed as a comprehensive suite of services, including Electronic Commerce Services, such as messaging, service bureau, outsourcing and connectivity; Content Services, consisting primarily of the Keystone catalog service, digital photography and price auditing services; Application Services, such as global sourcing services, inventory management, logistics management services, and Marketplace Services, consisting of set-price trading and auctions, and vendor showroom. We derive revenues from three principal and related sources: fees for utilization of network services including the transmission of standard business documents over a network, monthly charges for accessing content services, subscription, usage and licensing fees for application services.

        RESULTS OF OPERATIONS

        Revenues increased by 17% to $37.9 million for the third quarter of 2000, from $32.4 million for the third quarter of 1999. The Company's revenues increased by 20% to $109.5 million during the first nine months of 2000, from $91.3 million for the first nine months of 1999. These increases were primarily attributable to revenues from our expanded product offerings (including acquired businesses) in Content and Applications Services. There was an overall increase in our customer base with higher usage of Content Services. The number of retailers and vendors, including carriers, increased from 8,430 as of September 30, 1999 to 9,462 as of September 30, 2000. The number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. However, we experienced slower revenue growth in the third quarter of 2000 than recent prior quarters as a result of continued slowness and increased pricing pressure in the eCommerce business. We anticipate continued pricing pressure and a competitive environment, which may affect our revenue growth. There was no revenue from the Tradeweave product line.

        Cost of revenue consists primarily of the cost of purchasing network services and the cost of our data center and technical customer support services. Cost of revenue increased by 42% to $23.1 million for the third quarter of 2000, from $16.2 million for the third quarter of 1999. Cost of revenue increased by 37% to $63.0 million for the first nine months of 2000, from $46.1 million for the first nine months of 1999. These increases were principally due to increases in our data center and technical customer support services group reflecting growth in customers and our expanded product offerings in content services and applications services. Tradeweave customer and technical support services, including amortization of capitalized product development costs of $2.1 million and $5.5 million, were incurred during the three and nine months ended September 30, 2000, respectively. Purchased network services decreased, reflecting minimal growth in network services purchased under a long-term contract, discounted based upon a multi-year volume commitment. The gross profit margin was 39% and 50% for the third quarters of 2000 and 1999, respectively.

        Sales and marketing expenses consist primarily of personnel and related costs of our sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses were $9.0 million for the third quarter of 2000 compared to $3.6 million for the third quarter of 1999. Sales and marketing expenses were $23.0 million for the first nine months of 2000 compared to $11.9 million for the first nine months of 1999. This increase reflects our expansion of retailer and vendor-specific coverage and growth in our Program Sales and Enablement organization, the group responsible for rapidly enabling trading partners for key hub customers as well as the sales organizations to support our expanded product offerings in content and application services. We incurred $2.8 million during the nine months ended September 30, 2000 of marketing costs to launch the Tradeweave product.

        Product development expenses consist primarily of personnel and equipment costs related to research, development and implementation of new services and enhancement of existing services. Product development expenses were $2.9 million for the third quarter of 2000 and $2.6 million for the third quarter of 1999. Product development expenses were $6.5 million for the first nine months of 2000 and $6.6 million for the first nine months of 1999. We capitalized product development costs of $869,000 (including $643,000 for Tradeweave) and $1.3 million in the third quarters of 2000 and 1999, respectively. We capitalized product development costs of $4.5 million (including $3.0 million for Tradeweave) and $2.3 million for the nine months of 2000 and 1999, respectively. The increase in capitalized product development costs reflects significantly higher research and development activities for products that have reached technological feasibility.

        General and administrative expenses consist primarily of the personnel and related costs of our finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses were $6.9 million for the third quarter of 2000 compared to $3.0 million for the third quarter of 1999. General and administrative expenses were $17.3 million for the first nine months of 2000 compared to $8.2 million for the first nine months of 1999. This increase was primarily due to increased investments in infrastructure and increased headcount to support a larger organization, and included Tradeweave expenses of $600,000 and $1.4 million for the three and nine months ended September 30, 2000, net of minority interest.

        In connection with the acquisition of RockPort and merger with Image Info (discussed in Note 2 of Notes to Condensed Consolidated Financial Statements), we expensed $17.9 million of in-process research and development. These acquisitions also resulted in $154.9 million of intangible assets, which are being amortized over estimated useful lives of three to seven years (See Notes 1 and 2). During the nine months ended September 30, 1999, we expensed $963,000 of in-process research and development resulting from the acquisition of Retail Data Services and its affiliate, RDS, Inc. (collectively "RDS"). The acquisition of RDS resulted in $18.8 million of intangible assets, which are being amortized over estimated useful lives of three to seven years.

        Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income was $257,000 and $468,000 for the third quarters of 2000 and 1999, respectively. Interest income was $1.1 million and $1.5 million for the first nine months of 2000 and 1999, respectively. Changes in interest income reflect the level of average investment balances in each period and a shift from taxable to non-taxable marketable securities. On January 21, 2000, we utilized $5.0 million in cash to acquire Image Info and during May 2000, we utilized $5.0 million in cash to repurchase 198,000 shares of our common stock. On July 23, 1999, we utilized $15.0 million in cash to acquire RDS.

        We recorded an income tax benefit of $376,000 and $1.1 million for the three and nine months ended September 30, 2000, respectively. The tax benefit as a percentage of pre-tax loss reflects the non-deductibility of purchase accounting amounts related to the acquisitions of RockPort and Image Info. We recorded an income tax expense of $2.2 million and $6.8 million for the three and nine months ended September 30, 1999, respectively. Our income tax rate for the three and nine months ended September 30, 1999 was 38%.

        LIQUIDITY AND CAPITAL RESOURCES

        Our working capital was $61.5 million at December 31, 1999 and $44.0 million at September 30, 2000. Cash, cash equivalents and marketable securities decreased from $47.3 million at December 31, 1999 to $28.7 million at September 30, 2000. Total assets increased from $127.0 million at December 31, 1999 to $263.9 million at September 30, 2000 and total liabilities increased from $22.4 million at December 31, 1999 to $43.1 million at September 30, 2000.

        The decrease of $17.5 million in cash, cash equivalents and marketable securities from December 31, 1999 to September 30, 2000 resulted primarily from the payment of $8.0 million for acquisitions; $1.8 million for transaction costs related to acquisitions; $17.1 million for capital expenditures (including product development costs) and $5 million to repurchase our common stock, partially offset by proceeds from exercises of stock options and sales of marketable securities.

        On May 4, 2000, our Board of Directors increased the funds available to repurchase common stock from time to time by $5 million to a total of $15 million. We are authorized to repurchase common stock in both open market and block transactions. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. During May 2000, we repurchased 198,000 shares of our common stock for $5 million. We did not repurchase any shares of our common stock during the three months ended September 30, 2000.

        Management believes that the cash resources available at September 30, 2000 and cash anticipated to be generated from future operations will be sufficient for us to meet our working capital needs, capital expenditures and common stock repurchases for the next year. We have not paid any cash dividends to date and do not intend to pay cash dividends with respect to common stock in the foreseeable future.

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

        The table below presents principal amounts and related weighted average interest rates due by date of maturity for our marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At September 30, 2000, the weighted average maturity and interest rate of the marketable securities portfolio was 90 days.

                                         MATURITY           MATURITY            FAIR VALUE AT
        (Amounts in thousands)              2000               2001           SEPTEMBER 30, 2000
                                         --------           --------          ------------------
        U.S. Government Agencies         $  6,979           $  3,121          $      10,100

        Average interest rate                5.63%              4.78%                  5.37%

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.  OTHER INFORMATION
                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  A. EXHIBITS
EXHIBIT
NUMBER            DESCRIPTION
27.1              Financial Data Schedule

                  B. REPORTS ON FORM 8-K

                  On August 28, 2000, we filed a Form 8-K dated August 21, 2000, which reported, pursuant to item 4, the resignation of Deloitte Touche LLP as the Company's certifying accountant. On September 26, 2000, we filed a Form 8-K dated September 22, 2000, which included, pursuant to Item 4, the retention of PricewaterhouseCoopers LLP as the Company's certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.


                                QRS CORPORATION
                               -------------------------------------------------
                                (Registrant)

                                \s\ John S. Simon
                               -------------------------------------------------
November 14, 2000              John S. Simon
                               Chief Executive Officer

                                 \s\ Alan Geddes
                               -------------------------------------------------
November 14, 2000              Alan Geddes
                               Chief Financial Officer and Secretary