Form 10-Q/A
period 2000-03-31
QRS CORP
filed 2001-02-06
CIK 906551

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

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from      to
                                            -----    -------------

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

 X  YES         NO
---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock                     Shares Outstanding at May 3, 2000
---------------------------                 ---------------------------------
Common Stock, $.001 par value                                 14,798,110

This document contains 16 pages.

The Exhibit listing appears on Page 15.

                                 QRS CORPORATION
                                   FORM 10-Q/A
                                      INDEX



NUMBER                                                                                                           PAGE
------                                                                                                           ----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999.....................    3

         Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for
         the Three Months Ended March 31, 2000 and 1999.......................................................    4

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2000  and 1999.............................................................................    5

         Notes to Condensed Consolidated Financial Statements.................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations...........................................................................................   12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................   13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................................   15

Item 2.  Changes in Securities and Use of Proceeds............................................................   15

Item 3.  Defaults upon Senior Securities......................................................................   15

Item 4.  Submission of Matters to a Vote of Security Holders..................................................   15

Item 5.  Other Information....................................................................................   15

Item 6.  Exhibits and Reports on Form 8-K.....................................................................   15


SIGNATURES....................................................................................................   16



This Form 10-Q/A is being filed to amend Items 1 and 2 of Part I to revise our financial statements to reflect certain adjustments to the allocation of the purchase price recorded for the acquisition of RockPort Trade Systems, Inc. in March 2000; to exclude shares of common stock held in escrow from shares outstanding and the related weighted average shares outstanding; and to exclude in-process research and development from pro forma financial information. No other sections of our Form 10-Q for the quarter ended March 31, 2000 have been amended. Except as discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements, this Form 10-Q/A has not been updated to give effect to any events subsequent to the filing of the Form 10-Q for the quarter ended March 31, 2000.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 QRS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                       ASSETS
                                       ------



                                                                                     (REVISED: NOTE 7)
                                                                                         MARCH 31,        DECEMBER 31,
                                                                                           2000               1999
                                                                                      -------------       -------------


Current assets:
     Cash and cash equivalents....................................................    $    33,811         $    34,412
     Marketable securities available for sale.....................................         10,858              12,895
     Accounts receivable-net of allowance for doubtful accounts of $2,152 at
       March 31, 2000 and $1,676 at December 31,1999..............................         25,666              25,964
     Deferred income tax assets...................................................            819                 819
     Prepaid expenses and other...................................................          3,223               2,848
     Prepaid income taxes.........................................................          5,701               4,726
                                                                                      -------------       -------------

         Total current assets.....................................................         80,078              81,664
                                                                                      -------------       -------------


Property and equipment:
     Furniture and fixtures.......................................................          4,030               3,651
     Equipment....................................................................         18,258              15,737
     Leasehold improvements.......................................................          3,936               3,729
                                                                                      -------------       -------------
                                                                                           26,224              23,117
     Less accumulated depreciation and amortization...............................          9,781               9,294
                                                                                      -------------       -------------

         Total....................................................................         16,443              13,823
                                                                                      -------------       -------------

Deferred income tax assets........................................................             --               1,156
Capitalized product development costs - net of accumulated amortization of $6,084 at
   March 31, 2000 and $5,293 at December 31, 1999.................................          9,263               8,088
Intangible assets - net of accumulated amortization of $5,878 at March 31, 2000 and
   $2,221 at December 31, 1999....................................................        170,924              20,758
Other assets......................................................................          1,160               1,466
                                                                                      -------------       -------------

     Total........................................................................     $  277,868          $  126,955
                                                                                      =============       =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
     Accounts payable.............................................................    $     4,803         $    10,508
     Accrued incentive............................................................          1,273               1,796
     Accrued vacation.............................................................          2,040               1,195
     Deferred payments............................................................          2,500               2,000
     Deferred revenue.............................................................          2,004                   -
     Payroll taxes................................................................          2,758                   -
     Other accrued liabilities....................................................          7,326               4,641
                                                                                      -------------       -------------

         Total current liabilities................................................         22,704              20,140

Deferred income taxes.............................................................          9,956                   -
Deferred payments.................................................................          3,500               1,000
Deferred rent and other...........................................................          1,915               1,240
                                                                                      -------------       -------------

     Total liabilities............................................................         38,075              22,380
                                                                                      -------------       -------------

Minority interest.................................................................            319                 361

Stockholders' equity:
     Preferred stock - $.001 par value; 10,000,000 shares authorized; none issued and
       outstanding................................................................             --                  --
     Common stock - $.001 par value; 20,000,000 shares authorized; 15,202,644 shares issued and 14,782,548 shares outstanding at March 31, 2000; and 13,674,534
       shares issued and 13,647,208 shares outstanding at December 31, 1999.......        240,029              86,971
     Treasury stock; 27,325 shares at March 31, 2000 and December 31, 1999........           (526)               (526)
     Accumulated other comprehensive loss - unrealized loss on investments........           (155)               (136)
     Retained earnings............................................................            126              17,905
                                                                                      -------------       -------------
         Total Stockholders' equity...............................................        239,474             104,214
                                                                                      -------------       -------------
     Total........................................................................     $  277,868         $   126,955
                                                                                      =============       =============


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


                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ------------------------
                                                                 (REVISED: NOTE 7)
                                                                        2000         1999
                                                                    -----------   ----------



Revenues   .......................................................  $   35,110    $   29,344

Cost of revenue...................................................      19,031        15,018
                                                                    -----------   ----------

Gross profit......................................................      16,079        14,326

Operating expenses:
     Sales and marketing..........................................       6,914         4,409
     Product development..........................................       1,959         1,995
     General and administrative...................................       4,579         2,482
     Amortization of intangible assets............................       3,657           163
     In-process research and development..........................      17,880             -
                                                                    -----------   ----------
         Total operating expenses.................................      34,989         9,049
                                                                    -----------   ----------

Operating earnings (loss).........................................     (18,910)        5,277

Interest income...................................................         397           564
                                                                    -----------   ----------

Earnings (loss) before income taxes
   and minority interest..........................................     (18,513)        5,841

Income tax expense (benefit)......................................        (539)        2,220
Minority interest in subsidiary...................................        (195)           --
                                                                    -----------   ----------

Net earnings (loss)...............................................     (17,779)        3,621

Other comprehensive earnings (loss) -
     Unrealized gain (loss) from marketable securities
         available for sale.......................................         (19)           13
                                                                    -----------   ----------

Total comprehensive earnings (loss)...............................  $  (17,798)   $    3,634
                                                                    ==========    ==========

Basic earnings (loss) per share...................................  $    (1.26)   $     0.28
                                                                    ==========    ==========

Shares used to compute basic earnings (loss) per share ...........  14,125,162    13,009,253
                                                                    ==========    ==========

Diluted earnings (loss) per share.................................  $    (1.26)   $     0.26
                                                                    ==========    ==========

Shares used to compute diluted earnings (loss) per share..........  14,125,162    13,737,711
                                                                    ==========    ==========



            See notes to condensed consolidated financial statements.

                                 QRS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                        -------------------------------
                                                                                             2000             1999
                                                                                        -------------     -------------


Operating activities:
     Net earnings (loss)..............................................................  $   (17,779)      $     3,621
     Adjustment to reconcile net earnings (loss) to net cash
      provided by operating activities:
         Depreciation and amortization................................................        5,726             1,456
         Minority interest in subsidiary..............................................         (195)               --
         In-process research and development..........................................       17,880                --
         Loss from disposal of property and equipment.................................           39                --
     Changes in assets and liabilities, net of effects of acquisitions:
         Accounts receivable..........................................................        3,732              (259)
         Prepaid expenses and other...................................................          266              (121)
         Prepaid income taxes.........................................................         (925)               --
         Deferred income taxes........................................................          377               351
         Accounts payable.............................................................       (5,995)            1,220
         Deferred revenue.............................................................          151                --
         Deferred rent and other......................................................          378                 5
         Income taxes payable ........................................................           --               398
         Other accrued liabilities....................................................         (675)             (405)
                                                                                        -------------     -------------

         Net cash provided by operating activities....................................        2,980             6,266
                                                                                        -------------     -------------

Investing activities:
     Sales of marketable securities - available for sale (net)........................        2,018               335
     Purchase of property and equipment...............................................       (3,398)           (1,080)
     Capitalization of product development costs......................................       (1,966)             (468)
     Other assets.....................................................................          546              (391)
     Payment of deferred payments.....................................................       (2,000)               --
     Acquisition of businesses, net of cash acquired and fair value of
      common stock issued ............................................................       (4,270)               --
                                                                                        -------------     -------------
         Net cash used in investing activities........................................       (9,070)           (1,604)
                                                                                        -------------     -------------

Financing activities:
     Exercise of stock options........................................................        5,206             2,676
     Contributions from minority interest.............................................          283                --
                                                                                        -------------     -------------
         Net cash provided by financing activities....................................        5,489             2,676
                                                                                        -------------     -------------

Net increase (decrease) in cash and cash equivalents..................................         (601)            7,338
Cash and cash equivalents at beginning of period......................................       34,412            36,642
                                                                                        -------------     -------------
Cash and cash equivalents at end of period............................................  $    33,811       $    43,980
                                                                                        =============     =============

Other cash flow information:
         Taxes paid during the period.................................................  $         9       $     1,822
                                                                                        =============     =============
Noncash financing activities:
     Tax benefit from stock options exercised.........................................  $     7,309       $     1,751
     Deferred payments................................................................        5,000                --
     Fair value of common stock issued................................................      131,177                --
     Fair value of stock options assumed..............................................        9,367                --
     Unrealized gain (loss) on investments............................................          (19)               13




On March 10, 2000, we acquired substantially all the assets of RockPort Trade Systems, Inc. and on January 21, 2000, we acquired the outstanding capital stock of Image Info Inc. The purchase prices were allocated, as follows:



     Working capital, other than cash.................................................  $    (5,487)
     Property and equipment...........................................................          539
     Other assets.....................................................................           97
     Goodwill.........................................................................      108,469
     Other intangible assets..........................................................       46,476
     In-process research and development .............................................       17,880
     Other non-current liabilities....................................................       (5,295)
     Fair value of stock options assumed..............................................       (9,367)
     Deferred income taxes............................................................      (17,865)
     Less: Common stock issued in connection with acquisitions........................     (131,177)
                                                                                        -------------
     Acquisitions, net of cash acquired of $730 and fair value of common stock issued.  $     4,270
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

        This Report on Form 10-Q/A represents an amendment to the our Report on Form 10-Q for the first quarter of fiscal 2000 filed with the Securities and Exchange Commission on May 15, 2000. This Report has been amended to revise the financial statements as of and for the three-month period ended March 31, 2000, as described in Note 7.

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

2.      ACQUISITIONS

        On March 10, 2000, we acquired substantially all of the assets of RockPort Trade Systems, Inc., a Massachusetts corporation (RockPort), pursuant to an Agreement and Plan of Reorganization (Reorganization Agreement), dated February 29, 2000. The total acquisition cost was $100,953,407, comprised of 814,794 shares of our common stock valued at $90,136,703; transaction costs of approximately $1,450,000 and $9,366,704 in stock compensation related to stock options assumed. We assumed the liabilities of RockPort under its RockPort Stock Option Plan (RockPort Plan) and the outstanding stock options of RockPort that converted to options to purchase 89,645 shares of our common stock. As a result, we recorded stock compensation of approximately $9,366,704, which has been included in the acquisition cost and represents the estimated fair value of the outstanding stock options of RockPort assumed. The acquisition was accounted for as a purchase transaction.

        On January 21, 2000, Image Info Inc. (Image Info), a New York corporation merged with and into WS Acquisition Corp. (WSC), a wholly-owned subsidiary of ours that was formed in January 2000, pursuant to an Agreement and Plan of Merger, dated January 16, 2000 among us, WSC and Image Info (Merger Agreement). The total acquisition cost was $51,340,182, comprised of $5,000,000 paid in cash; $5,000,000 in payment due to the former shareholders of Image Info; 440,914 shares of our common stock valued at $41,040,182; and transaction costs of approximately $300,000. Under the terms of the Merger Agreement, we agreed to pay $2,500,000 each in 2001 and 2002 to the former shareholders of Image Info if revenue from the acquired business meets or exceeds certain levels in 2000 and 2001. The deferred payments to the former shareholders of Image Info have been included in the acquisition cost. The acquisition was accounted for as a purchase transaction.

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



                                                                 (Revised: Note 7)            (Revised: Note 7)
                                                                       Rockport   Image Info        Total
                                                                     -----------  -----------   -----------


                   Cash...........................................   $      --    $    5,000     $    5,000
                   Estimated fair value of common stock issued....      90,137        41,040        131,177
                   Fair value of stock options assumed............       9,367            --          9,367
                   Accrued transaction costs......................       1,450           300          1,750
                   Deferred PAYMENTS..............................          --         5,000          5,000
                                                                     -----------  -----------    ----------
                         Total purchase price.....................   $ 100,954    $    51,340    $  152,294
                                                                     ===========  ===========    ==========

                   Preliminary allocation of purchase price:
                   Goodwill.......................................   $  76,622    $   31,847     $  108,469
                   Current technology.............................      18,818        17,486         36,304
                   Customer list and trademark....................       2,438         2,283          4,721
                   Fair value of other intangible assets..........           -         1,700          1,700
                   Assembled workforce............................       2,813           938          3,751
                   In-process research and development............       8,441         9,439         17,880
                   Accounts receivable............................       2,133         1,047          3,180
                   Prepaid and other current assets...............         226             6            232
                   Property and equipment.........................         217           322            539
                   Other assets...................................          54            43             97
                   Cash...........................................         730            --            730
                   Deferred income taxes..........................      (9,228)       (8,637)       (17,865)
                   Liabilities assumed............................      (2,310)       (5,134)        (7,444)
                                                                     -----------  -------------  ----------
                        Total allocation of purchase price........   $ 100,954    $   51,340     $  152,294
                                                                     ===========  =============  ==========



         During the second quarter of 2000, we adjusted the opening balance sheet of Image Info to properly reflect the fair value of maintenance and other service obligations. The amounts allocated to intangible assets will be amortized on a straight-line basis over estimated useful lives of three to seven years. The amounts allocated to in-process research and development ("IPR&D") of $17,880,000 were charged to expense during the three months ended March 31, 2000 as technological feasibility had not been established and no alternative future uses existed for the research projects at the acquisition dates.

         The following unaudited pro forma financial results of QRS, RockPort and Image Info for the three months ended March 31, 2000 and 1999 give effect to the acquisition of RockPort and Image Info as if the acquisitions had occurred on the first day of the periods presented and includes adjustments (increase in amortization of intangible assets, IPR&D charge, decrease in interest income from the increase in the use of cash and the related income tax adjustments) directly attributable to the acquisition and expected to have a continuing impact on the combined company. The unaudited pro forma financial information has been prepared based on preliminary estimates of certain direct costs and liabilities associated with the transaction, and amounts actually recorded may change upon final determination of such amounts. Specifically, additional information is expected to be obtained for accrued expenses related to the acquisition.

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

        Unaudited Pro Forma Financial Information (in thousands, except share and per share amounts):



                                                                                  Three Months Ended
                                                                                        March 31,
                                                                       --------------------------------------
                                                                             (Revised: Note 7)(Revised: Note 7)
                                                                                   2000            1999
                                                                                   ----            ----


         Revenues.................................................          $   36,603      $   32,084

         Net loss.................................................          $   (2,885)     $   (1,757)
                                                                            ==========      ==========

         Basic and diluted loss per share (Note 3)................          $    (0.19)     $    (0.12)
                                                                            ==========      ==========

         Shares used to compute basic and diluted loss
          per share (Note 3)  ....................................          14,839,877      14,064,431
                                                                            ==========      ==========


         Basic and diluted pro forma loss per share was calculated based on our outstanding common stock at March 31, 2000 and 1999, which reflects 814,794 and 440,914 shares of our common stock issued in connection with the acquisition of RockPort and Image Info, respectively. At March 31, 2000, 226,105 shares and 166,666 shares of our common stock issued in connection with the acquisitions of RockPort and Image Info, respectively were held in Escrow and have been excluded from the shares used to compute basic and diluted loss per share.

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

         The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:



                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            2000           1999
                                                       --------------  -------------


         Shares used to compute basic EPS                14,125,162      13,009,253

         Add:  effect of dilutive securities                     --         728,458
                                                     --------------   -------------

         Shares used to compute diluted EPS              14,125,162      13,737,711
                                                     ==============   =============



         Diluted loss per share for the three months ended March 31, 2000 and diluted pro forma loss per share for the three months ended March 31, 2000 and 1999 (Notes 2 and 7) were the same as basic loss per share because the potential common shares outstanding during the period are antidilutive.

 4.      TREASURY STOCK

         Our Board of Directors has authorized the repurchase from time to time of up to $10 million of our common stock in both open market and block transactions. The Board of Directors authorized a $5 million increase in this repurchase amount on May 4, 2000. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. During the first three months of 2000, we did not repurchase any shares of common stock.

5.       COMMITMENTS AND CONTINGENCIES

         We entered into a Business Partner Agreement with IBM for the purchase of $250 million of network services over a three-year period commencing January 1, 1998. The agreement includes specified annual minimum purchases and a graduated adjustment charge if total purchases fall below the total minimum amount. Effective July 1, 1999, this agreement was modified and the termination date was extended by one year to December 31, 2001. The minimum gross purchase commitment for the term of the modified agreement was increased from $250 million to $335 million in consideration of an increase in the application discounts. The agreement provides for the payment of penalties if the minimum gross purchase commitment is not met. As of March 31, 2000, we did not meet the gross minimum purchase commitment under the agreement and have accrued an adjustment of $120,000.

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

6.       RELATED PARTY TRANSACTIONS

         On November 30, 1999, we entered into a Common Stock Purchase Agreement (the "Agreement") with our subsidiary, Tradeweave, Peter R. Johnson, Chairman of our Board of Directors, and Garth Saloner, a member of our Board of Directors and Chairman of the Compensation Committee of our Board of Directors. Under the terms of the Agreement, during 1999, Tradeweave issued 380,000 shares of its common stock to Peter R. Johnson for $380,000 in cash, 120,000 shares of its common stock to Garth Saloner for $120,000 in cash, and an additional 4,499,950 shares of its common stock to us for $4,499,950 in cash. During the three-month period ended March 31, 2000, Tradeweave issued 100,000 shares of its common stock to Peter R. Johnson for $100,000 in cash and 182,750 shares of its common stock to various Tradeweave employees for $182,750 in cash pursuant to exercises of Tradeweave stock options. As of March 31, 2000, we owned 85.2% of the outstanding common stock of Tradeweave.

7.       REVISIONS

         During the third quarter of 2000, we made an adjustment to the allocation of the purchase price recorded for the acquisition of RockPort. The adjustment results from a subsequent review of the facts underlying the IPR&D projects that were under development at RockPort at the acquisition date. As a result of that review, we concluded that one of those IPR&D projects involved the development of internal use software, and did not entail expenditures that are within the scope of Statement of Financial Accounting Standards No. 2, ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS. Consequently, the estimated fair value of that project was excluded from the purchase price allocation previously made to IPR&D. This resulted in the previously reported write-off of IPR&D in the amount of $24.9 million (of which $15.4 million related to the RockPort acquisition) being reduced by approximately $7.0 million to $17.9 million, and goodwill being increased by the same amount. This adjustment also required a revision of the previously reported amortization of intangible assets and the related income tax benefit. During the third quarter of 2000, we also excluded the write-off of IPR&D in the amount of $17.9 million, which was previously included in our unaudited pro forma financial information (Note 2) because we considered the IPR&D write-off to be a non-recurring charge for purposes of presenting unaudited pro forma financial information. These matters require that our previously reported unaudited amounts be revised, as follows (in thousands):



                                                                        As Previously
                                                                           Reported        As Revised
                                                                           --------        ----------


         Condensed Consolidated Balance Sheet Data As of March 31, 2000
         --------------------------------------------------------------
         Intangible assets, net........................................    $   164,005    $  170,924
         Total assets..................................................    $   270,949    $  277,868
         Deferred income taxes.........................................    $     9,579    $    9,956
         Total liabilities.............................................    $    37,698    $   38,075
         Retained earnings (deficit)...................................    $    (6,416)   $      126
         Total Stockholders' equity....................................    $   232,932    $  239,474
         Total Stockholders' equity and liabilities....................    $   270,949    $  277,868

         Condensed Consolidated Statement of Operations Data for the Three Months Ended March 31, 2000
         ---------------------------------------------------------------------------------------------
         Amortization of intangible assets.............................    $     3,574    $     3,657
         In-process research and development...........................    $    24,882    $    17,880
         Income tax benefit............................................    $      (916)   $      (539)
         Net loss......................................................    $   (24,321)   $   (17,779)
         Basic and diluted loss per share..............................    $     (1.70)   $     (1.26)
         Shares used to compute basic and diluted loss per share            14,325,691     14,125,162

         Pro Forma Financial Results for the Three Months Ended March 31, 2000
         ---------------------------------------------------------------------
         Net loss.....................................................     $   (27,524)   $    (2,885)
         Basic and diluted loss per share.............................     $     (1.83)   $     (0.19)
         Shares used to compute basic and diluted loss per share......      15,040,406     14,839,877

         Pro Forma Financial Results for the Three Months Ended March 31, 1999
         ---------------------------------------------------------------------
         Net loss.....................................................     $  (26,396)    $   (1,757)
         Basic and diluted loss per share.............................     $    (1.85)    $    (0.12)
         Shares used to compute basic and diluted loss per share......     14,264,960     14,064,431




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

         As Tradeweave was established during the third quarter of 1999, separate segment disclosure for QRS Other Products for the three months ended March 31, 1999 is included on the face of the financial statements and is not repeated here. Financial information for our business segments for the three months ended March 31, 2000 is as follows (in thousands):


                                                  QRS
                                                 OTHER                                    INTERCOMPANY
                                                PRODUCTS             TRADEWEAVE           ELIMINATIONS              TOTAL
                                                --------             ----------           ------------              -----
                                                (Revised:                                                           (Revised:
                                                 Note 7)                                                             Note 7)


       Revenues                                 $    35,110          $       --                 $       --         $  35,110

       Operating loss                               (15,662)             (3,248)                        --           (18,910)

       Total assets                                 275,881               6,257                     (4,270)*         277,868

       Depreciation and amortization                  5,695                  31                         --             5,726

       Capital expenditures                           2,766                 632                         --             3,398

       Capitalized product development
       costs                                            672               1,294                         --             1,966



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

        Cost of revenue consists primarily of the cost of purchasing network services and the cost of our data center and technical customer support services. Cost of revenue increased by 27%, to $19.0 million for the first quarter of 2000, from $15.0 million for the first quarter of 1999. The increase was principally due to increases in our data center and technical customer support services group reflecting growth in customers and our expanded product offerings in content services and applications services. Tradeweave customer and technical support services, including amortization of capitalized product development costs of $1.4 million were incurred as we prepared for the launch of the product in April 2000. Purchased network services decreased, reflecting growth in network services purchased under a long-term contract, discounted based upon a multi-year volume commitment. The gross profit margin was 46% and 49% for the first quarter of 2000 and 1999, respectively.

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

        In connection with the acquisition of RockPort and merger with Image Info, we expensed $17.9 million of in-process research and development (See Notes 2 and 7 to Condensed Consolidated Financial Statements. These acquisitions also resulted in $154.9 million of intangible assets, which are being amortized over estimated useful lives of three to seven years (See Notes 2 and 7 to Condensed Consolidated Financial Statements).

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

        We recorded an income tax benefit of $539,000 for the first quarter of 2000, resulting from purchase accounting adjustments related to the acquisitions of RockPort and Image Info (See Note 7 to Condensed Consolidated Financial Statements), and recorded an income tax expense of $2.2 million for the first quarter of 1999. Our income tax rate for the first quarter of 1999 was 38%. Our income tax rate for the first quarter of 2000 of 39% approximates the combined effective federal and state income tax rates.

        LIQUIDITY AND CAPITAL RESOURCES

        Our working capital was $61.5 million at December 31, 1999 and $57.4 million at March 31, 2000. Cash, cash equivalents and marketable securities decreased from $47.3 million at December 31, 1999 to $44.7 million at March 31, 2000. Total assets increased from $127.0 million at December 31, 1999 to $277.9 million at March 31, 2000 and total liabilities increased from $22.4 million at December 31, 1999 to $38.1 million at March 31, 2000 (See Note 7 to Condensed Consolidated Financial Statements).

        The decrease of $2.6 million in cash, cash equivalents and marketable securities from December 31, 1999 to March 31, 2000 resulted primarily from the payment of $6.3 million for acquisitions and $5.4 million for capital expenditures (including product development costs) offset by cash flow from operations and proceeds from exercise of stock options and sales of marketable securities.

        Our Board of Directors has authorized the repurchase from time to time of up to $10 million of our common stock in both open market and block transactions. The Board of Directors authorized a $5 million increase in this repurchase amount on May 4, 2000. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. We did not repurchase any of our common stock during the first three months ended March 31, 2000.

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


                                                    MATURITY                         FAIR VALUE AT
       (Amounts in thousands)                        2000                           MARCH 31, 2000
                                                     -----                          --------------


       U.S. Government Agencies                     $10,996                           $10,858
          Average interest rate                        4.42%                             4.42%



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



                                             QRS CORPORATION
                                             -----------------------
                                             (Registrant)


                                             \s\ John S. Simon
                                             -----------------------
February 6, 2001                             John S. Simon
                                             Chief Executive Officer


February 6, 2001                             \s\ Samuel M. Hedgpeth III
                                             --------------------------
                                             Samuel M. Hedgpeth III
                                             Chief Financial Officer