Form 10-Q/A
period 2000-06-30
QRS CORP
filed 2001-02-06
CIK 906551

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

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to
          -----                                -----    -------------

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

 X  YES       NO
---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock                     Shares Outstanding at August 9, 2000
---------------------------                 ------------------------------------
Common Stock, $.001 par value               14,824,193

This document contains 18 pages.

The Exhibit listing appears on Page 17.

                                 QRS CORPORATION
                                   FORM 10-Q/A
                                      INDEX

NUMBER                                                                                                  PAGE
------                                                                                                  ----
PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999..........       3

         Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for
         the Three and Six Months Ended June 30, 2000 and 1999....................................       4

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2000 and 1999...................................................................       5

         Notes to Condensed Consolidated Financial Statements.....................................       6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations...............................................................................      13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................      15


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................      16

Item 2.  Changes in Securities and Use of Proceeds................................................      16

Item 3.  Defaults upon Senior Securities..........................................................      16

Item 4.  Submission of Matters to a Vote of Security Holders......................................      16

Item 5.  Other Information........................................................................      16

Item 6.  Exhibits and Reports on Form 8-K.........................................................      17


SIGNATURES........................................................................................      18

This Form 10-Q/A is being filed to amend Items 1 and 2 of Part I to revise our financial statements to reflect certain adjustments to the allocation of the purchase price recorded for the acquisition of RockPort Trade Systems, Inc. in March 2000; to exclude shares of common stock held in escrow from shares outstanding and the related weighted average shares outstanding; and to exclude in-process research and development from pro forma financial information. No other sections of our Form 10-Q for the quarter and six months ended June 30, 2000 have been amended. Except as discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements, this Form 10-Q/A has not been updated to give effect to any events subsequent to the filing of the Form 10-Q for the quarter and six months ended June 30, 2000.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 QRS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS
                                     ------


                                                                                     (REVISED: NOTE 7)
                                                                                         JUNE 30,         DECEMBER 31,
                                                                                           2000               1999
                                                                                     -----------------    ------------
Current assets:
     Cash and cash equivalents....................................................       $  23,595          $  34,412
     Marketable securities available for sale.....................................           6,994             12,895
     Accounts receivable-net of allowance for doubtful accounts of $1,964 at
       June 30, 2000 and $1,676 at December 31,1999...............................          27,737             25,964
     Deferred income tax assets...................................................             819                819
     Prepaid expenses and other...................................................           3,900              2,848
     Prepaid income taxes.........................................................           5,668              4,726
                                                                                         ---------          ---------

         Total current assets.....................................................          68,713             81,664
                                                                                         ---------          ---------

Property and equipment:
     Furniture and fixtures.......................................................           4,579              3,651
     Equipment....................................................................          20,415             15,737
     Leasehold improvements.......................................................           4,267              3,729
                                                                                         ---------          ---------
                                                                                            29,261             23,117
     Less accumulated depreciation and amortization...............................         (10,415)            (9,294)
                                                                                         ---------          ---------

         Total....................................................................          18,846             13,823
                                                                                         ---------          ---------

Deferred income tax assets........................................................               -              1,156
Capitalized product development costs - net of accumulated amortization of $7,126
   at June 30, 2000 and $5,293 at December 31, 1999...............................           9,898              8,088
Intangible assets - net of accumulated amortization of $13,023 at June 30, 2000
   and $2,221 at December 31, 1999................................................         165,106             20,758
Other assets......................................................................           1,444              1,466
                                                                                         ---------          ---------

     Total........................................................................       $ 264,007          $ 126,955
                                                                                         =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.............................................................       $   3,544          $  10,508
     Accrued incentive............................................................           1,462              1,796
     Accrued vacation.............................................................           2,142              1,195
     Deferred payments............................................................           2,600              2,000
     Deferred revenue.............................................................           4,034                  -
     Other accrued liabilities....................................................           4,178              4,641
                                                                                         ---------          ---------

         Total current liabilities................................................          17,960             20,140

Deferred income taxes.............................................................           9,805                  -
Deferred payments.................................................................           3,500              1,000
Deferred rent and other...........................................................           1,850              1,240
                                                                                         ---------          ---------

     Total liabilities............................................................          33,115             22,380
                                                                                         ---------          ---------

Minority interest.................................................................           1,168                361

Stockholders' equity:
     Preferred stock - $.001 par value; 10,000,000 shares authorized; none
       issued and outstanding.....................................................              --                 --
     Common stock - $.001 par value; 60,000,000 shares authorized;
       15,225,986 shares issued and 14,607,890 shares outstanding at
       June 30, 2000; and 13,674,533 shares issued and 13,647,208 shares
       outstanding at December 31, 1999...........................................         240,321             86,971
     Treasury stock; 225,325 shares at June 30, 2000 and 27,325 shares at
       December 31, 1999..........................................................          (5,530)              (526)
     Accumulated other comprehensive loss - unrealized loss on investments........             (20)              (136)
     Retained (deficit) earnings..................................................          (5,047)            17,905
                                                                                         ---------          ---------
         Total Stockholders' equity...............................................         229,724            104,214
                                                                                         ---------          ---------
     Total........................................................................       $ 264,007          $ 126,955
                                                                                         =========          =========

            See notes to condensed consolidated financial statements.

                                 QRS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE EARNINGS (LOSS)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30,                          JUNE 30,
                                                             -------------------------------    -------------------------------
                                                             (REVISED: NOTE 7)                  (REVISED: NOTE 7)
                                                                   2000             1999              2000             1999
                                                             -----------------   -----------    -----------------   -----------
Revenues .................................................       $   36,491       $   29,540        $   71,601       $   58,884
Cost of revenue...........................................           20,905           14,852            39,936           29,870
                                                                 ----------       ----------        ----------       ----------

Gross profit..............................................           15,586           14,688            31,665           29,014

Operating expenses:
     Sales and marketing..................................            7,120            3,844            14,034            8,253
     Product development..................................            1,652            2,089             3,611            4,084
     General and administrative...........................            5,769            2,785            10,348            5,267
     Amortization of intangible assets....................            7,145              141            10,802              304
     In-process research and development..................               --               --            17,880               --
                                                                 ----------       ----------        ----------       ----------
         Total operating expenses.........................           21,686            8,859            56,675           17,908
                                                                 ----------       ----------        ----------       ----------

Operating earnings (loss).................................           (6,100)           5,829           (25,010)          11,106

Interest income...........................................              431              493               828            1,057
                                                                 ----------       ----------        ----------       ----------

Earnings (loss) before income taxes
   and minority interest..................................           (5,669)           6,322           (24,182)          12,163

Income tax expense (benefit)..............................             (166)           2,402              (705)           4,621

Minority interest in subsidiary...........................             (330)              --              (525)              --
                                                                 ----------       ----------        ----------       ----------

Net earnings (loss).......................................           (5,173)           3,920           (22,952)           7,542
                                                                 ----------       ----------        ----------       ----------
Other comprehensive earnings (loss):
     Unrealized gain (loss) from marketable securities
        available for sale                                              135             (127)              116             (114)
                                                                 ----------       ----------        ----------       ----------

Total comprehensive earnings (loss).......................       $   (5,038)      $    3,793        $  (22,836)      $    7,428
                                                                 ==========       ==========        ==========       ==========

Basic earnings (loss) per share...........................       $    (0.35)      $     0.30        $    (1.59)      $     0.57
                                                                 ==========       ==========        ==========       ==========

Shares used to compute basic earnings (loss) per share....       14,772,204       13,250,813        14,448,476       13,127,742
                                                                 ==========       ==========        ==========       ==========

Diluted earnings (loss) per share.........................       $    (0.35)      $     0.28        $    (1.59)      $     0.54
                                                                 ==========       ==========        ==========       ==========

Shares used to compute diluted earnings (loss) per share..       14,772,204       14,050,777        14,448,476       13,902,699
                                                                 ==========       ==========        ==========       ==========

            See notes to condensed consolidated financial statements.

                                 QRS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                          --------------------------
                                                                                             2000             1999
                                                                                          ----------        --------
Operating activities:
     Net earnings (loss)..............................................................    $ (22,952)        $  7,542
     Adjustment to reconcile net earnings (loss) to net cash
       provided by operating activities:
         Depreciation and amortization................................................       15,439            2,834
         Minority interest in subsidiary..............................................         (525)               -
         In-process research and development..........................................       17,880                -
         Loss from disposal of property and equipment.................................           96               92
     Changes in assets and liabilities, net of effects of acquisitions:
         Accounts receivable..........................................................        1,203               92
         Prepaid expenses and other...................................................         (720)             (37)
         Prepaid income taxes.........................................................         (942)               -
         Deferred income taxes........................................................          272              350
         Accounts payable.............................................................       (7,254)             660
         Deferred revenue.............................................................        1,482                -
         Deferred rent and other......................................................          313              (29)
         Income taxes payable ........................................................            -           (1,687)
         Other accrued liabilities....................................................       (4,224)             338
                                                                                          ---------         --------

         Net cash provided by operating activities....................................           68           10,155
                                                                                          ---------         --------

Investing activities:
     Sales (purchases) of marketable securities - available for sale (net)............        6,017           (3,353)
     Purchase of property and equipment...............................................       (7,515)          (2,519)
     Proceeds from disposal of property and equipment.................................          131                -
     Capitalized product development costs............................................       (3,643)            (965)
     Other assets.....................................................................          118             (474)
     Payment of deferred payments.....................................................       (2,000)               -
     Payment of transaction costs.....................................................       (1,683)               -
     Acquisition of businesses, net of cash acquired and fair value of
       common stock issued............................................................       (4,270)               -
                                                                                          ---------         --------
         Net cash used in investing activities........................................      (12,845)          (7,311)
                                                                                          ---------         --------

Financing activities:
     Proceeds from exercise of stock options and stock warrants.......................        5,283            7,576
     Contributions from minority interest.............................................        1,681                -
     Purchase of treasury stock.......................................................       (5,004)               -
                                                                                          ---------         --------
         Net cash provided by financing activities....................................        1,960            7,576
                                                                                          ---------         --------

Net increase (decrease) in cash and cash equivalents..................................      (10,817)          10,420
Cash and cash equivalents at beginning of period......................................       34,412           36,642
                                                                                          ---------         --------
Cash and cash equivalents at end of period............................................    $  23,595         $ 47,062
                                                                                          =========         ========

Other cash flow information:
Taxes paid during the period..........................................................    $      69         $  5,958
                                                                                          =========         ========
Noncash financing activities:
     Tax benefit from stock options exercised.........................................    $   7,523         $  4,713
     Deferred payments................................................................        5,000                -
     Fair value of common stock issued in acquisitions................................      131,177                -
     Fair value of stock options assumed in acquisitions..............................        9,367                -
     Unrealized gain (loss) on investments............................................          116             (114)


On March 10, 2000, we acquired substantially all the assets of RockPort Trade Systems, Inc. and on January 21, 2000, we acquired the outstanding capital stock of Image Info Inc. The purchase prices were allocated, as follows:


     Working capital, other than cash.................................................    $  (5,487)
     Property and equipment...........................................................          539
     Other assets.....................................................................           97
     Goodwill.........................................................................      108,469
     Other intangible assets..........................................................       46,476
     In-process research and development .............................................       17,880
     Other non-current liabilities....................................................       (5,295)
     Fair value of stock options assumed in acquisitions..............................       (9,367)
     Deferred income taxes............................................................      (17,865)
     Less: Common stock issued in connection with acquisitions........................     (131,177)
                                                                                          ---------
     Acquisitions, net of cash acquired of $730 and fair value of common stock issued.    $   4,270
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

        This Report on Form 10-Q/A represents an amendment to the our Report on Form 10-Q for the second quarter of fiscal 2000 filed with the Securities and Exchange Commission on August 14, 2000. This Report has been amended to revise the financial statements as of and for the three and six-month periods ended June 30, 2000, as described in Note 7.

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

2.      ACQUISITIONS

        On March 10, 2000, we acquired substantially all of the assets of RockPort Trade Systems, Inc., a Massachusetts corporation (RockPort), pursuant to an Agreement and Plan of Reorganization (Reorganization Agreement), dated February 29, 2000. The total acquisition cost was $100,953,407, comprised of 814,794 shares of our common stock valued at $90,136,703; transaction costs of approximately $1,450,000 and $9,366,704 in stock compensation related to stock options assumed. We assumed the liabilities of RockPort under its RockPort Stock Option Plan (RockPort Plan) and the outstanding stock options of RockPort that converted to options to purchase 89,645 shares of our common stock. As a result, we recorded stock compensation of $9,366,704, which has been included in the acquisition cost and represents the estimated fair value of the outstanding stock options of RockPort assumed. The acquisition was accounted for as a purchase transaction.

        On January 21, 2000, Image Info Inc. (Image Info), a New York corporation merged with and into WS Acquisition Corp. (WSC), a wholly-owned subsidiary of ours that was formed in January 2000, pursuant to an Agreement and Plan of Merger, dated January 16, 2000 among us, WSC and Image Info (Merger Agreement). The total acquisition cost was $51,340,182, comprised of $5,000,000 paid in cash; $5,000,000 in payments due to the former shareholders of Image Info; 440,914 shares of our common stock valued at $41,040,182; and transaction costs of approximately $300,000. Under the terms of the Merger Agreement, we agreed to pay $2,500,000 each in 2001 and 2002 to the former shareholders of Image Info if revenue from the acquired business meets or exceeds certain levels in 2000 and 2001. The deferred payments to the former shareholders of Image Info have been included in the acquisition cost. The acquisition was accounted for as a purchase transaction.

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


                                                                  (Revised: Note 7)              (Revised: Note 7)
                                                                       Rockport     Image Info         Total
                                                                  ----------------- ----------   -----------------
                Cash.............................................      $       -    $   5,000       $   5,000
                Estimated fair value of common stock issued......         90,137       41,040         131,177
                Fair value of stock options assumed..............          9,367            -           9,367
                Accrued transaction costs........................          1,450          300           1,750
                Deferred payments................................              -        5,000           5,000
                                                                       ---------    ---------       ---------
                   Total purchase price..........................      $ 100,954    $  51,340       $ 152,294
                                                                       =========    =========       =========


                Preliminary allocation of purchase price:
                Goodwill..........................................     $  76,622   $   31,847       $ 108,469
                Current technology................................        18,818       17,486          36,304
                Customer list and trademark.......................         2,438        2,283           4,721
                Fair value of other intangible assets.............             -        1,700           1,700
                Assembled workforce...............................         2,813          938           3,751
                In-process research and development...............         8,441        9,439          17,880
                Accounts receivable...............................         2,133        1,047           3,180
                Prepaid and other current assets..................           226            6             232
                Property and equipment............................           217          322             539
                Other assets......................................            54           43              97
                Cash..............................................           730            -             730
                Deferred income taxes.............................        (9,228)      (8,637)        (17,865)
                Liabilities assumed...............................        (2,310)      (5,134)         (7,444)
                                                                       ---------   ----------        --------
                        Total allocation of purchase price........     $ 100,954   $   51,340        $ 152,294
                                                                       =========   ==========        =========

        During the second quarter of 2000, we adjusted the opening balance sheet of Image Info to properly reflect the fair value of maintenance and other service obligations. The amounts allocated to intangible assets will be amortized on a straight-line basis over estimated useful lives of three to seven years. The amounts allocated to in-process research and development ("IPR&D") of $17,880,000 were charged to expense during the six months ended June 30, 2000 as technological feasibility had not been established and no alternative future uses existed for the research projects at the acquisition dates.

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

        The unaudited pro forma financial results are provided for comparative purposes only and are not necessarily indicative of what our actual results would have been had the forgoing transactions been consummated on such dates, nor does it give effect to the synergies, cost savings and other charges expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of our results of operations as of the date hereof or for any period ended on the date hereof or for any other future date or period. During the second quarter of 2000, the 1999 Image Info revenues and net loss were adjusted to properly reflect the fair value of maintenance and other service obligations.

        Unaudited Pro Forma Financial Information (in thousands, except share and per share amounts):


                                                                                   Six Months Ended
                                                                                        June 30,
                                                                        -------------------------------------
                                                                           (Revised: Note 7)(Revised: Note 7)
                                                                                  2000             1999
                                                                                  ----             ----
        Revenues.................................................             $   73,094       $   65,061
                                                                              ==========       ==========

        Net loss.................................................             $   (8,073)      $   (3,392)
                                                                              ==========       ==========

        Basic and diluted loss per share (Note 3)................             $    (0.55)      $    (0.24)
                                                                              ==========       ==========

        Shares used to compute basic and diluted loss
         per share (Note 3)  ....................................             14,805,833       14,086,799
                                                                              ==========       ==========

        Basic and diluted pro forma loss per share was calculated based on our outstanding common stock at June 30, 2000 and 1999, which reflects 814,794 and 440,914 shares of our common stock issued in connection with the acquisition of RockPort and Image Info, respectively. At June 30, 2000, 226,105 shares and 166,666 shares of our common stock issued in connection with the acquisitions of RockPort and Image Info, respectively were held in Escrow and have been excluded from the shares used to compute basic and diluted loss per share.

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

        The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:


                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                            JUNE 30,
                                                         --------------------------          --------------------------

                                                            2000           1999                 2000            1999
                                                         ----------      ----------          ----------      ----------
        Shares used to compute basic EPS..............   14,772,204      13,250,813          14,448,476      13,127,742

        Add:  effect of dilutive securities...........            -         799,964                   -         774,957
                                                         ----------      ----------          ----------      ----------

        Shares used to compute diluted EPS.............  14,772,204      14,050,777          14,448,476      13,902,699
                                                         ==========      ==========          ==========      ==========

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

6.      COMMITMENTS AND CONTINGENCIES

        We entered into a Business Partner Agreement with IBM for the purchase of $250 million of network services over a three-year period commencing January 1, 1998. The agreement includes specified annual minimum purchases and a graduated adjustment charge if total purchases fall below the total minimum amount. Effective July 1, 1999, this agreement was modified and the termination date was extended by one year to December 31, 2001. The minimum gross purchase commitment for the term of the modified agreement was increased from $250 million to $335 million in consideration of an increase in the application discounts. The agreement provides for the payment of penalties if the minimum gross purchase commitment is not met. As of June 30, 2000, we did not meet the gross minimum purchase commitment under the agreement and have accrued an adjustment of $120,000.

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



                                                                         As Previously
                                                                            Reported     As Revised
                                                                            --------     ----------
        Condensed Consolidated Balance Sheet Data As of June 30, 2000
        -------------------------------------------------------------
        Intangible assets, net.......................................    $  158,436      $  165,106
        Total assets.................................................    $  257,337      $  264,007
        Deferred income taxes........................................    $    9,585      $    9,805
        Total liabilities............................................    $   32,895      $   33,115
        Retained deficit.............................................    $  (11,497)     $   (5,047)
        Total Stockholders' equity...................................    $  223,274      $  229,724
        Total Stockholders' equity and liabilities...................    $  257,337      $  264,007

        Condensed Consolidated Statement of Operations Data for the Three Months Ended June 30, 2000
        --------------------------------------------------------------------------------------------
        Amortization of intangible assets............................    $    6,896      $    7,145
        Income tax benefit...........................................    $       (9)     $     (166)
        Net loss.....................................................    $   (5,081)     $   (5,173)
        Basic and diluted loss per share.............................    $    (0.34)     $    (0.35)
        Shares used to compute basic and diluted loss per share......    15,164,975      14,772,204

        Condensed Consolidated Statement of Operations Data for the Six Months Ended June 30, 2000
        ------------------------------------------------------------------------------------------
        Amortization of intangible assets............................    $   10,470      $   10,802
        In-process research and development..........................    $   24,882      $   17,880
        Income tax benefit...........................................    $     (925)     $     (705)
        Net loss.....................................................    $  (29,402)     $  (22,952)
        Basic and diluted loss per share.............................    $    (1.99)     $    (1.59)
        Shares used to compute basic and diluted loss per share          14,745,126      14,448,476

        Pro Forma Financial Results for the Six Months Ended June 30, 2000
        ------------------------------------------------------------------
        Net loss.....................................................    $  (32,469)     $   (8,073)
        Basic and diluted loss per share.............................    $    (2.16)     $    (0.55)
        Shares used to compute basic and diluted loss per share......    15,102,483      14,805,833

        Pro Forma Financial Results for the Six Months Ended June 30, 1999
        ------------------------------------------------------------------
        Net loss......................................................   $  (27,788)     $   (3,392)
        Basic and diluted loss per share..............................   $    (1.93)     $    (0.24)
        Shares used to compute basic and diluted loss per share.......   14,383,449      14,086,799

8.      RELATED PARTY TRANSACTIONS

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

9.      SEGMENT INFORMATION

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


                                                   QRS
                                                  OTHER
                                                PRODUCTS
                                                (REVISED:                                   INTERCOMPANY          TOTAL (REVISED:
                                                  NOTE 7)             TRADEWEAVE            ELIMINATIONS          NOTE 7)
                                                  -------             ----------            ------------          -------
        Revenues                                 $ 71,601                $      -                $  -                 $ 71,601

        Operating loss                            (17,781)                 (7,229)                  -                  (25,010)



        Total assets                             255,554                    8,235                 218*                 264,007

        Depreciation and amortization             14,594                      845                   -                   15,439

        Capital expenditures                       6,496                    1,019                   -                    7,515

        Capitalized product development
        costs                                      1,273                    2,370                   -                    3,643

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

        Cost of revenue consists primarily of the cost of purchasing network services and the cost of our data center and technical customer support services. Cost of revenue increased by 41% to $20.9 million for the second quarter of 2000, from $14.9 million for the second quarter of 1999. Cost of revenue increased by 34% to $39.9 million for the first six months of 2000, from $29.9 million for the first six months of 1999. These increases were principally due to increases in our data center and technical customer support services group reflecting growth in customers and our expanded product offerings in content services and applications services. Tradeweave customer and technical support services, including amortization of capitalized product development costs of $2.0 million and $3.4 million were incurred during the three and six months ended June 30, 2000, respectively. Purchased network services decreased, reflecting minimal growth in network services purchased under a long-term contract, discounted based upon a multi-year volume commitment. The gross profit margin was 43% and 50% for the second quarters of 2000 and 1999, respectively.

        Sales and marketing expenses consist primarily of personnel and related costs of our sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased by 85% to $7.1 million for the second quarter of 2000, from $3.8 million for the second quarter of 1999. Sales and marketing expenses increased by 70% to $14.0 million for the first six months of 2000, from $8.3 million for the first six months of 1999. This increase reflects our expansion of retailer and vendor-specific coverage and growth in our Program Sales and Enablement organization, the group responsible for rapidly enabling trading partners for key hub customers as well as the sales organizations to support our expanded product offerings in content and application services. We incurred $1.4 million and $2.8 million of marketing costs during the three and six months ended June 30, 2000, respectively to launch the Tradeweave product.

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

        We recorded an income tax benefit of $166,000 and $705,000 for the three and six months ended June 30, 2000, respectively (See Note 7 to Condensed Consolidated Financial Statements). The tax benefit as a percentage of pre-tax loss reflects the non-deductibility of purchase accounting amounts related to the acquisitions of RockPort and Image Info. We recorded an income tax expense of $2.4 million and $4.6 million for the three and six months ended June 30, 1999, respectively. Our income tax rate for the three and six months ended June 30, 1999 was 38%.

        LIQUIDITY AND CAPITAL RESOURCES

        Our working capital was $61.5 million at December 31, 1999 and $50.8 million at June 30, 2000. Cash, cash equivalents and marketable securities decreased from $47.3 million at December 31, 1999 to $30.6 million at June 30, 2000. Total assets increased from $127.0 million at December 31, 1999 to $264.0 million at June 30, 2000 and total liabilities increased from $22.4 million at December 31, 1999 to $33.1 million at June 30, 2000 (See Note 7 to Condensed Consolidated Financial Statements).

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


                                                    MATURITY                         FAIR VALUE AT
        (Amounts in thousands)                        2000                           JUNE 30, 2000
                                                     -----                           -------------
        U.S. Government Agencies                     $7,061                            $6,994

        Average interest rate                          4.72%                             4.72%


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

(b) The following directors were elected at the meeting to a term of three years:

        David A. Cole, Garth Saloner and Garen Staglin.

        The following directors are continuing to serve their terms:

        Peter R. Johnson, Tania Amochaev, Steven D. Brooks, John P. Dougall, Philip Schlein and John S. Simon.

(c) The matters voted upon at the meeting and results of the voting with respect to those matters are as follows:


                                                                                                                  NOT
                                                             FOR             AGAINST          WITHHELD           VOTED
                                                         ----------        ----------        --------          ---------
a.       Election of Directors:                          11,798,087                            51,383
         David A. Cole                                   11,811,774                            37,696
         Garth Saloner                                   11,811,608                            37,862
         Garen Staglin

b.       Approve an amendment to QRS' Certificate of
         Incorporation to increase the number of
         authorized shares                               10,787,359         1,070,066           2,045             10,000

c.       Approve a series of amendments to QRS' 1993
         Stock Option/Stock Issuance Plan                 5,973,297         4,835,083          23,195          1,017,895

d.       Ratify the appointment of Deloitte & Touche
         as QRS' independent auditors for the fiscal
         year ending December 31, 2000                   11,767,434             1,563             704             79,769

The foregoing matters are described in further detail in our definitive proxy statement dated April 10, 2000 for the Annual Meeting of Stockholders held on May 11, 2000.

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  A. EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION

27.1              Financial Data Schedule

                  B. REPORTS ON FORM 8-K

                  On May 23, 2000, we filed an amendment to the Form 8-K dated
                  March 24, 2000, which included, pursuant to Item 7, the financial statements of RockPort Trade Systems, Inc., and pro forma information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                                                     QRS CORPORATION
                                                     ---------------------------
                                                     (Registrant)


                                                     \s\ John S. Simon
                                                     ---------------------------
February 6, 2001                                     John S. Simon
                                                     Chief Executive Officer


February 6, 2001                                     \s\ Samuel M. Hedgpeth III
                                                     ---------------------------
                                                     Samuel M. Hedgpeth III
                                                     Chief Financial Officer