Form 10-K405
period 2000-12-31
QRS CORP
filed 2001-04-02
CIK 906551

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-21958
                            ------------------------

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

                                 (510) 215-5000
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS  NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------  -----------------------------------------
       None                            None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, par value $0.001 per share
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 15, 2001 was approximately $148,017,048 based upon the closing price of $9.6875 for shares of the Registrant's common stock as reported by the Nasdaq National Market). Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    Number of shares of common stock outstanding as of March 15, 2001:
15,279,179

                      DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the following documents are incorporated by reference into this Report on Form 10-K where indicated:

    1. QRS Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 10, 2001, Part III.

The exhibit index appears on Pages 60 to 63.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                QRS CORPORATION
                          2000 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

PART I

ITEM 1    Business....................................................      3

ITEM 2    Facilities..................................................     17

ITEM 3    Legal Proceedings...........................................     17

ITEM 4    Submission of Matters to a Vote of Security Holders.........     17

PART II

ITEM 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     18

ITEM 6    Selected Financial Data.....................................     19

ITEM 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     19

ITEM 7A   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     25

ITEM 8    Financial Statements........................................     26

ITEM 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     59

PART III

ITEM 10   Directors and Executive Officers of the Registrant..........     59

ITEM 11   Executive Compensation......................................     59

ITEM 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................     59

ITEM 13   Certain Relationships and Related Transactions..............     59

PART IV

ITEM 14   Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     60

          SIGNATURES..................................................     64

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

    We are a leading provider of retail supply chain products and services. Our products and services help thousands of customers by providing tools that enable retailers, manufacturers and their business partners to source, track and deliver the right product to the right place at the right time for the right price while reducing costs and cycle times. For 13 years, QRS has been an innovator in the technological evolution of the retail industry and has helped its customers build profitable relationships with their supply chain partners.

    QRS markets its products and services as a comprehensive family known as the "Tradeweave Retail Network-TM-" that provides customers with a single integrated source for implementing collaborative B2B ecommerce practices. Our products and services provide a network between retailers, suppliers and their trading partners as well as value-added functionality that enables them to transact business, share information, and collaborate on decisions regarding consumer demand, forecasting, inventory management, production, and logistics. Our products and services are integrated with our customers' merchandising, logistics, and supply chain management systems in order to deliver greater benefits and efficiencies. Our services, which we deliver and can be accessed over the Internet and private networks, are organized into four major categories:

    - Tradeweave Collaboration and Commerce Platform, which offers our customers a unified system to source, merchandise, conduct commerce and track product information.

    - Tradeweave Business Intelligence, which enables our customers to leverage important product and consumer information in their strategic and tactical decision making process.

    - Tradeweave Message Exchange, which provides the crucial infrastructure to allow retailers and their trading partners exchange critical business documents and information electronically.

    - Tradeweave Services, which encompasses solutions consulting, digital imaging and merchandise tagging solutions.

    Our business is subject to various risks and uncertainties that are described herein under "Risk Factors."

    We were incorporated in California in 1985 and reincorporated into Delaware in October 1997. Except as otherwise noted, all references to "we" and "us" include the subsidiaries of the Company.

INDUSTRY BACKGROUND

    The retail industry is one of the world's largest and most complex sector. According to a 2000 study by PricewaterhouseCoopers LLP, global retail sales exceeded $6 trillion in 1999. The U.S. Department of Commerce estimated U.S. retail sales in excess of $3.2 trillion in 2000.

    The retail industry is highly fragmented and includes organizations ranging from large multi-national retailers to single store specialty retailers, as well as thousands of suppliers, manufacturers and distributors. In addition, the retail industry is characterized by multiple product sourcing options, a wide array of products and product options, and multi-channel shopping venues including retail stores, outlet malls, mail order catalogs, etailers and various Internet sites. Due to this fragmentation, uncertainty and the industry's low growth rate, competition for retail customers and wholesale orders is intense. Participants have responded by focusing on meeting consumer demand quickly and operating as efficiently as possible to capture market share and preserve margins.

B2B ECOMMERCE AND THE RETAIL INDUSTRY

    Historically, retailers and suppliers depended upon paper communication as the medium for conducting business. While computers enabled companies to process data electronically, the exchange of this data between companies still relied heavily on paper-based communications for the exchange of information. Inherent in this process were delays in sending information and an increased potential for errors as information was transcribed and product descriptions interpreted and selling summarized within and between companies in the supply chain.

    A cooperative effort between industry groups led to standardized data formats, and in the mid 1980's that work created industry wide electronic data interchange (EDI) and uniform product code (U.P.C.) standards. EDI was developed to allow retailers, suppliers and their trading partners to create and transmit critical business documents in standard data format that was system and hardware independent. These standards were also scalable and designed for open architecture. The U.P.C. was developed to allow the same partners to consistently identify and machine scan merchandise throughout the logistics process up to and including the point of sale. Both of these technologies provided retailers, distributors, and suppliers the opportunity to significantly reduce the cost and improve the efficiency of their supply chain if they could be implemented between trading partners.

    It was the establishment and adoption of these standards and the requirement for supply chain implementation that led to the foundation for QRS. Since inception, QRS has enabled the retail supply chain to conduct business and exchange information through electronic means. The retail industry has adopted in varying degrees various components of electronic commerce (ecommerce), and QRS has provided an increasing number of products and services over the last thirteen years to faciliate the adoption and implementation of the various and continually evolving standards, technologies, and processes that collectively comprise ecommerce.

    As Internet bandwidth, reliability, and security improve, more retailers and manufacturers are beginning to use the Internet to expand their ecommerce programs to extend transactions, online trading communities, and exchange more types of information with additional suppliers, distributors, and customers. This heightened awareness of B2B ecommerce has also led to an industry push to create supply chain management (SCM) solutions focused on the efficient sharing of sourcing, demand, forecasting, order, and inventory information that span the entire merchandise product lifecycle. QRS has made a number of investments, through both internal development and acquisition, to extend its products and services to take advantage of the opportunities presented by the web as well as an increasingly sophisticated need to integrate supply chain applications across companies.

    Most recently, the benefits of SCM have come to the forefront of B2B ecommerce with the advent of Internet based trading exchanges. SCM covers the entire product lifecycle continuum. By replacing paper-based processes with ecommerce solutions, SCM software solutions enable real-time data sharing and collaboration across supply chain activities, including product design, sourcing, demand forecasting, collaborative assortment planning, purchasing, logistics, distribution, pricing, sales, analysis, replenishment, sales analysis, and surplus disposition. The results are lower operation costs, overall reduction of product development and delivery cycle time, reduced rates of product stock-outs, increased sales, improved gross margins, and reduced operating expenses, which improve not only the financial performance of retailers, distributors, and suppliers, but all ultimately benefit the consumer through lower prices and improved service levels.

    Despite the emergence of the Internet as a technology and SCM as a management principal, we believe it will be many years before the majority of commerce is done in this manner. Significant investments in internal application and process reengineering are required to implement SCM successfully, and the maturity of the infrastructure in place, well defined standards, existing investments and cost of conversion tend to focus new efforts on areas and partners not yet automated through ecommerce. In addition, international efforts are much less mature than those in North America. Significant variation in the form and sophistication of ecommerce implementation exist across the retail industry, and existing ecommerce technologies critical to current operations must be integrated with new SCM initiatives, and a continuing trading partner community management requirement will remain regardless of any new technologies developed. We believe that the role of a trusted third party, able to install and integrate internal SCM solutions and extend the implementation and benefits of ecommerce across trading partners of various sizes, will continue to exist as long as the retail industry desires to improve supply chain efficiency and merchandise performance through ecommerce over the internet rather than private and/or value added networks, primarily due to the maturity of the infrastructure in place, well defined standards, existing investments and cost of conversion.

    IMPLEMENTATION OF B2B ECOMMERCE SERVICES

    We believe retailers, suppliers and their trading partners are implementing B2B ecommerce services in several ways, as described below.

    Retailers, suppliers and their trading partners are taking advantage of advances in data communications technologies and the availability of public and private networks to transmit electronically transaction documents, such as purchase orders, invoices and shipping instructions. The electronic exchange of documents facilitates rapid and uniform communications among retailers, suppliers, transportation services and financial institutions. It also reduces the opportunity for clerical error. The transformation of paper records to an electronic format facilitates data storage and analysis. Electronic document exchange typically relies on common message formats and standards ranging from EDI to extensible markup language (XML).

    Retail companies are also automating their merchandise management practices by installing networked point of sale terminals to verify product prices and track merchandise and inventory levels automatically. These capabilities, along with the rapid adoption of bar coding technologies, have led to the adoption of a standardized product identification, numbering and communication format, known as the universal product code or U.P.C., in North America and the European article number, or E.A.N. in Europe and other international markets. The use of U.P.C. and E.A.N. data greatly increases the efficiency with which retailers and vendors can mark, track and exchange detailed product information. Today, for example, the average department store carries more than one million unique products and product options at a time, and the largest can carry as many as five million. Each retailer's products are produced by hundreds, or in some cases thousands, of independent vendors. Importantly, when U.P.C. and E.A.N. data is used in conjunction with electronic document exchange, retailers benefit through more accurate, secure and timely information exchange.

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

    Finally, retail participants are beginning to participate in public and private trading exchanges to enhance their business processes through online supply chain management and collaboration. B2B online marketplaces allow retailers and vendors to conduct paperless transactions and exchange information in real-time when these exchanges are connected to networks, identify items consistently and process electronic business documents. Lastly, the global availability of the Internet allows companies to reach outside of their local markets and create electronic relationships with either new manufacturers and retailers or those whom they were previously unable to establish electronic commerce relationships with using private networks for reasons of geography, infrastructure, cost, or complexity.

QRS SERVICES

    Our services are designed to enable retailers, vendors, manufacturers, and carriers to implement B2B ecommerce practices. Our services provide a network between all trading partners as well as value-added functionality that enables them to transact business, share information, and collaborate on decisions regarding consumer demand, forecasting, inventory management, production, and logistics. Our services are integrated with our customers' back-end and supply chain management systems in order to deliver greater benefits and efficiencies. We also offer products and services that provide benefits to the front-end/merchandising side of our customers' businesses. We market our services, the Tradeweave Retail Network, as a comprehensive family that provides customers with a single integrated source for implementing collaborative B2B ecommerce solutions. However, selected services may be implemented on a stand-alone basis and expanded incrementally, thereby allowing customers to integrate functions as needed within their organizations.

    QRS' Tradeweave Retail Network has grown out of our eCommerce, Content, Applications and Marketplace offerings. During 2000, we acquired two companies with products that significantly expanded our traditional offerings. With the merger of our subsidiary, Tradeweave, Inc., into QRS in early 2001, we are now able to complete the integration of our application, content, network and data products into a single comprehensive solution under the brand "Tradeweave." We also altered our product names to describe better what services they perform. The Tradeweave Retail Network from QRS brings together a total end-to-end supply chain solution for manufacturers, vendors, suppliers and retailers to build secure and profitable relationships between businesses across the global supply chain. The chart below shows our old product names as set forth in last year's Report on Form 10-K and the new product names for 2001 and beyond.

                                    NEW QRS TRADEWEAVE RETAIL PRODUCT         NEW QRS TRADEWEAVE RETAIL NETWORK
     OLD QRS PRODUCT NAMES                        NAMES                                  GROUP NAMES
- -------------------------------  ---------------------------------------   ---------------------------------------
Marketplace Services             Tradeweave Collaborative Planning         Tradeweave Collaboration and Commerce
                                                                             Platform

Content Services
  QRS Keystone                   Tradeweave Product Catalog                Tradeweave Business Intelligence
                                                                             Services

  RDS                            Tradeweave Retail Intelligence            Tradeweave Business Intelligence
                                                                             Services

  Digital Photography Services   Tradeweave Digital Photography            Tradeweave Services

ECommerce Services
  QRS Alliance                   Tradeweave Data Exchange Messaging        Tradeweave Message Exchange

  QRS Concourse                  Tradeweave Remote Access                  Tradeweave Message Exchange

  QRS Quickstep                  Tradeweave Vendor Messaging               Tradeweave Message Exchange

  QRS EC Service Bureau          Tradeweave Service Bureau                 Tradeweave Message Exchange

Application Services
  Rockblocks                     Tradeweave Sourcing                       Tradeweave Collaboration and Commerce
                                                                             Platform
  Image Info                     Tradeweave Merchandise Planning           Tradeweave Collaboration and Commerce
                                                                             Platform
  QRS LMS                        Tradeweave Logistics                      Tradeweave Collaboration and Commerce
                                                                             Platform
  QRS IMS                        Tradeweave Sales/Inventory Analysis       Tradeweave Business Intelligence

    The components of our integrated QRS Tradeweave Retail Network are organized and described as follows:

TRADEWEAVE COLLABORATION AND COMMERCE PLATFORM

    The Tradeweave Collaboration and Commerce Platform offers our customers a unified system to source, merchandise, conduct commerce and track product information. This service enables our customers to ensure the delivery of the right product to the right place at the right time for the right price with the collaboration of a number of parties throughout the supply chain over many weeks or months and across the entire globe. Our customers are able to access, over the Internet or via a proprietary network, software and web applications used to support this complex collaborative process. Specific products within the Tradeweave Collaboration and Commerce Platform are Tradeweave Sourcing (Sourcing, Capacity Planning, Forwarding, Party Profiling, Inventory Management), Tradeweave Merchandising (Merchandise Planning, Collaborative Planning, Showroom) and Tradeweave Logistics.

TRADEWEAVE BUSINESS INTELLIGENCE

    We believe that a company's ability to translate product and customer data into actionable business intelligence is at the heart of maintaining a competitive advantage in today's retail marketplace. The Tradeweave Business Intelligence Solutions enables our customers to leverage important product and consumer information in their strategic and tactical decision making process. This product, pricing, sales and inventory information is accessed in real-time by our customers to enable them to make decisions that affect business performance. Specific products within Tradeweave Business Intelligence are Tradeweave Product Catalog (Product Catalog, Grocery and Food Service Product Catalog), Tradeweave Sales and Inventory Analysis (Reporting, Decision Support) and Tradeweave Retail Intelligence Services (Competitive Price Audits, Causal Data Collection, Price Scan Verification, Mystery Shopping).

TRADEWEAVE MESSAGE EXCHANGE

    Over 80% of retail information is still exchanged via paper. The adoption and use of industry specific ecommerce communications standards can eliminate up to 50% of the cost of this process, 40% of cycle time, and 40% of data
inaccuracy.   Tradeweave Message Exchange provides the crucial infrastructure to allow all trading partners to exchange critical business documents and information electronically; thereby reducing administrative costs and improving the timeliness of information by automating the transmission of critical business documents such as purchase orders, advanced ship notices, and invoices. This reduces the costs of moving from paper to electronic communication, as well as significantly lowering ongoing costs and staffing requirements. Specific products within the Tradeweave Message Exchange are Tradeweave Data Exchange (Data Exchange Messaging, Transaction Testing, Service Bureau, Internet Transaction Exchange, Vendor Messaging, Outsourcing and Integration Manager) and Tradeweave Managed Connectivity (Remote Access, Leased Lines and Connectivity Software.)

TRADEWEAVE SERVICES

    The ultimate success of any collaborative process lies in the ability for customers and trading partners to gain access to the enablement, integration and training required to take full advantage of the applications being used. Tradeweave Services brings together the skill sets from a wide variety of retail technology solutions under one, consultative arm. Our customers receive customized, professional guidance from industry veterans via Tradeweave Professional Services (Solutions Consulting, Training, Enabling).

    Lastly, the retail process requires a tremendous amount of actual physical labor. Two areas that we focus on as part of the Tradeweave Services offering are the outsourcing of digital imaging and merchandise tagging. Specific services include Tradeweave Digital Photography, and Tradeweave Tags and Label Services (Hang Tags and Bar Code Labels.)

CUSTOMERS

    We provide services and generate revenues by enabling our customers and their trading partners to conduct collaborative B2B electronic commerce. Originally, QRS focused on providing products and services to the general merchandise and apparel segment of the retail industry, and this remains QRS' largest and most important segment, but we have considerably broadened our customer base across various segments of the retail industry. The acquisition of Retail Data Services in 1999 (now branded Tradeweave Retail Intelligence Services) accelerated our penetration of the grocery and mass merchant segments, and the acquisition of Rockport Trade Systems in 2000 (now branded Tradeweave Global Sourcing) assisted in expansion into a number of specialty retailing segments. Today QRS provides at least one product or service to 38 out of the top 50 retailers in the United States. By segment our customers include:

    - All 10 of the top department stores (including Sears, Federated, May, Dillards and Saks)

    - All 10 of the top grocery stores (including Kroger, Albertsons, Safeway, Ahold and Winn Dixie)

    - All 5 of the top mass merchants (Walmart, Kmart, Target, Costco, and
      Meijer)

    - All 5 of the top apparel specialty stores (Gap, Limited, Venator, TJX and Spiegel)

    - All 3 of the top office specialty stores (Office Depot, Staples, and OfficeMax)

    We summarize our customers by sector of retailing, but our customers also include many of the thousands of manufacturers, distributors, and suppliers who provide these retailers with merchandise. Top branded manufacturers like Liz Claiborne, Jones, Nike, VF, Escada, Tommy Hilfiger, Estee Lauder, Timberland, and Levi Strauss all use one or more services from QRS, as well as numerous smaller branded and private label manufacturers and distributors of the general merchandise, apparel, accessories, and consumer package goods. Many of these customers are international, and we were very pleased to add Karstadt Quell and The Lane Group as our first international retailers in 2000.

SALES AND MARKETING

    We have a comprehensive marketing program that includes print advertising, public relations campaigns, direct mailings, industry events including industry conventions, trade shows, user groups, analyst programs, and speaking engagements. In 2000 and early 2001, we initiated a renewed marketing effort for the Tradeweave Retail Network and engaged full-service agencies of record in advertising, public relations and investor relations to help us promote our message. We also use our website to enhance our market presence and generate additional leads.

    We sell our products and services to the global marketplace through our field sales force and our telesales group. Our field sales force targets and works with large customers, primarily large retailers, to facilitate and standardize their B2B ecommerce processes internally and with their trading partners.

    When large retailers or vendors use our services they typically require their trading partners also to use our products and services to transact with them. Large retailers or vendors can have thousands of trading partners. Once a large retailer or vendor becomes a customer, our telesales group then contacts their trading partners to explain our services and enable them to transact with the retailer or vendor. We typically seek a commitment from the retailer to sponsor a collaborative program aimed at creating a minimum number of trading partnerships through QRS.

    Sales prospects are drawn from a wide range of industry contacts, including retail industry conventions, trade shows, technology user groups and referrals. Our direct sales force employs a consultative approach, focusing upon establishing the benefits of our products and services to senior management, including chief executive officers, senior merchandising and MIS executives.

CUSTOMER SUPPORT

    We provide comprehensive integration, training, and support services for our customers. We also provide presale, consulting services to potential customers. We employ experienced software development and customer service personnel to assist customers in implementing and using our B2B ecommerce products and services. Our goal is to ensure successful and rapid deployment and high levels of customer satisfaction by facilitating open communications to quickly identify, analyze and solve problems. We operate a 24-hour hotline for customers and have a program to regularly contact our customers to ensure customer satisfaction, currency of catalog data, and maximization of trading partner opportunities. Other forms of customer support services include e-mail and web-based support, documentation and updates.

IBM RELATIONSHIP

    We do not operate our own value-added network and have formed a strategic alliance with IBM to outsource our network operation. We recently amended our agreement with IBM to eliminate existing volume commitments and penalties for failure to meet usage requirements. We have instead agreed to purchase a certain amount of network services for a fixed fee over a two year period ending December 31, 2002. If our usage of the network services exceeds the specified usage volume, we will pay an incremental fee for such excess usage based on a schedule of charge. This agreement also allows for the purchasing of additional/other services at a discounted rate, with no volume commitments or penalties.

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

DATA CENTER

    We operate our primary data center at our Richmond, California offices. The data center operates 24 hours a day, seven days a week, and is connected to our network provider through three leased data circuits in two routings to ensure availability. The data center consists primarily of leased mainframe, client/server, disk storage, tape drive, and other peripheral technology to provide online, batch, and back-up operations. Customer and content data is backed up and shipped off-site daily. Our facility and data center are both secured with controlled access doors, and the data center is equipped with a Halon fire protection system, an uninterrupted power supply, and a diesel generator permitting 24 hours of continuous electrical power. The data center has an isolated power source separate from the remainder of the facility. We have also contracted for an alternative operations facility in the event of physical disaster.

SERVICE AND PRODUCT DEVELOPMENT

    In order to compete actively in the B2B ecommerce services market, we will invest in the development of new and existing services and supporting technology. We have designed our service infrastructure to yield significant benefits to our customers in performance, scalability, availability and reliability. We are focused on the development and upgrading of our services technology and architecture. We are not involved with the development, maintenance and operation of the IBM value-added network. Service and product development expenses were $4.3 million in 1998, $8.6 million in 1999 and $9.2 million in 2000. In 1998, 1999 and 2000, we capitalized $2.6 million, $5.8 million and $5.5 million of service and product development costs, respectively.

PROPRIETARY RIGHTS

    We regard certain features of our software and documentation as proprietary information and rely on a combination of contract, copyright, trademark, trade secret laws, patent and other measures for its protection. Although data provided to us by our vendor customers is not proprietary to us, we seek to protect our product information database through copyright laws. However, existing copyright laws afford only limited protection. We have filed one patent application in connection with our Tradeweave Merchandising solution.

EMPLOYEES

    At December 31, 2000, we had 670 full-time employees (of which 59 were employed by Tradeweave, Inc. which was merged into QRS in early 2001) including:

    - 108 in service and product development

    - 112 in sales and marketing

    - 369 in customer support, operations and services

    - 81 in management, administration and finance

    In addition, at December 31, 2000, we employed 620 part-time employees, primarily in connection with Tradeweave Retail Intelligence Services. We also use contractors from time to time as our business requires.

    Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and we consider our employee relations to be good.

RISK FACTORS

OUR OPERATING RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER.

    Our future quarterly operating results may vary and we could experience reduced levels of earnings or losses in one or more quarters. Fluctuations in our quarterly operating results could result from a variety of factors, including:

    - changes in the demand for our services and the usage of our existing services

    - changes in customer buying patterns

    - changes in our pricing policies or those of our competitors

    - market acceptance of new and enhanced versions of our services

    - changes in operating expenses

    - changes in our strategy

    - introduction of alternative technologies by our competitors

    - effect of potential acquisitions and the integration and management of acquired products

    - industry and general economic factors

    We cannot control all of these factors. Due to all of these factors and other risks discussed in this report, period-to-period comparisons of our results of operations may not reflect our future performance.

THE NEWLY ACQUIRED COMPANIES AND THEIR PRODUCTS MAY NOT BE INTEGRATED AND
  MANAGED EFFECTIVELY.

    In 2000 and early 2001, we acquired several companies and their products including software applications. We have limited experience in integrating and managing acquired companies and selling products such as software applications and related services that produce revenue on a one-time license fee basis rather than a recurring revenue model. We cannot assure you that we will be successful in integrating these companies and their products into our business and financial model.

OUR OPERATING RESULTS WILL SUFFER IF WE CANNOT ACCURATELY FORECAST OUR REVENUE.

    We greatly expanded our product offerings in the past twelve months to include many products that do not fit in our traditional network-based recurring revenue business model. As a result of our limited operating history in software licensing and transaction-based marketplace and exchange pricing, it is difficult to forecast our revenue accurately. If our revenue falls short of our expectations in any quarter, our operating results would be harmed. In addition, the revenue and income potential of some of our products and services are unproven, and some of the markets we are addressing are in the early stages of development.

SOME OF OUR NEWER PRODUCTS ARE SOLD ON A LICENSE FEE BASIS.

    Our products such as Tradeweave Sourcing solutions are sold through licenses. We would expect to derive a significant portion of revenues for Tradeweave Sourcing in each quarter from a small number of relatively large license sales. Moreover, due to customer purchasing patterns, we would typically realize a significant portion of our software license revenues in the last few weeks of a quarter. As a result, we are subject to significant variations in license revenues and results of operations if we incur any delays in customer purchases. If in any future period we fail to close one or more substantial license sales, our operating results for that period could be seriously harmed.

OUR SERVICES ARE EVOLVING AND WE CANNOT BE SURE THEY WILL BE SUCCESSFUL.

    We are continuing to expand the breadth of our B2B ecommerce services. In particular, we have introduced new services such as Tradeweave Collaborative Planning that address the front-end merchandising side of our customers' businesses. Tradeweave Collaborative Planning is based on our customer using collaborative methods of working with their trading partners. Our new services are unproven, and we cannot assure you that they will be accepted by our customers and become successful.

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR CUSTOMERS' CONTINUING USAGE AND
  ACCEPTANCE OF OUR B2B ECOMMERCE SERVICES.

    Currently, our revenues are primarily derived from the use of our B2B ecommerce services by retailers and their trading partners. As a result, the success of our business depends upon:

    - our current customers' continued usage of our services at anticipated levels

    - our current customers' adoption and acceptance of additional services that we currently offer and will offer in the future

    - our ability to attract new customers and their acceptance of our current and future service offerings

    If our retail customers experience a slowdown in their businesses, they will not need to use our services at the levels we anticipate and this will negatively affect our revenues. Additionally, the retail industry is often characterized as being conservative in its approach to adopting new technologies. Many of our customers are new to the use of B2B ecommerce practices and may not have sufficient resources or properly trained personnel to utilize our services. If we are unable to increase customer acceptance of our current service offerings and achieve market acceptance of our future service offerings, our business, financial condition, and results of operations will be materially adversely affected.

BECAUSE OUR PRODUCTS AND SERVICES ARE COMPLEX AND PERFORM MISSION-CRITICAL
  FUNCTIONS, WE ARE VULNERABLE TO PRODUCT DEFECT AND PRODUCT LIABILITY CLAIMS.

    Our software products are complex and perform critical functions for our customers. Consequently, our product and service offerings have inherent risks. For example, our software products may contain undetected errors or failures when first introduced or as new versions are released. To the extent that we may have to develop new products that operate in new environments, for example the Internet, the possibility for program errors and failures may increase due to factors including the use of new technologies or the need for more rapid product development that is characteristic of the Internet market. Despite pre-release product testing, and our current and potential customers', there still may be errors in our products, even after commencement of commercial shipments. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that limitation of liability provisions may not be effective as a result of existing or future laws or judicial decisions. Our products and services are used in business-critical applications, and consequently any errors or failures by these products and services may give rise to substantial product liability claims.

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

NEW TECHNOLOGY COULD MAKE OUR EXISTING SERVICES OBSOLETE.

    The market for B2B ecommerce services is characterized by rapidly changing technology and continuously evolving standards. To be successful, we must adapt by continually improving the performance, features, and reliability of our services or else our services may become obsolete. We cannot assure you that we will be able to respond in a timely manner to technological changes. The ability of competitors to successfully incorporate evolving standards and technologies into new services may make our services noncompetitive. Technological changes could force us to lower the price of our services. If we fail to adapt to or incorporate new standards or technology, it may have a material adverse effect on our business and results of operations.

WE DEPEND ON IBM FOR MOST OF OUR ECOMMERCE SERVICES AND FOR A SUBSTANTIAL
  PORTION OF OUR REVENUES.

    Since 1988, we have used the IBM value-added network, or VAN, as the network platform over which we provide customers with most of our ecommerce services. We depend on the IBM VAN for a substantial part of our revenues and such dependence is expected to continue and last through the term of our contract, which expires December 31, 2002. Because we have no right to control the maintenance and operation of the IBM VAN, we do not control decisions that could have a material adverse impact on the operation of the VAN and consequently, on our business and results of operations. In addition, if IBM becomes unable or unwilling to provide VAN services, we would either have to provide these services directly or arrange for another third party to provide such services. We cannot assure you that we would be able to do so on a timely basis, if at all, or that the costs of any such arrangements would not materially adversely affect our business and results of operations. Disruption or unavailability of the IBM VAN may have a material adverse effect on our business and results of operations.

    IBM currently charges us for our use of its network and messaging services by our customers. In the event that IBM decides to increase the prices that it charges us or reduces the amount of discounts or allowances after our current contract expires, we may not be able to pass along these charges to our customers. If we are unable to do so, our business and results of operations could be materially adversely affected. We recently amended our agreement with IBM to eliminate existing volume commitments and penalties for failure to meet usage requirements. We have instead agreed to purchase a certain amount of network services for a fixed fee over a two-year period ending December 31, 2002. If our usage of the network services exceeds the specified usage volume, we will pay an incremental fee for such excess usage based on a schedule of charge.

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

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR GROWTH.

    We have experienced significant revenue growth as we have added new retailers and vendors, increased the number of trading partnerships and increased the size of the Tradeweave Product Catalog, our product information database. Maintaining profitability during a period of expansion will depend, among other things, on our ability to effectively manage our operations. More recently, we have significantly increased our service offerings and customers both through internal growth and acquisitions. If we are unable to manage our growth effectively, it may have a material adverse effect on our business and results of operations.

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

WE DEPEND ON SEVERAL KEY CUSTOMERS FOR OUR BUSINESS.

    We provide services and generate revenues by enabling certain of our key retail customers and their trading partners to conduct business over our network. Estimated revenues attributable to all of the billings of any one of these customers and its trading partners may exceed 10% of our total revenues in future quarters. Also, the retail industry has recently experienced significant consolidation. If any of our retail customers consolidate, it could adversely affect our revenues. Also, our customers could elect either to develop their own B2B ecommerce services or to transfer all or a significant portion of their activities to one of our competitors, which could have a material adverse effect on our business and results of operations.

DAMAGE TO OUR DATA CENTER FACILITY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR
  BUSINESS AND RESULTS OF OPERATIONS.

    Our content and application services, such as the Tradeweave Product Catalog, run on a computer system contained in our data center facility in Richmond, California. The data center is located in a single facility and we have no present intention of establishing an additional data center in a separate location. However, we have arranged for use of off-site computer facilities, if necessary, and have taken other precautions to protect ourselves and our customers from events that could interrupt delivery of our services. These precautions include off-site storage of back-up data, fire protection, and physical security systems, an early warning detection, and a Halon fire extinguishing system. Notwithstanding these precautions, we cannot assure you that a fire, earthquake, or other natural disaster affecting the data center would not disable our computer system. Our data center routes through independent AT&T hubs in San Francisco and Los Angeles. In the event that service through these locations is interrupted, we have back-up access through AT&T's Seattle hub. Any significant damage to our data center or disruption of its connectivity to the IBM VAN network and/or AT&T network could have a material adverse effect on our business and results of operations.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY AND INFORMATION.

    We rely on a combination of contracts, patent, copyright, trade secret, and trademark laws and nondisclosure agreements to protect our proprietary rights. Existing copyright laws afford only limited protection and we may not be able to police unauthorized use of our services, and proprietary technology, and information. Unauthorized third parties may be able to copy our services or otherwise obtain and use our proprietary technology and information. For example, if a competitor were able to duplicate the information contained in our product information database, our business could be adversely affected. Further, the laws of certain countries in which our services may be distributed may not protect our services and intellectual rights to the same extent as the laws of the United States. If unauthorized third parties obtain and use our proprietary technology and information, our business and results of operations may be materially adversely affected.

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

    - complete the acquisition on reasonable terms

    - obtain any necessary financing

    - integrate effectively the acquired personnel, operations or technologies

    - retain customers and motivate key personnel

    An acquisition could cause a distraction of our management and employees, an increase in our expenses, an assumption of additional debt, and/or an issuance of equity, which could be dilutive to existing stockholders, and expose us to the risk that we will fail to successfully implement the acquisition. This may materially and adversely affect our results of operations and financial condition.

OUR STOCK PRICE MAY FLUCTUATE SUBSTANTIALLY.

    The market price of our common stock has fluctuated significantly since the initial public offering of our common stock in August 1993 and could be subject to significant fluctuations in the future based on factors including:

    - announcements of new services by us or by our competitors

    - fluctuations in our quarterly financial results

    - fluctuations in our competitors' quarterly financial results

    - changes in analysts' estimates of our financial performance or our failure to meet these estimates

    - conditions in the Internet commerce, information services, and high technology industries

    - conditions in the financial markets

    The stock market in general has experienced extreme price and volume fluctuations which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies. Many technology companies, including QRS, have recently experienced significant fluctuations in the market price of their equity securities. We cannot assure you that the market price of our common stock will not continue to experience significant fluctuations in the future.

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

ITEM 3. LEGAL PROCEEDINGS

    On September 22, 2000, Gladson and Associates, Inc. (Gladson) filed a complaint for damages, injunctive relief and declaratory relief against QRS in Contra Costa County Superior Court. On October 6, 2000, QRS removed the case to the United States District Court, Northern District of California. On February 6, 2001, the Court dismissed Gladson's complaint in its entirety with leave to amend.

    On March 8, 2001, Gladson filed its First Amended Complaint (FAC) for injunctive relief and damages in the sum of $3.5 million, including punitive damages in the sum of $5 million. The FAC asserts claims for breach of written contract, unfair competition, misappropriation of trade secrets, conversion, fraud, false designation of origin, intentional and negligent interference with prospective business advantage, and conspiracy. On March 21, 2001, QRS filed a motion to dismiss the FAC on strictly legal grounds; the hearing on this motion is set for May 4, 2001.

    Based upon the investigation to date, QRS intends to vigorously deny all claims made by Gladson and, furthermore, believes that such claims are entirely without merit. Discovery has not yet commenced and no trial date has been set in this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Our common stock has been traded in the over-the-counter market on the Nasdaq National Market under the symbol QRSI since our initial public offering in August 1993. According to records of our transfer agent, we had approximately 243 stockholders of record as of March 16, 2001. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of the common stock. The following table sets forth the low and high closing sales prices of our common stock for the two-year period ended December 31, 2000:

PERIOD ENDED                                                    LOW        HIGH
- ------------                                                  --------   --------
For the Year ended December 31, 1999:
  First Quarter.............................................   $27.92    $ 42.83
  Second Quarter............................................    31.25      56.58
  Third Quarter.............................................    44.00      64.13
  Fourth Quarter............................................    47.75     105.00
For the Year ended December 31, 2000:
  First Quarter.............................................    64.38     114.94
  Second Quarter............................................    22.88      60.00
  Third Quarter.............................................    13.81      35.44
  Fourth Quarter............................................     5.59      15.13

DIVIDEND POLICY

    Our policy has been to reinvest earnings to fund future growth. Accordingly, we have paid no cash dividends on our common stock and do not anticipate declaring dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                             YEARS ENDED DECEMBER 31,
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                               ----------------------------------------------------
STATEMENTS OF OPERATIONS DATA                  2000(1)    1999(1)    1998(1)      1997       1996
- -----------------------------                  --------   --------   --------   --------   --------
Revenues.....................................  $143,491   $124,705   $91,926    $71,632    $56,746
Operating earnings (loss)....................   (53,486)    20,876    16,116     12,639      9,442
Earnings (loss) from continuing operations
  before income taxes and minority
  interest...................................   (51,981)    22,887    18,267     14,625     11,019
Income tax expense (benefit).................    (8,182)     8,057     7,113      5,850      4,408
Minority interest............................    (1,422)       (89)       --         --         --
Discontinued operations--Gain from sale of
  software and services business (2).........        --         --       896         --         --
                                               --------   --------   -------    -------    -------
Net earnings (loss)..........................  $(42,377)  $ 14,919   $12,050    $ 8,775    $ 6,611
                                               ========   ========   =======    =======    =======
Basic earnings (loss) per share (3):
  Continuing operations......................  $  (2.92)  $   1.12   $  0.87    $  0.69    $  0.53
  Discontinued operations....................        --         --      0.07         --         --
                                               --------   --------   -------    -------    -------
  Net earnings (loss) per share..............  $  (2.92)  $   1.12   $  0.04    $  0.69    $  0.53
                                               ========   ========   =======    =======    =======
Diluted earnings (loss) per share (3):
  Continuing operations......................  $  (2.92)  $   1.05   $  0.84    $  0.67    $  0.51
  Discontinued operations....................        --         --      0.07         --         --
                                               --------   --------   -------    -------    -------
  Net earnings (loss) per share..............  $  (2.92)  $   1.05   $  0.91    $  0.67    $  0.51
                                               ========   ========   =======    =======    =======

- ------------------------

(1) 2000, 1999 and 1998 results include the write-off of purchased in-process research and development of $17.9 million, $963,000 and $967,000, respectively. See Note 5 to Consolidated Financial Statements.

(2) See Note 6 to Consolidated Financial Statements.

(3) Earnings per share for 1998, 1997 and 1996 have been restated to retroactively reflect the three-for-two stock split. See Note 2 to Consolidated Financial Statements.

                                                                     DECEMBER 31,
                                                                    (IN THOUSANDS)
                                                 ----------------------------------------------------
BALANCE SHEET DATA                                 2000       1999       1998       1997       1996
- ------------------                               --------   --------   --------   --------   --------
Working capital................................  $35,896    $61,524    $50,909    $42,544    $29,416
Total assets...................................  248,120    126,955     83,005     64,002     55,946
Stockholders' equity...........................  211,090    104,214     67,954     54,729     43,570

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

GENERAL

    We market our products and services as a comprehensive family known as the "Tradeweave Retail Network" that provides customers with a single integrated source for implementing collaborative B2B ecommerce solutions practices. The Tradeweave Retail Network has grown out of our eCommerce, Content, Applications and Marketplace offerings. For purposes of discussing our results in 2000, we will refer to the old product names that were in effect during that period. We derive revenues from three principal and related sources: fees for utilization of eCommerce services including the transmission of standard business documents over a network, monthly charges for accessing Content services, and license, subscription and usage fees for Application and Marketplace Services.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in the Company's consolidated statements of operations:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues....................................................    100%       100%       100%
Cost of revenue.............................................     62         50         55
                                                                ---        ---        ---
Gross profit................................................     38         50         45
Operating expenses:
  Sales and marketing.......................................     22         14         13
  Product development.......................................      6          7          5
  General and administrative................................     17          9          8
  Amortization of intangible assets.........................     17          2         --
  In-process research and development.......................     13          1          1
                                                                ---        ---        ---
    Total operating expenses................................     75         33         27
                                                                ---        ---        ---
Operating earnings (loss)...................................    (37)        17         18
Interest income.............................................      1          1          2
                                                                ---        ---        ---
Earnings (loss) before income taxes and minority interest...    (36%)       18%        20%
                                                                ===        ===        ===

    REVENUES

    Revenues increased from $91.9 million in 1998 to $124.7 million in 1999 and to $143.5 million in 2000, representing increases of 36% from 1998 to 1999 and 15% from 1999 to 2000. The number of retailers and vendors, including carriers, increased from 7,719 at December 31, 1998 to 8,834 at December 31, 1999 and to 9,842 at December 31, 2000. The number of catalog trading partnerships increased as a result of the increase in the number of customers and their trading links with each other. The revenue growth from 1998 to 1999 was primarily attributable to an overall increase in customer base, higher usage of eCommerce and Content Services, pricing adjustments, additional primetime usage, enhancements to our services, and our expanded product offerings in eCommerce and Content Services, including acquired service bureaus and the Retail Data Services business. The increase from 1999 to 2000 was primarily the result of our product offerings in Application Services. Application Services includes acquired products such as Rockblocks software and Image Info software as well as products that existed prior to 2000 such as QRS IMS and QRS LMS. There were minimal revenues from Marketplace services in 2000. While there was growth in customer base from 1999 to 2000, we experienced slower revenue growth in our eCommerce and Content Services during 2000 than in recent prior years as a result of continued slowness in trading partner program rollouts and increased pricing pressure. We anticipate continued pricing pressure and a competitive environment, which may affect our revenue growth. In the fourth quarter of 2000, we experienced lower than anticipated license revenue from Application Services.

    COST OF REVENUE

    Cost of revenue consists primarily of the cost of purchasing network services, the cost of our data center and technical customer support services. Cost of revenue increased from $50.9 million in 1998 to $62.9 million in 1999 and to $89.0 million in 2000. These increases were principally due to increases in our data center and technical customer support services group reflecting growth in customers along with incremental costs associated with our expanded product offerings across our business, including Marketplace Services (which were operated by Tradeweave, Inc. in 2000). These increases were partially offset by a decrease in purchased network services, reflecting minimal growth in network services purchased under a long-term contract, discounted based on a multi-year volume commitment. Cost of revenue as a percentage of revenues was 55% in 1998, 50% in 1999, and 62% in 2000. This increase in primarily attributable to eCommerce and Content Service price competitiveness and lower than planned Application license sales, as well as the build up of infrastructure to support our Marketplace Services. In the fourth quarter of 2000, there were large one-time adjustments totaling $1.0 million related to eCommerce and content services.

    SALES AND MARKETING EXPENSES

    Sales and marketing expenses consist primarily of personnel and related costs in our sales and marketing organizations as well as the costs of various marketing programs. Sales and marketing expenses increased from $12.1 million in 1998 to $18.0 million in 1999 and to $31.2 million in 2000, reflecting the general increase in the number of customers and the size of our operations. Sales and marketing expenses represented 13% of revenues in 1998, 14% in 1999 and 22% in 2000. These increases reflect our expansion of retailer and vendor-specific coverage growth in our Program Sales and Enablement organization, the group responsible for rapidly enabling trading partners for key hub customers as well as the sales organizations to support our expanded product offerings in our services. Sales and marketing expenses also increased to build infrastructure for anticipated sales gains.

    SERVICE AND PRODUCT DEVELOPMENT EXPENSES

    Service and product development expenses consist primarily of personnel and equipment costs related to research, development and implementation of new services and enhancement of existing services. Service and product development expenses were $4.3 million in 1998, $8.6 million in 1999 and $9.2 million in 2000. Service and product development expenses, as a percentage of revenues was 5% in 1998, 7% in 1999 and 6% in 2000. In 1998, 1999 and 2000, we capitalized
$2.6 million, $5.8 million and $5.5 million of service and product development costs, respectively. The change in capitalized product development costs and the amount charged to expenses reflects significantly higher research and development activities for new products or products that had reached technological feasibility.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist primarily of the personnel and related costs of our finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses increased from $7.3 million in 1998 to $11.3 million in 1999 and to $24.6 million in 2000, and represented 8% of revenues in 1998, 9% in 1999 and 17% in 2000. The increase was primarily due to increased investments in infrastructure and increased headcount to support a larger organization and to support anticipated sales gains. Fourth quarter 2000 expenses include one-time strategic consulting fees and executive severance expenses.

    ACQUISITIONS

    During the third quarter of 1998, we acquired the assets of Custom Information Systems Corporation and the outstanding common shares of Mueller Associates, Inc., dba the EDI Connection, both service bureaus. The total acquisition cost was $4.0 million, comprised of $3.0 million paid in cash; 35,000 shares of our common stock valued at $802,000 issued from our treasury stock account; and $206,000 in transaction costs related to the acquisitions. The acquisitions were accounted for as purchase transactions.

    In connection with the acquisitions, $967,000, representing approximately 23% of the purchase price of $4.0 million, was allocated to in-process research and development. As technological feasibility had not been established and no alternative future uses existed at the acquisition dates, this in-process research and development was charged to expense. The five acquired projects under development increase automation and reduce manual processes, replace third-party software, and/or migrate existing products to a single platform. The costs to complete these projects were approximately $600,000 in 1999. The acquired companies had expended approximately $200,000 on these projects prior to acquisition. The values for the technology under development were estimated through the income approach by discounting to present value cash flows to be derived from the future products. The revenue and expense projections were based on historical trends and future expectations for the acquired companies and us. We did not anticipate any operating expense reductions as a result of synergy. A discount rate was developed by computing the weighted average cost of capital of established companies similar in operations and then increased to reflect the additional risk for technology under development since these products have not reached technological feasibility.

    On July 23, 1999, we completed the acquisition of all the outstanding capital stock of Retail Data Services, Inc. and RDS, Inc. (collectively, "RDS"). The total acquisition cost was $21.0 million; comprised of $15.0 million paid in cash; $3.0 million in deferred acquisition cost to the seller; 53,250 shares of our common stock valued at $2.8 million of which 11,000 shares of common stock were issued from our treasury account; and $250,000 in transaction costs related to the acquisition. The terms of the purchase agreement require that we pay
$2.0 million and $1.0 million to the seller in March 2000 and 2001, respectively, if revenue from the acquired business met or exceeded the established levels for 1999 and 2000. Revenue from the acquired business for 1999 met the established levels and we paid $2.0 million to the seller in March 2000. The revenue goal was also achieved for 2000, so we paid the seller $1.0 million in March 2001. Both payments to the seller have been included in the acquisition cost. The acquisition was accounted for as a purchase transaction.

    In connection with the acquisition, $963,000, representing approximately 5% of the purchase price, was allocated to in-process research and development. As technological feasibility had not been established and no alternative future uses existed at the acquisition date, this in-process research and development was charged to expense. The two acquired projects under development included a proprietary management database and a web site product offering for selling syndicated pricing data. The costs to complete these projects were approximately $35,000 in 1999. The acquired companies had expended approximately $81,000 on these projects prior to acquisition. The values for the technology under development were estimated through the income approach by discounting to present value cash flows to be derived from the future products. The revenue and expense projections were based on historical trends and future expectations for the acquired companies and us. We did not anticipate any operating expense reductions as a result of synergy. A discount rate was developed by computing the weighted average cost of capital of established companies similar in operations and then increased to reflect the additional risk for technology under development since these products have not reached technological feasibility.

    On January 21, 2000, we acquired all of the outstanding stock of Image
Info Inc. (Image Info), pursuant to an Agreement and Plan of Merger, dated January 16, 2000 (Merger Agreement). The total acquisition cost was
$51.3 million comprised of $5 million paid in cash; $5 million in deferred acquisition payment to the former shareholders of Image Info; 440,914 shares of our common stock valued at $41.0 million calculated based on the average of the share price three days prior to the announcement of the acquisition on January 21, 2000 and three days after this date; and transaction costs of approximately $300,000. Under the terms of the Merger Agreement, we agreed to pay $2.5 million each in 2001 and 2002 to the former shareholders of Image Info if revenue from the acquired business meets or exceeds certain levels in 2000 and 2001. The deferred acquisition payment to the former shareholders of Image Info has been included in the acquisition cost. The acquisition was accounted for as a purchase transaction.

    On March 10, 2000, we acquired substantially all of the assets of RockPort Trade Systems, Inc., a Massachusetts corporation (RockPort), pursuant to an Agreement and Plan of Reorganization (Reorganization Agreement), dated
February 29, 2000. The total acquisition cost was $101.0 million, comprised of 814,794 shares of our common stock valued at $90.1 million calculated based on the average of the share price three days prior to the announcement of the acquisition on March 10, 2000 and three days after this date, transaction costs of approximately $1.5 million and $9.4 million in stock compensation related to stock options assumed. We assumed the obligations of RockPort under its RockPort Stock Option Plan (RockPort Plan) and the outstanding stock options of RockPort converted to options to purchase 89,645 shares of our common stock. As a result, we recorded stock compensation of approximately $9.4 million, which has been included in the acquisition cost. The stock compensation represents the estimated fair value of the outstanding stock options under the RockPort Plan, which were converted into shares of our common stock as of the acquisition date. The acquisition was accounted for as a purchase transaction.

    In connection with the acquisitions of RockPort and Image Info, we expensed $17.9 million ($9.4 million for Image Info and $8.5 million for RockPort, representing 18% and 8% of the purchase prices, respectively) of in-process research and development (IPR&D) related to eight software applications research projects under development for which technological feasibility had not been established as of the acquisition dates. The value of each project was determined through the income approach, which involved discounting cash flows to be derived from the future products to present value using discount rates ranging from 22.5% to 28.5%. The discount rates were developed by computing the weighted average cost of capital of established companies similar in operations and then increased to reflect the additional risk for technology under development since these projects have not reached technological feasibility. The revenue and expense projections were based on historical trends and future expectations for the acquired companies and QRS. We expect no significant changes in the assumptions underlying these valuations. The percent of completion for each project was determined using appropriate costs incurred and technical milestones achieved to date. The percent of completion varied by individual project ranging from 80% to 100% at December 31, 2000. The nature of the efforts to develop the IPR&D into commercially viable products relate to the completion of planned functionality and achievement of pre-established scalability thresholds. The estimated costs to develop the IPR&D into commercially viable projects were $1.1 million of which $882,000 have been expended during the year ended December 31, 2000. If the projects discussed above are not successfully developed, the future sales and profitability of the combined companies may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired. Management believes that the IPR&D charge of $17.9 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not take issue with any assumptions used in our valuation model and require a revision in the amount allocated to IPR&D.

    The appraisal techniques used in our acquisitions included certain assumptions, including, the extent, character and utility, the income generating or cost-savings attributes, the nature and timing of the functional or economic obsolescence and the relative risk and uncertainty associated with an investment in intangible assets. These intangible assets are amortized over three to seven years. Amortization expense as a percentage of revenues was 17% and 2% in 2000 and 1999, respectively.

    INTEREST INCOME

    Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income decreased from $2.2 million in 1998 to $2.0 million in 1999 and to $1.5 million in 2000. Changes in interest income reflect the level of average investment balances in each year and a shift from taxable to non-taxable marketable securities. During the third quarter of 1998, we utilized $3.0 million in cash to acquire The EDI Connection and Custom Information Systems Corporation, both service bureaus, and on July 23, 1999, we utilized $15.0 million in cash to acquire RDS. On
January 21, 2000, we utilized $5.0 million in cash to acquire Image Info and during May 2000, we utilized $5.0 million in cash to repurchase 198,000 shares of our common stock.

    INCOME TAX EXPENSE (BENEFIT)

    Our income tax expense was $7.1 million and $8.1 million for fiscal years 1998 and 1999, respectively. We recorded an income tax benefit of $8.2 million for fiscal 2000. The income tax benefit for 2000 as a percentage of pre-tax loss reflects the non-deductibility of purchase accounting amounts related to the acquisitions of RockPort and Image Info. Our effective income tax rate was 39% for 1998, 35% for 1999 and (16)% for 2000. Our income tax rate of 40% for future years approximates the combined effective federal and state income tax rates. (See Note 4 to Consolidated Financial Statements).

    LIQUIDITY AND CAPITAL RESOURCES

    Our working capital decreased from $61.5 million at December 31, 1999 to $35.9 million at December 31, 2000. Cash, cash equivalents and short-term marketable securities available-for-sale decreased from $47.3 million at December 31, 1999 to $25.5 million at December 31, 2000. Total assets increased from $127.0 million at December 31, 1999 to $248.1 million at December 31, 2000, while total liabilities increased from $22.4 million at December 31, 1999 to $48.7 million at December 31, 2000. The decrease of $21.7 million in cash, cash equivalents and short-term marketable securities available-for-sale from December 31, 1999 to December 31, 2000 resulted primarily from the payment of $7.0 million for acquisitions, $1.8 million for transaction costs related to acquisitions, $20.5 million for capital expenditures (including product development costs), and $5 million to repurchase our common stock, partially offset by proceeds from exercises of stock options and sales of marketable securities. Net cash flows from operating activities were $8.0 million for the year ended December 31, 2000, which was primarily attributable to the $42.4 million net loss adjusted for the amortization and depreciation of intangible and other assets of $36.3 million, and in-process research and development of $17.9 million.

    On April 22, 1997, we announced that our Board of Directors has authorized the repurchase from time to time of up to $5 million of our common stock in both open market and block transactions. Our Board of Directors authorized a $5 million increase in this repurchase amount on October 16, 1998, and an additional increase of $5 million on May 4, 2000 for a total of $15 million. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. We repurchased 198,000 shares of our common stock during the year ended December 31, 2000.

    Although cash, cash equivalents and marketable securities in total will decline in the first quarter of 2001, management believes that the cash, cash equivalents, and marketable securities available for sale at December 31, 2000 and cash anticipated to be generated from future operations, will be sufficient to meet our working capital needs and capital expenditures through the next twelve months. After that time, we cannot be certain that additional funding will be available on acceptable terms or at all. If we require additional capital resources to grow our business, execute our operating plans or acquire complementary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities which may result in additional dilution to our stockholders. We have no plans to pay dividends with respect to common stock in the foreseeable future.

SUBSEQUENT EVENTS

    On February 9, 2001, we acquired the outstanding capital stock not previously held by us in our subsidiary, Tradeweave, Inc. (Tradeweave), under a merger agreement (the "Tradeweave Merger Agreement"). Under the Tradeweave Merger Agreement, we agreed to issue 334,774 shares of our common stock for 4,347,711 shares of Tradeweave common stock and preferred stock held by Peter R. Johnson, Chairman of the Company's Board of Directors; Garth Saloner, a member of the Board of the Company's Board of Directors; and certain Tradeweave employees who held shares pursuant to the exercises of Tradeweave stock options. Additionally, we assumed the outstanding stock options under the Tradeweave Non-Qualified Stock Option Plan, which will be convertible to options to purchase 138,369 shares of our common stock. We also issued warrants to purchase 140,000 shares of QRS common stock at a price of $11.0625 per share to Mr. Johnson and Mr. Saloner. The right to purchase such shares vests over a four-year period in equal annual installments. The warrants expire on January 31, 2005. We intend to account for this merger as a purchase transaction.

    Effective January 1, 2001, we amended our agreement with IBM to eliminate existing volume commitments and penalties for failure to meet usage requirements. IBM waived all penalty charges incurred by us under the prior agreement. Under the amendment, we agreed to purchase a certain amount of network services for a fixed fee over a two year period ending December 31, 2002. If our usage of the network services exceeds the specified usage volume, we will pay an incremental fee for such excess usage based on a schedule of charges. The amended agreement also allows for the purchasing of additional/other services at a discounted rate, with no volume commitments or penalties. As part of the amendment, we also terminated the Retail Management Agreement between IBM and us.

    On December 19, 2000, our Compensation Committee approved the implementation of a restricted share award program pursuant to the stock issuance provisions of the 1993 Plan. Under the terms of the program, each officer (from Vice President level and up) was given the opportunity to surrender his or her outstanding options under such Plan with exercise prices of more than $15.00 per share in return for restricted share award at an exchange ratio of three option shares surrendered for every one share of common stock awarded under the restricted share program. When the restricted share awards were made under the program on January 3, 2001, the fair market value of our common stock was $13.69 per share. The executive officers surrendered options covering a total of 875,126 shares of our common stock with a weighted average exercise price of $41.88 per share in return for an aggregate of 291,709 shares of common stock subject to their restricted share awards. The shares subject to each such award will be issued in a series of six successive equal semi-annual installments upon the individual's completion of each successive six months of continued employment with us. The first vesting date will occur on April 30, 2001. The shares will be fully-vested upon issuance.

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

    The table below presents principal amounts and related weighted average interest rates due by date of maturity for the marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At December 31, 2000, the weighted average maturity of the marketable securities portfolio was 127 days.

                                                                                         FAIR VALUE AT
                                                        MATURITY   MATURITY              DECEMBER 31,
(AMOUNTS IN THOUSANDS)                                    2001       2002      TOTAL         2000
- ----------------------                                  --------   --------   --------   -------------
Municipal Agencies....................................   $9,145     $2,167    $11,312       $11,436
Certificate of deposit................................      825         --        825           825
                                                         ------     ------    -------       -------
Total.................................................   $9,970     $2,167    $12,137       $12,261
                                                         ======     ======    =======       =======
Average interest rate.................................     5.17%      6.21%      5.35%         5.35%
                                                         ======     ======    =======       =======

FOREIGN CURRENCY RISK

    We have no significant investments outside the US and do not have material foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................      27
Independent Auditors' Report................................      28
Consolidated Balance Sheets.................................      29
Consolidated Statements of Operations and Comprehensive
  Earnings (loss)...........................................      31
Consolidated Statements of Stockholders' Equity.............      32
Consolidated Statements of Cash Flows.......................      33
Notes to Consolidated Financial Statements..................   35-58

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of QRS Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of QRS Corporation at December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management: our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
February 5, 2001

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders QRS Corporation:

    We have audited the accompanying consolidated balance sheet of QRS Corporation and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations and comprehensive earnings, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
San Jose, California
February 4, 2000 (March 20, 2000 as to the fourth paragraph of Note 7)

                                QRS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 15,372     $    34,412
  Marketable securities available-for-sale..................      10,090          12,895
  Accounts receivable-net of allowance for doubtful accounts of $2,072 at December 31, 2000 and $1,676 at December
    31,1999.................................................      27,292          25,964
  Deferred income tax assets................................       1,666             819
  Prepaid expenses and other................................       2,959           2,848
  Income taxes receivable...................................       3,228           4,726
                                                                --------     -----------
    Total current assets....................................      60,607          81,664
                                                                --------     -----------

Property and equipment:
  Furniture and fixtures....................................       3,836           3,651
  Equipment.................................................      23,849          15,737
  Leasehold improvements....................................       5,648           3,729
                                                                --------     -----------
                                                                  33,333          23,117
  Less accumulated depreciation and amortization............     (10,960)         (9,294)
                                                                --------     -----------
    Total...................................................      22,373          13,823
                                                                --------     -----------
Marketable securities available-for-sale....................       2,171              --
Deferred income tax assets..................................          --           1,156
Capitalized product development costs--net of accumulated
  amortization of $8,515 at December 31, 2000 and $5,293 at
  December 31, 1999.........................................       9,021           8,088
Intangible assets--net of accumulated amortization of
  $27,244 at December 31, 2000 and $2,221 at December 31,
  1999......................................................     150,452          20,758
Other assets................................................       3,496           1,466
                                                                --------     -----------
  Total.....................................................    $248,120     $   126,955
                                                                ========     ===========

                     See notes to consolidated financial statements

                                QRS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (CONTINUED)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  7,823     $    10,508
  Accrued incentive.........................................       1,481           1,796
  Accrued transaction costs.................................       1,700              --
  Accrued vacation..........................................       2,259           1,195
  Deferred acquisition payments.............................       3,600           2,000
  Deferred revenue..........................................       3,138              --
  Other accrued liabilities.................................       4,710           4,641
                                                                --------     -----------
Total current liabilities...................................      24,711          20,140
Deferred income taxes.......................................       7,678              --
Deferred acquisition payments...............................       2,500           1,000
Deferred rent and other.....................................       2,141           1,240
                                                                --------     -----------
  Total liabilities.........................................      37,030          22,380
                                                                --------     -----------

Commitments and contingencies (Note 7)......................          --              --
Minority interest...........................................          --             361
Stockholders' equity:
  Preferred stock--$.001 par value; 10,000,000 shares
    authorized; none issued and outstanding.................          --              --
  Common stock--$.001 par value; 60,000,000 shares
    authorized; 15,281,111 shares issued and 14,663,015
    shares outstanding at December 31, 2000; and 13,674,533
    shares issued and 13,647,208 shares outstanding at
    December 31, 1999.......................................     240,968          86,971
  Treasury stock; 225,325 shares at December 31, 2000 and
    27,325 shares, at December 31, 1999.....................      (5,530)           (526)
  Accumulated other comprehensive earnings
    (loss)--unrealized gain (loss) on investments...........         124            (136)
  Retained earnings (accumulated deficit)...................     (24,472)         17,905
                                                                --------     -----------
      Total Stockholders' equity............................     211,090         104,214
                                                                --------     -----------
  Total.....................................................    $248,120     $   126,955
                                                                ========     ===========

                See notes to consolidated financial statements.

                                QRS CORPORATION
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues....................................................  $143,491   $124,705   $91,926
Cost of revenue.............................................    89,045     62,946    50,915
                                                              --------   --------   -------
Gross profit................................................    54,446     61,759    41,011
                                                              --------   --------   -------
Operating expenses:
  Sales and marketing.......................................    31,244     17,994    12,080
  Product development.......................................     9,210      8,645     4,309
  General and administrative................................    24,575     11,285     7,314
  Amortization of intangible assets.........................    25,023      1,996       225
  In-process research and development.......................    17,880        963       967
                                                              --------   --------   -------
    Total operating expenses................................   107,932     40,883    24,895
                                                              --------   --------   -------
Operating earnings (loss)...................................   (53,486)    20,876    16,116
Interest income.............................................     1,505      2,011     2,151
                                                              --------   --------   -------
Earnings (loss) from continuing operations before income
  taxes and minority interest...............................   (51,981)    22,887    18,267
Income tax expense (benefit)................................    (8,182)     8,057     7,113
Minority interest in subsidiary.............................    (1,422)       (89)       --
                                                              --------   --------   -------
Earnings (loss) from continuing operations after income
  taxes and minority interest...............................   (42,377)    14,919    11,154
Discontinued operations:
  Gain from sale of software and services business..........        --         --       896
                                                              --------   --------   -------
Net earnings (loss).........................................   (42,377)    14,919    12,050
Other comprehensive earnings (loss):
  Unrealized gain (loss) from marketable securities
    available-for-sale, net of tax..........................       260       (199)       72
                                                              --------   --------   -------
Total comprehensive earnings (loss).........................  $(42,117)  $ 14,720   $12,122
                                                              ========   ========   =======
Basic earnings (loss) per share:
  Continuing operations.....................................  $  (2.92)  $   1.12   $  0.87
  Discontinued operations...................................        --         --      0.07
                                                              --------   --------   -------
  Net earnings (loss) per share.............................  $  (2.92)  $   1.12   $  0.94
                                                              --------   --------   -------
Shares used to compute basic earnings (loss) per share......    14,524     13,322    12,812
                                                              ========   ========   =======
Diluted earnings (loss) per share:
  Continuing operations.....................................  $  (2.92)  $   1.05   $  0.84
  Discontinued operations...................................        --         --      0.07
                                                              --------   --------   -------
  Net earnings (loss) per share.............................  $  (2.92)  $   1.05   $  0.91
                                                              --------   --------   -------
Shares used to compute diluted earnings (loss) per share....    14,524     14,167    13,287
                                                              ========   ========   =======

                See notes to consolidated financial statements.

                                QRS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                               ACCUMULATED
                                         COMMON STOCK             OTHER        RETAINED
                                     ---------------------    COMPREHENSIVE    EARNINGS    STOCKHOLDERS'
                                       SHARES      AMOUNT    EARNINGS (LOSS)   (DEFICIT)      EQUITY
                                     ----------   --------   ---------------   ---------   -------------
Balance, January 1, 1998...........  12,797,049   $ 63,829       $    (9)      $ (9,091)      $ 54,729
Purchase of treasury stock.........     (88,875)    (1,837)                                     (1,837)
Reissuance of treasury stock.......      52,500      1,132                         (330)           802
Exercise of stock options,
  including tax benefit............      98,325      1,686                                       1,686
Issuance of common stock under
  Employee Stock Purchase Plan.....      21,863        452                                         452
Other comprehensive earnings--
  unrealized gain on marketable
  securities available-for-sale....                                   72                            72
Net earnings.......................                                              12,050         12,050
                                     ----------   --------       -------       --------       --------
Balance, December 31, 1998.........  12,880,862     65,262            63          2,629         67,954
Exercise of warrants...............      15,000         25                                          25
Reissuance of treasury stock.......      11,000        214                          357            571
Issuance of common stock...........      42,250      2,192                                       2,192
Exercise of stock options,
  including tax benefit............     675,105     18,078                                      18,078
Issuance of common stock under
  Employee Stock Purchase Plan.....      23,175        683                                         683
Purchase of fractional shares from
  stock split......................        (184)        (9)                                         (9)
Other comprehensive earnings--
  unrealized loss on marketable
  securities available-for-sale....                                 (199)                         (199)
Net earnings.......................                                              14,919         14,919
                                     ----------   --------       -------       --------       --------
Balance, December 31, 1999.........  13,647,208     86,445          (136)        17,905        104,214
Purchase of treasury stock.........    (198,000)    (5,004)                                     (5,004)
Fair value of stock options assumed
  in acquisition...................                  9,367                                       9,367
Issuance of common stock...........   1,255,707    131,177                                     131,177
Common stock held in escrow........    (392,771)        --                                          --
Exercise of stock options,
  including tax benefit............     312,919     13,040                                      13,040
Issuance of common stock under
  Employee Stock Purchase Plan.....      37,952        413                                         413
Other comprehensive earnings--
  unrealized gain on marketable
  securities available-for-sale....                                  260                           260
Net loss...........................                                             (42,377)       (42,377)
                                     ----------   --------       -------       --------       --------
Balance, December 31, 2000.........  14,663,015   $235,438       $   124       $(24,472)      $211,090
                                     ==========   ========       =======       ========       ========

                See notes to consolidated financial statements.

                                QRS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                2000        1999        1998
                                                              ---------   ---------   --------
Cash flows from operating activities:
  Net earnings (loss).......................................  $ (42,377)  $  14,919   $ 12,050
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................     36,286       7,366      3,429
    Loss from disposal of property and equipment............        179         103        134
    Stock compensation......................................        213          --         --
    In-process research and development.....................     17,880         963        967
    Gain from sale of software and services business........         --          --       (896)
    Minority interest in subsidiary.........................     (1,422)        (89)        --
    Provision for allowance for doubtful accounts...........      1,977       1,980      1,031
    Changes in assets and liabilities, net of effects of
      acquisitions:
      Accounts receivable...................................        125      (7,793)    (5,245)
      Prepaid expenses and other............................        (11)     (1,669)       131
      Income taxes receivable...............................      1,498      (4,726)        --
      Deferred income tax...................................     (3,217)      7,856      1,684
      Accounts payable......................................     (2,906)      2,594      4,181
      Deferred revenue......................................      1,054          --         --
      Other accrued liabilities.............................     (1,711)      1,312      2,141
      Deferred rent and other...............................        445         (48)       (47)
                                                              ---------   ---------   --------
        Net cash provided by operating activities...........      8,013      22,768     19,560
                                                              ---------   ---------   --------
Cash flows from investing activities:
  Purchases of marketable securities available-for-sale.....    (15,069)    (20,913)    (3,907)
  Sales of marketable securities available-for-sale.........     15,963      16,313     14,179
  Purchase of property and equipment........................    (15,014)     (9,123)    (3,192)
  Proceeds from disposal of property and equipment..........        131          --         --
  Capitalization of product development costs...............     (5,468)     (5,763)    (2,555)
  Acquisition of businesses, net of cash acquired...........     (4,270)    (14,840)    (2,927)
  Other assets..............................................     (2,166)     (2,183)      (276)
  Payment of deferred acquisition payments..................     (2,000)         --         --
  Payment of transaction costs related to acquisitions......     (1,796)         --         --
                                                              ---------   ---------   --------
        Net cash provided by (used in) investing
          activities........................................    (29,689)    (36,509)     1,322
                                                              ---------   ---------   --------
Cash flows from financing activities:
  Proceeds from employee stock purchase plan issuances......        413         683        452
  Exercise of stock options.................................      5,544      10,312      1,054
  Exercise of stock warrants................................         --          25         --
  Contributions from minority interest......................      1,683         500         --
  Purchase of fractional shares from stock split............         --          (9)        --
  Purchase of treasury stock................................     (5,004)         --     (1,837)
                                                              ---------   ---------   --------
        Net cash provided by (used in) financing
          activities........................................      2,636      11,511       (331)
                                                              ---------   ---------   --------
                        See notes to consolidated financial statements

                                QRS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                       (DOLLARS IN THOUSANDS) (CONTINUED)

                                                                2000        1999        1998
                                                              ---------   ---------   --------
Net increase (decrease) in cash and cash equivalents........    (19,040)     (2,230)    20,551
Cash and cash equivalents at beginning of year..............     34,412      36,642     16,091
                                                              ---------   ---------   --------
Cash and cash equivalents at end of year....................  $  15,372   $  34,412   $ 36,642
                                                              =========   =========   ========
Other cash flow information:
  Taxes paid during the year................................  $      69   $   6,421   $  5,742
                                                              =========   =========   ========
Noncash investing and financing activities:
  Tax benefit from stock options exercised..................  $   7,496   $   7,766   $    632
  Deferred acquisition payments.............................      5,000       3,000         --
  Fair value of common stock issued in acquisitions.........    131,177       2,763        802
  Fair value of stock options assumed in acquisition........      9,367          --         --
  Tax benefit from acquisition of The EDI Connection........         --         329         --
  Unrealized gain (loss) on marketable securities
    available-for-sale......................................        260        (199)        72

    On March 10, 2000, we acquired substantially all the assets of RockPort Trade Systems, Inc. On January 21, 2000, we acquired the outstanding capital stock of Image Info. On July 23, 1999, we acquired the outstanding common shares of Retail Data Services and its affiliate, RDS, Inc. During the third quarter of 1998, we acquired the assets of Custom Information Systems Corporation and the outstanding common shares of The EDI Connection. The purchase prices were allocated, as follows:

                                                                2000        1999       1998
                                                              ---------   --------   --------
Working capital (deficiency) other than cash................  $  (4,929)  $(1,329)    $  (71)
Property and equipment......................................        539       212        110
Other assets................................................         97        --         --
Goodwill....................................................    107,911     7,588        736
Other intangible assets.....................................     46,476    11,169      1,987
In-process research and development.........................     17,880       963        967
Other non-current liability.................................     (5,295)   (1,000)        --
Fair value of stock options assumed in acquisitions.........     (9,367)       --         --
Deferred income taxes.......................................    (17,865)       --         --
Less: common stock issued in connection with acquisitions...   (131,177)   (2,763)      (802)
                                                              ---------   -------     ------
Acquisitions, net of cash acquired of $730, $160 and $23,
  and stock issued..........................................  $   4,270   $14,840     $2,927
                                                              =========   =======     ======

                 See notes to consolidated financial statements

                                QRS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF THE BUSINESS

    We market our services as a comprehensive family known as the "QRS Tradeweave Retail Network" that provides customers with a single integrated source for implementing collaborative B2B ecommerce solutions practices. The QRS Tradeweave Retail Network has grown out of our eCommerce, Content, Applications and Marketplace offerings. For clarity of presentation in our 2000 results, we will refer to the old product names that were in effect during 2000. Please refer to the chart in Item 1"Business--QRS Services" for a comparison of old and new product names.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The accompanying financial statements include the accounts of QRS Corporation and our subsidiaries which include QRS Canada Inc., QRS Sales and Services Corporation, Tradeweave, Inc. (see Notes 14 and 16), Image Info Inc., Retail Data Services, Inc., Rockport Trade Systems Ltd., QRS PACRIM Corporation, QRS EMEA, Inc., Image Info LLC (a Delaware LLC) and Rockport Trade Systems LLC (a Delaware LLC). All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION

    We derive revenues from three principal and related sources: fees for utilization of eCommerce services, including the transmission of standard business documents over a network, monthly charges for accessing Content services, and subscription and usage fees for certain Application and Marketplace services. The revenues from our three principal sources are recognized in the month in which the service is performed. We also derive revenues from the sale of software applications and related services. We recognize product revenues upon shipment if a signed contract exists, the fee is fixed and determinable, and collection of resulting receivables is reasonably assured. For contracts with multiple obligations, revenue is allocated to each component of the contract based on objective evidence of its fair value, which is specific to QRS. We recognize revenue allocated to maintenance fees, including amounts allocated from product revenue, for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to consulting services, such as installation and training, we recognize revenue as the related services are performed. During the fourth quarter of 2000, we adopted the Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission (SEC). This summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Our adoption of SAB 101 had no material effect on our financial statements.

CASH AND CASH EQUIVALENTS

    We consider all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Our cash is deposited primarily in banks in the United States, United Kingdom and Canada. Deposits in these banks may exceed the amount of insurance, if any, provided on such deposits. We have not experienced any losses in such deposits and believe we are not exposed to any significant credit risk on cash and cash equivalents.

MARKETABLE SECURITIES AVAILABLE-FOR-SALE

    Short-term and long-term investments in debt securities on the balance sheet are classified as available-for-sale and are carried at fair value, with the unrealized gains or losses, net of tax, reported

                                QRS CORPORATION

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) in accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains or losses were not significant in 2000, 1999 and 1998.

INTANGIBLE ASSETS

    Intangible assets include certain contracts, proprietary databases, trademarks, current technology, assembled workforce, non-compete agreements and goodwill purchased in connection with the acquisitions of businesses, and are amortized on a straight-line basis over their estimated useful lives, which range from three to seven years. Amortization expense was $25,023,000, $1,996,000 and $225,000 in 2000, 1999 and 1998, respectively.

PRODUCT DEVELOPMENT COSTS

    We account for development costs related to products to be sold in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Development costs are capitalized beginning when a product's technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the beta stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time.

    We account for costs incurred to develop our computer software for internal use in accordance with AICPA Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". As required by SOP 98-1, we capitalize the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project along with post-implementation stages of our internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. For the years ended December 31, 2000, 1999 and 1998, we capitalized product development costs of $5,468,000, $5,763,000 and $2,555,000, respectively.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, which are generally five years for furniture, fixtures and equipment. Leasehold improvements are amortized over the remaining period of the lease or over the estimated useful life of the improvement, whichever is shorter. Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $6,693,000, $3,559,000 and $2,540,000,
respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews long-lived assets, which include fixed assets, intangible assets, goodwill and capitalized software costs for internal use, for impairment whenever events or changes in circumstances

                                QRS CORPORATION

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) indicate the carrying value of an asset may not be recoverable. No such events have occurred to date. In performing the review for recoverability, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, would be calculated based on the excess of the carrying amount of the asset over its fair value.

ADVERTISING AND PROMOTIONAL COSTS

    We expense advertising and promotional costs as they are incurred. Advertising expense for 2000, 1999, and 1998 was $1.7 million, $965,000 and $893,000, respectively.

STOCK BASED COMPENSATION

    SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed under provisions of SFAS No. 123, we have chosen to continue the intrinsic value based method and provide pro forma disclosures of net earnings and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted (See Note 10). During the third quarter of 2000, we adopted the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". Our adoption of this accounting standard had no material effect on our financial statements.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The amounts reported for cash equivalents, accounts receivables, accounts payable and certain other accrued liabilities are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates. Financial instruments that potentially subject us to concentrations of credit risks comprise principally cash, investments and accounts receivable. We invest our excess cash in accordance with our investment policy that has been approved by the Board of Directors and is reviewed periodically to minimize credit risk. The policy authorizes the investment of excess cash in government securities, municipal securities, bonds, time deposits, certificates of deposit and commercial paper rated AA or better (See
Note 3).

                                QRS CORPORATION

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

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

SEGMENT INFORMATION

    We have determined that beginning in 2000 we have three reportable operating segments as defined by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". See Note 15.

RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform to the 2000 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of this statement will not have a material effect on its financial position or results of operations.

                                QRS CORPORATION

NOTE 3:  MARKETABLE SECURITIES, AVAILABLE FOR SALE

    Marketable securities available-for-sale are summarized as follows (in thousands):

                                                       AMORTIZED   UNREALIZED   UNREALIZED
                                                         COST        GAINS        LOSSES     FAIR VALUE
                                                       ---------   ----------   ----------   ----------
DECEMBER 31, 2000
Debt issued by--
Municipal Agencies...................................   $11,312       $124         $  --       $11,436
Certificate of deposit...............................       825         --            --           825
                                                        -------       ----         -----       -------
Total marketable securities..........................    12,137        124            --        12,261
Less long-term marketable Securities
  available-for-sale.................................     2,167          4            --         2,171
                                                        -------       ----         -----       -------
Short-term marketable Securities
  available-for-sale.................................   $ 9,970       $120         $  --       $10,090
                                                        =======       ====         =====       =======

                                                       AMORTIZED   UNREALIZED   UNREALIZED
                                                         COST        GAINS        LOSSES     FAIR VALUE
                                                       ---------   ----------   ----------   ----------
DECEMBER 31, 1999
Debt issued by:
Municipal Agencies...................................   $13,031        $8          $(144)      $12,895
                                                        -------        --          -----       -------
Short-term marketable Securities
  available-for-sale.................................   $13,031        $8          $(144)      $12,895
                                                        =======        ==          =====       =======

    The table below presents principal amounts and related weighted average interest rates due by date of maturity for the marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At December 31, 2000 and 1999, the weighted average maturity of the marketable securities portfolio was 127 days and 225 days, respectively.

DECEMBER 31, 2000:

                                                                                         FAIR VALUE AT
                                                        MATURITY   MATURITY              DECEMBER 31,
(AMOUNTS IN THOUSANDS)                                    2001       2002      TOTAL         2000
- ----------------------                                  --------   --------   --------   -------------
Municipal Agencies....................................   $9,145     $2,167    $11,312       $11,436
Certificate of deposit................................      825         --        825           825
                                                         ------     ------    -------       -------
Total.................................................   $9,970     $2,167    $12,137       $12,261
                                                         ======     ======    =======       =======
Average interest rate.................................     5.17%      6.21%      5.35%         5.35%
                                                         ======     ======    =======       =======

DECEMBER 31, 1999:

                                                                         FAIR VALUE AT
                                                              MATURITY    DECEMBER 31,
(AMOUNTS IN THOUSANDS)                                          2000          1999
- ----------------------                                        --------   --------------
Municipal Agencies..........................................  $13,031       $12,895
                                                              =======       =======
Average interest rates......................................     4.61%         4.61%
                                                              =======       =======

                                QRS CORPORATION

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

    The income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 consisted of (in thousands):

                                                       2000       1999       1998
                                                     --------   --------   --------
Current:
  Federal..........................................  $(3,762)    $6,500     $4,604
  State............................................     (796)     1,510      1,456
                                                     -------     ------     ------
                                                      (4,558)     8,010      6,060
                                                     -------     ------     ------

Deferred:
  Federal..........................................   (3,272)       687      1,154
  State............................................     (352)      (640)      (101)
                                                     -------     ------     ------
                                                      (3,624)        47      1,053)
                                                     -------     ------     ------

  Total............................................  $(8,182)    $8,057     $7,113
                                                     =======     ======     ======

    Significant components of our deferred tax balances as of December 31, 2000 and 1999 are as follows (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Deferred tax assets:
  Purchased in-process research and development.............     $ 2,259        $1,657
  Allowance for doubtful accounts...........................         806           631
  Other accruals not currently deductible...................       1,115           541
  Deferred rent.............................................         614           508
  Net operating loss carryforwards..........................       7,641           786
  California enterprise zone credits........................         313           482
  Research and development credit carryforwards.............         143           505
  State taxes...............................................         400            --
                                                                 -------        ------
    Total deferred income tax assets........................      13,291         5,110

Deferred tax liabilities:
  Capitalized research and development costs expensed for
    tax.....................................................       3,664         2,502
  Depreciation..............................................          --           293
  State taxes...............................................          --           340
  Other intangibles.........................................      15,639            --
                                                                 -------        ------
    Total deferred income tax liabilities...................      19,303         3,135
                                                                 -------        ------
  Deferred income tax assets (liabilities), net.............     $(6,012)       $1,975
                                                                 =======        ======

                                QRS CORPORATION

NOTE 4:  INCOME TAXES (CONTINUED)
    A reconciliation of the federal statutory tax rate to our effective tax rate is as follows (dollars in thousands):

                                                      2000                      1999                      1998
                                               -------------------       -------------------       -------------------
Provision at statutory tax rate..............  $(17,678)    (35)%         $8,010       35%          $6,394       35%
State income taxes, net of federal tax
  benefit....................................    (1,030)     (2)           1,021        4              881        5
Research and experimentation credits.........        --      --             (428)      (2)            (215)      (1)
California enterprise zone credits...........        --      --             (313)      (1)              --       --
Tax exempt interest..........................      (327)     --             (247)      (1)              --       --
Minority interest in subsidiary..............        --      --              (31)      --               --       --
Goodwill amortization........................     4,540       9               --       --               --       --
In process research and development..........     6,258      12               --       --               --       --
Other........................................        55      --               45       --               53       --
                                               --------     ---           ------       --           ------       --
Total........................................  $ (8,182)    (16)%         $8,057       35%          $7,113       39%
                                               ========     ===           ======       ==           ======       ==

    At December 31, 2000, we had net operating loss carryforwards available to offset future federal and state taxable income of approximately $18.3 million, which will expire in 2020. Research and development tax credit carryforwards of approximately $143,000 available to offset future California state taxes respectively, which will expire in 2020. We also have California state enterprise zone credit carryforwards of approximately $313,000, which have no expiration date, and are available to offset future California state taxes.

NOTE 5:  ACQUISITIONS

    On March 10, 2000, we acquired substantially all of the assets of RockPort Trade Systems, Inc., a Massachusetts corporation (RockPort), pursuant to an Agreement and Plan of Reorganization (Reorganization Agreement), dated
February 29, 2000. The total acquisition cost was $101.0 million, comprised of 814,794 shares of our common stock valued at $90.1 million calculated based on the average of the share price three days prior to the announcement of the acquisition on March 10, 2000 and three days after this date; transaction costs of approximately $1.5 million and $9.4 million in stock compensation related to stock options assumed. We assumed the obligations of RockPort under its RockPort Stock Option Plan (RockPort Plan) and the outstanding stock options of RockPort converted to options to purchase 89,645 shares of our common stock. As a result, we recorded stock compensation of approximately $9.4 million, which has been included in the acquisition cost. The stock compensation represents the estimated fair value of the outstanding stock options under the RockPort Plan, which were converted into shares of our common stock as of the acquisition date. The acquisition was accounted for as a purchase transaction.

    On January 21, 2000, we acquired all of the outstanding stock of Image
Info Inc. (Image Info), pursuant to an Agreement and Plan of Merger, dated January 16, 2000 (Merger Agreement). The total acquisition cost was
$51.3 million comprised of $5.0 million paid in cash; $5.0 million in deferred acquisition payment to the former shareholders of Image Info; 440,914 shares of our common stock valued at $41.0 million calculated based on the average of the share price three days prior to the announcement of the acquisition on January 21, 2000 and three days after this date; and transaction costs of approximately $300,000. Under the terms of the Merger Agreement, we agreed to pay $2.5 million each in 2001 and 2002 to the former shareholders of Image Info if revenue from the

                                QRS CORPORATION

NOTE 5:  ACQUISITIONS (CONTINUED)
acquired business meets or exceeds certain levels in 2000 and 2001. The deferred acquisition payment to the former shareholders of Image Info has been included in the acquisition cost. The acquisition was accounted for as a purchase transaction.

    The purchase price related to each acquisition has been allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as determined by an independent appraisal. The fair value of the assets acquired and liabilities assumed, is summarized as follows (in thousands):

                                                              ROCKPORT   IMAGE INFO    TOTAL
                                                              --------   ----------   --------
Cash........................................................  $     --     $ 5,000    $  5,000
Estimated fair value of common stock issued.................    90,137      41,040     131,177
Fair value of stock options assumed.........................     9,367          --       9,367
Transaction costs...........................................     1,450         300       1,750
Deferred acquisition payment................................        --       5,000       5,000
                                                              --------     -------    --------
  Total purchase price......................................  $100,954     $51,340    $152,294
                                                              ========     =======    ========

Preliminary allocation of purchase price:
Goodwill....................................................  $ 76,315     $31,596    $107,911
Current technology..........................................    18,818      17,486      36,304
Customer list and trademark.................................     2,438       2,283       4,721
Fair value of other intangible assets.......................        --       1,700       1,700
Assembled workforce.........................................     2,813         938       3,751
In-process research and development.........................     8,441       9,439      17,880
Accounts receivable.........................................     2,133       1,297       3,430
Prepaid and other current assets............................       226           6         232
Property and equipment......................................       217         322         539
Other assets................................................        54          43          97
Cash........................................................       730          --         730
Deferred income taxes.......................................    (9,228)     (8,637)    (17,865)
Liabilities assumed.........................................    (2,003)     (5,133)     (7,136)
                                                              --------     -------    --------
  Total allocation of purchase price........................  $100,954     $51,340    $152,294
                                                              ========     =======    ========

    During the third quarter of 2000, we made an adjustment to the allocation of the purchase price recorded for the acquisition of RockPort. The adjustment results from a subsequent review of the facts underlying the in-process research and development (IPR&D) projects that were under development at RockPort at the acquisition date. As a result of that review, we concluded that one of those IPR&D projects involved the development of internal use software, and did not entail expenditures that are within the scope of Statement of Financial Accounting Standards No. 2, ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS. Consequently, the estimated fair value of that project was excluded from the purchase price allocation previously made to IPR&D. This resulted in the previously reported write-off of IPR&D in the amount of $24.9 million (of which $15.4 million related to the RockPort acquisition) being reduced by approximately $7.0 million to $17.9 million, and goodwill being increased by the same amount. During the second quarter of 2000, management adjusted the opening balance sheet of Image Info to properly reflect deferred revenue from maintenance and other service obligations. The amounts

                                QRS CORPORATION

NOTE 5:  ACQUISITIONS (CONTINUED)
allocated to intangible assets are being amortized on a straight-line basis over estimated useful lives of three to seven years. The amounts allocated to IPR&D of $17.9 million were charged to expense during the year ended December 31, 2000 as technological feasibility had not been established and no alternative future uses existed for the research projects at the acquisition dates.

    On July 23, 1999, we completed the acquisition of all the outstanding capital stock of Retail Data Services, Inc. and RDS, Inc. (collectively, "RDS"). The total acquisition cost was $21.0 million; comprised of $15.0 million paid in cash; $3.0 million in deferred acquisition payment to the seller; 53,250 shares of common stock valued at $2.8 million of which 11,000 shares of common stock were issued from our treasury account; and $250,000 in transaction costs related to the acquisition. The terms of the purchase agreement require that we pay
$2.0 million and $1.0 million to the seller in March 2000 and 2001, respectively, if revenue from the acquired business met or exceeded the established levels for 1999 and 2000. Revenue from the acquired business for 1999 met the established levels and we paid $2.0 million to the seller in March 2000. The revenue goal was also achieved for 2000, so we paid the seller $1.0 million in March 2001. Both payments of $1.0 million along with the payment made in March 2000 to the seller have been included in the acquisition cost. The acquisition was accounted for as a purchase transaction.

    The purchase price has been allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as determined by an independent appraisal. The fair value of the assets acquired and liabilities assumed is summarized as follows (in thousands):

Cash........................................................  $15,000
Fair value of common stock issued...........................    2,763
Transaction costs...........................................      250
Deferred acquisition payment to seller......................    3,000
                                                              -------
    Total purchase price....................................  $21,013
                                                              =======

Allocation of purchase price:
  Goodwill..................................................  $ 7,588
  Current technology........................................    4,190
  Customers list and trademark..............................    3,757
  Fair value of other intangible assets.....................    1,687
  Assembled workforce.......................................    1,535
  In-process research and development.......................      963
  Accounts receivable.......................................    1,092
  Property and equipment....................................      212
  Cash......................................................      160
  Liabilities assumed.......................................     (171)
                                                              -------
    Total allocation of purchase price......................  $21,013
                                                              =======

    The amount allocated to in-process research and development of $963,000 was charged to expense during the year ended December 31, 1999 as technological feasibility had not been established and no alternative future uses existed for the research projects at the acquisition date.

                                QRS CORPORATION

NOTE 5:  ACQUISITIONS (CONTINUED)
    The following unaudited pro forma financial results of QRS, RockPort, Image Info and RDS for the years ended December 31, 2000 and 1999 give effect to the acquisition of RockPort, Image Info and RDS as if the acquisitions had occurred at the beginning of the periods presented and includes adjustments (increase in amortization of intangible assets, decrease in interest income from the increase in the use of cash and the related income tax adjustments) directly attributable to the acquisition and expected to have a continuing impact on the combined company.

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

    Unaudited Pro Forma Financial Information (in thousands, except share and per share amounts):

                                                     YEARS ENDED DECEMBER 31,
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Revenues...........................................  $   144,984   $   145,853
                                                     ===========   ===========
Net loss...........................................  $   (27,859)  $    (5,148)
                                                     ===========   ===========
Basic and diluted loss per share (Note 13).........  $     (1.90)  $     (0.36)
                                                     ===========   ===========
Shares used to compute basic and diluted loss per
  share (Note 13)..................................   14,649,832    14,184,503
                                                     ===========   ===========

    Basic and diluted pro forma loss per share was calculated based on our outstanding common stock at December 31, 2000 and 1999, which reflects 814,794 shares, 440,914 shares and 53,250 shares of our common stock issued, respectively in connection with the acquisition of RockPort, Image Info and RDS. At December 31, 2000, 226,105 shares and 166,666 shares of our common stock issued in connection with the acquisitions of RockPort and Image Info, respectively were held in escrow and have been excluded from shares used to
compute basic and diluted loss per share.   The 226,105 and 166,666 shares of
our common stock were released from escrow in March and January, 2001, respectively.

    The Rockport, Image Info and RDS projects included in in-process research and development and the percent complete, the estimated cost to complete and the value assigned to each project are as follows (in thousands):

                                                    ESTIMATE OF PERCENT   ESTIMATED COST      VALUE
                                                        COMPLETION         TO COMPLETE       ASSIGNED
                                                    -------------------   --------------   ------------
Rockport..........................................          80%              $218,000      $8.4 million
Image Info........................................         100%                    --      9.0 million
RDS...............................................         100%                    --           963,000

    The amounts allocated to the in-process research and development were determined based on appraisals completed by independent appraisers using established valuation techniques and were

                                QRS CORPORATION

NOTE 5:  ACQUISITIONS (CONTINUED)
expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The value of these projects was determined by estimating the costs to develop the in-process research and development into commercially viable products, estimating the resulting net cash flows form the sale of the products resulting from the completion of the projects reduced by the portion of the revenue attributable to core technology, and discounting the net cash flows back to their present value. Amounts allocated to intangible assets and goodwill resulting from the above acquisitions are amortized over periods ranging from three to seven years from the date of acquisition.

    During the third quarter of 1998, we acquired the assets of Custom Information Systems Corporation and the outstanding common shares of Mueller Associates, Inc. (dba EDI Connection), both service bureaus. The total acquisition cost was $4.0 million, comprised of $3.0 million paid in cash; 35,000 shares of common stock valued at $802,000 issued from our treasury stock account; and $206,000 in transaction costs related to the acquisitions. The acquisitions were accounted for as purchase transactions. In connection with the acquisitions, $967,000 of the purchase price was allocated to in-process research and development and, as technological feasibility had not been established and no alternative future uses existed at the acquisition dates, charged to expense. We allocated $3.2 million of the purchase price to current assets, property and equipment and intangible assets. The amounts allocated to current assets and property and equipment were based on the fair market value of the related assets and the amounts allocated to intangible assets were determined on the basis of the appraised value of the related intangible assets.

    The appraisal techniques used for the acquisitions included certain assumptions, including, the extent, character and utility, the income generating or cost-savings attributes, the nature and timing of the functional or economic obsolescence and the relative risk and uncertainty associated with an investment in intangible assets.

NOTE 6:  SUBLEASE LOSS ACCRUALS AND DISCONTINUED OPERATIONS

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

    In May 1995, Uniquest ceased operations and made an assignment of assets for the benefit of its creditors. In connection with the cessation of Uniquest's operations, the Company's sublease with Uniquest was terminated. During the quarter ended March 31, 1998, outstanding matters with regard to the Uniquest bankruptcy were substantially resolved; accordingly, we recognized a gain on sale of software and services business of $1,494,000 less applicable income taxes of $598,000 for these discontinued operations. A sublease loss accrual of $480,000 at March 31, 1998, representing the provisions established for nonpayment by Uniquest of future sublease obligations was reclassified to deferred rent and other and is being amortized over the remaining lease term through June 30, 2010.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

    Effective January 1, 2001, we amended our agreement with IBM to eliminate existing volume commitments and penalties for failure to meet usage requirements. IBM waived all penalty charges incurred by us under the prior agreement. We agreed to purchase a certain amount of network services

                                QRS CORPORATION

NOTE 7: COMMITMENTS AND CONTINGENCIES (CONTINUED) for a fixed fee over a two year period ending December 31, 2002. If our usage of the network services exceeds the specified usage volume, we will pay an incremental fee for such excess usage based on a schedule of charges. The amended agreement also allows for the purchasing of additional/other services at a discounted rate, with no volume commitments or penalties. As part of the amendment, we also terminated the Retail Management Agreement between IBM and us.

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

    In December 1999, we entered into two concurrent transactions with CommPress, Inc. a.k.a. bTrade (bTrade), an unaffiliated company. In one transaction, we licensed our Keystone Catalog software to bTrade for $3,000,000. The arrangement grants bTrade a non-exclusive, non-transferable license to be used solely in certain industry segments. The license has a term of one year and automatically renews unless either party terminates the arrangement. In the other transaction, bTrade licensed its bTrade messaging software to us for $4,000,000 and a guaranteed minimum service fee of $5,000,000 over 3 years (the term of the arrangement). The arrangement grants a non-transferable, non-exclusive license to the messaging software and the exclusive ability to market and resell the related services to the retail industry. Due to the concurrent execution of the two contracts, they were deemed to be non-monetary transactions. As the fair value of the products and services exchanged and received could not be reasonably determined, we recorded the transactions on a net basis and the resulting net asset of $1,000,000 is being amortized to expense over three years.

    In March 2000, we agreed to modify our agreements with bTrade such that the Keystone Catalog license agreement was rescinded, the bTrade messaging software license agreement was amended to reduce the license fee from $4,000,000 to $1,000,000 and the remarketer agreement was revised to eliminate the exclusivity right to remarket to the retail industry. The net effect of these modifications was to reduce our accounts receivable from bTrade by $3,000,000 and our accounts payable to bTrade by an equal amount. This adjustment, which did not affect earnings, was recorded during the three months ended March 31, 2000. In addition, the guaranteed minimum service fee to bTrade discussed above was reduced to $1,000,000.

    In October 1999, we established an irrevocable letter of credit on behalf of Tradeweave, for the amount of $825,000 with Wells Fargo Bank, N.A. as security for its real property lease and general corporate purposes. The letter of credit is outstanding as of December 31, 2000 (See Note 16).

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

                                QRS CORPORATION

NOTE 7:  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Total rent expense related to these operating leases charged to continuing operations for the years ended December 31, 2000, 1999 and 1998 was $5,055,000, $3,236,000 and $1,781,000, respectively.

    At December 31, 2000, future minimum payments under long-term operating leases are as follows (in thousands):

YEAR ENDING DECEMBER 31:
- ------------------------
  2001......................................................  $ 7,556
  2002......................................................    7,178
  2003......................................................    6,681
  2004......................................................    5,907
  2005......................................................    4,973
  2006 & thereafter.........................................   18,325
                                                              -------
Total.......................................................  $50,620
                                                              =======

NOTE 8:  CONCENTRATION OF CREDIT RISK

    We provide services and generate revenues by enabling certain hub customers and their trading partners to conduct business over our network. Due to the large number of trading partners that transact business with each other, including one or more hub customers, the difficulty of allocating trading partner network services to individual hub customers, and the differences in the manner in which hub customers and trading partners allocate the cost of network services among each other, we cannot precisely attribute revenues to particular trading relationships. While we continue to refine our estimation techniques, we believe that no individual customer or hub customer trading partnership exceeded 10% of total revenues for any of the three years in the period ended
December 31, 2000. Additionally, no individual customer accounted for 10% or more of the accounts receivable balances as of December 31, 2000, 1999 and 1998. All of our customers belong to a single segment of the economy, the retail industry. A slowdown or consolidation within such industry can have a material adverse effect on our business and results of operation. The write-off of accounts receivable was $2.2 million, $1.4 million and $719,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In connection with the acquisitions of Rockport and Image Info in 2000, we reserved $684,000 as an allowance for doubtful accounts.

    The Company relies on the IBM Global Network for provision of electronic data exchange services to its customers. If IBM becomes unable or unwilling to provide VAN services, we would either have to provide these services directly or arrange for another third party to provide such services. We cannot assure you that we would be able to do so on a timely manner, if at all, or that the costs of any such arrangements would not materially adversely affect our business and results of operations.

                                QRS CORPORATION

NOTE 9:  RETIREMENT SAVINGS PLANS

    We implemented a 401(k) plan, which is a defined contribution plan for all eligible employees. The plan allows discretionary, matching employer contributions of up to 50% of the maximum allowable employee contribution ($10,500 in 2000, $10,000 in 1999 and 1998). The matching employer contributions charged to continuing operations during 2000, 1999 and 1998 were approximately $1.2 million, $651,000 and $522,000, respectively. We also implemented a non-qualified deferred compensation plan for certain employees whose contributions and the related employer matching contributions under the 401(k) plan are restricted under the Internal Revenue Code. The supplemental employer matching contributions under this plan charged to continuing operations during 2000, 1999 and 1998 were $71,000, $64,000 and $32,000, respectively.

NOTE 10:  COMMON STOCK, STOCK OPTIONS AND WARRANTS

    On May 11, 2000 our shareholders approved an amendment to our Certificate of Incorporation to increase the number of shares of common stock available for issuance by an additional 40,000,000 shares to a total of 60,000,000 shares.

    In 1989, our Board of Directors approved a Non-Qualified Stock Option Plan (the "Plan"). The Plan was amended in 1990. The Plan provides for the granting of options to certain employees and directors to purchase shares of our common stock at prices determined by our Board of Directors.

    In June 1993, our Board of Directors adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for the purchase of common stock by eligible employees. A total of 225,000 shares of common stock have been reserved for purchase under the Purchase Plan. The purchase price per share is 85% of the lower of (i) the fair market value of the common stock on the participant's entry date (first business day in January, April, July and October each year) into a purchase period (first business day in January and through the last business day in December each year) or (ii) the fair market value on the annual purchase date (the last business day in December each year). For a participant whose entry date is subsequent to the start date of the purchase period (first business day in January each year), the clause (i) value will not be less than the fair market value of the common stock on the start date of the purchase period. In 2000, 1999 and 1998, employees acquired 37,952 shares, 23,175 shares and 21,863 shares of our common stock, respectively, under the Purchase Plan. At December 31, 2000, 42,479 shares of our common stock were available for future purchases under the Purchase Plan.

    In June 1993, our Board of Directors also approved the 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"). A total of 4,700,000 shares of common stock have been reserved for issuance under this plan, which includes additional allocations approved by the stockholders of 750,000, 750,000, 525,000, 600,000 shares and 800,000 shares in May 1995, 1996, 1998, 1999 and
2000, respectively. The 1993 Plan is divided into three separate components:
(i) the Discretionary Option Grant Program under which key employees (including officers), certain non-employee directors and consultants may, at the discretion of the Plan Administrator, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of the fair market value of such shares on the grant date, (ii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to certain non-employee members of the Board to purchase shares of Common Stock at an exercise price equal to 100% of the fair market value of the option shares on the grant date, and (iii) the Stock Issuance Program under which key employees (including officers), certain non-employee and consultants may, in the Plan Administrator's discretion, be issued shares of Common Stock directly, either through the purchase of such shares at a price not less than 85% of their fair market value at

                                QRS CORPORATION

NOTE 10: COMMON STOCK, STOCK OPTIONS AND WARRANTS (CONTINUED) the time of issuance or as a bonus tied to the performance of services or our attainment of financial objectives, without any cash payment required of the recipient.

    All outstanding options under the 1993 Plan have been granted at fair market value on the date of grant and generally vest as follows: 25% of the option vests upon optionee's completion of one year of service measured from the grant date. The balance of the options vest in a series of thirty-six successive equal monthly installments upon optionee's completion of each month of service over the thirty-six month period. All options have a life of 10 years. Outstanding options granted under earlier plans were granted at fair market value or lesser values, and vest primarily over periods up to four years.

    In December 1997, our Board of Directors approved the 1997 Special Non-Officer Stock Option Plan, which permits us to grant options to purchase up to 225,000 shares of common stock. The persons eligible to receive options through this Plan are those employees who are neither our executive officers nor members of our Board of Directors. On February 15, 1999, our Board of Directors authorized an increase in the number of shares of common stock available for issuance under the 1997 Special Non-Officer Stock Option Plan from 225,000 shares to 450,000 shares, and on May 11, 2000, authorized an increase from 450,000 shares to 675,000 shares. At December 31, 2000, options to purchase approximately 364,234 shares of our common stock were available for future grants under the Plans.

    At December 16, 1999, the Tradeweave Board of Directors approved a Non-Qualified Stock Option Plan (the "Tradeweave Plan"). The Tradeweave Plan provides for the granting of options to certain employees, non-employees and non-employee directors to purchase shares of Tradeweave common stock at prices determined by Tradeweave's Board of Directors.

    A total of 4,000,000 shares of Tradeweave common stock have been reserved for issuance under this Plan. The Tradeweave Plan is divided into two separate components: (i) the Option Grant Program under which certain employees, certain non-employee directors and non-employees may, at the discretion of the Tradeweave Plan Administrator, be granted options to purchase shares of Tradeweave common stock at an exercise price not less than 85% of the fair market value of such shares on the grant date, if the person to whom the option is granted is a 10% shareholder, then the exercise price per share shall not be less than 110% of the fair market value per share of common stock on the option grant date, and (ii) the Stock Issuance Program under which certain employees, non-employee directors and non-employees may, at the Tradeweave Plan Administrator's discretion, be issued shares of Tradeweave common stock directly through the purchase of such shares at a price not less than 85% of their fair market value at the time of issuance, if the person to whom the option is granted is a 10% shareholder, then the exercise price per share shall not be less than 110% of the fair market value per share of common stock on the option grant date.

    All outstanding options under the Tradeweave Plan have been granted at fair market value on the date of grant and vest 25% upon optionee's completion of one year of service measured from the vesting commencement date. The balance of the options vest in a series of thirty-six successive equal monthly installments upon optionee's completion of each month of service over the thirty-six month period measured from the first anniversary of the vesting commencement date. At December 31, 2000, options to purchase approximately 519,497 shares of Tradeweave common stock were available for future grants under the Tradeweave Plan. However, this plan was assumed by us in connection with our merger with Tradeweave Inc. in February 2001. As part of the assumption, all outstanding options to

                                QRS CORPORATION

NOTE 10: COMMON STOCK, STOCK OPTIONS AND WARRANTS (CONTINUED) purchase Tradeweave common stock were converted into options to purchase QRS common stock based on an exchange ratio established in the merger agreement (See Notes 14 and 16).

    The following table shows the activity in our stock option plans excluding
Tradeweave:

                                                                          WEIGHTED AVERAGE
                                                              NUMBER OF       EXERCISE
                                                               OPTIONS         PRICE
                                                              ---------   ----------------
Balance, December 31, 1997 (480,870 exercisable at $12.24
  weighted average price per share).........................  1,962,722        $17.03
  Granted...................................................    698,025         19.77
  Exercised.................................................    (98,325)        10.73
  Canceled..................................................   (124,088)        22.15
                                                              ---------
Balance, December 31, 1998 (861,011 exercisable at $15.67
  weighted average price per share).........................  2,438,334         17.80
  Granted...................................................    734,865         53.45
  Exercised.................................................   (675,106)        15.26
  Canceled..................................................   (123,850)        19.96
                                                              ---------
Balance, December 31, 1999 (971,860 exercisable at $21.70
  weighted average price per share).........................  2,374,243         29.45
  Granted...................................................  1,361,489         42.92
  Exercised.................................................   (312,919)        17.72
  Canceled..................................................   (328,133)        38.57
                                                              ---------
Balance, December 31, 2000 (1,456,618 exercisable at $28.30
  weighted average price per share).........................  3,094,680        $35.91
                                                              =========

    The weighted average fair value of options granted during 2000, 1999 and 1998 was $32.25, $24.96 and $9.08, respectively.

                                QRS CORPORATION

NOTE 10:  COMMON STOCK, STOCK OPTIONS AND WARRANTS (CONTINUED)
    The status of options outstanding as of December 31, 2000, excluding the Tradeweave Plan is summarized as follows:

                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
- ------------------------------------------------------------------   ----------------------------
                                       WEIGHTED
                                        AVERAGE
                                       REMAINING       WEIGHTED                       WEIGHTED
      RANGE OF            NUMBER      CONTRACTUAL      AVERAGE         NUMBER         AVERAGE
   EXERCISE PRICES      OUTSTANDING      LIFE       EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
- ---------------------   -----------   -----------   --------------   -----------   --------------
    $   0.15-0.15            9,554        9.2           $  0.15           9,554        $  0.15
        3.07-3.50           13,595        3.3              3.43          13,092           3.44
        6.00-8.28           36,063        6.9              7.14          17,063           6.89
       9.42-13.44          256,152        6.2             11.47         205,340          11.07
      14.58-21.25        1,099,612        6.4             18.81         720,058          19.64
      23.71-32.50          665,149        8.5             28.93         141,705          27.27
      36.67-54.88          422,155        8.6             47.55         193,956          43.81
      63.56-85.48          373,600        8.3             68.85          97,414          64.35
     96.00-104.75          218,800        9.0            101.37          58,436         103.00
                         ---------        ---           -------       ---------        -------
    $ 0.15-104.75        3,094,680        7.5           $ 35.91       1,456,618        $ 28.30
                         =========        ===           =======       =========        =======

    The following table shows the activity in the Tradeweave Plan:

                                                              NUMBER OF    WEIGHTED AVERAGE
                                                               OPTIONS      EXERCISE PRICE
                                                              ----------   ----------------
Balance, December 31, 1998..................................          --
  Granted...................................................   2,167,000        $0.25
  Exercised.................................................          --
  Canceled..................................................          --
                                                              ----------        -----
Balance, December 31, 1999 (1,602,000 exercisable at $0.25
  weighted average price per share).........................   2,167,000         0.25
  Granted...................................................   1,854,003         1.00
  Exercised.................................................  (1,683,503)        0.33
  Canceled..................................................    (540,500)        0.62
                                                              ----------        -----
Balance, December 31, 2000 (1,008,139 exercisable at $0.97
  weighted average price per share).........................   1,797,000        $0.84
                                                              ==========        =====

    The weighted average fair value of options granted during 2000 and 1999 was $0.09 and $0.02, respectively.

                                QRS CORPORATION

NOTE 10:  COMMON STOCK, STOCK OPTIONS AND WARRANTS (CONTINUED)
    The status of options outstanding as of December 31, 2000 for the Tradeweave Plan is summarized as follows:

                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
- ------------------------------------------------------------------   ----------------------------
                                       WEIGHTED
                                        AVERAGE
                                       REMAINING       WEIGHTED                       WEIGHTED
      RANGE OF            NUMBER      CONTRACTUAL      AVERAGE         NUMBER         AVERAGE
   EXERCISE PRICES      OUTSTANDING      LIFE       EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
- ---------------------   -----------   -----------   --------------   -----------   --------------
      $    0.25            588,000         9.0           $0.25          215,139         $0.25
           0.63             90,000         9.5            0.63               --          0.63
           1.17          1,119,000         9.5            1.17          793,000          1.17
                         ---------        ----           -----        ---------         -----
     $0.25-1.17          1,797,000        9.25           $0.84        1,008,139         $0.84
                         =========        ====           =====        =========         =====

    We apply APB Opinion 25 and related Interpretations in accounting for our employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for our stock-based plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, our net earnings (loss) and net earnings (loss) per share would have been decreased to the pro forma amounts indicated in the following table. As 1996 was the initial phase-in period for applying this Statement, the pro forma results indicated are not necessarily representative of the effects on pro forma disclosures of net earnings (loss) for future periods as they exclude options that were granted prior to January 1, 1995, with vesting periods in 1995 and later.

                                                                 YEARS ENDED DECEMBER 31,
                                                                  (IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
NET EARNINGS (LOSS)
As reported.................................................  $(42,377)  $14,919    $12,050
                                                              ========   =======    =======
Pro forma...................................................  $(55,575)  $ 9,268    $ 9,145
                                                              ========   =======    =======

BASIC EARNINGS (LOSS) PER SHARE
As reported.................................................  $  (2.92)  $  1.12    $  0.94
                                                              ========   =======    =======
Pro forma...................................................  $  (3.83)  $  0.70    $  0.71
                                                              ========   =======    =======

DILUTED EARNINGS (LOSS) PER SHARE
As reported.................................................  $  (2.92)  $  1.05    $  0.91
                                                              ========   =======    =======
Pro forma...................................................  $  (3.83)  $  0.65    $  0.69
                                                              ========   =======    =======

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 2000, 1999 and 1998 under the 1993 Plan and for purchases made in 2000, 1999 and 1998 under the Employee Stock Purchase
Plan: risk-free interest rates are 6.30% in 2000, 5.49% in 1999 and 4.59% in 1998; expected volatility is 88.82% in 2000 (0% for the Tradeweave Plan), 58.72% in 1999 (0% for the Tradeweave Plan), 56.3% in 1998; expected lives in all years are 12 to 18 months beyond each

                                QRS CORPORATION

NOTE 10: COMMON STOCK, STOCK OPTIONS AND WARRANTS (CONTINUED) incremental vesting period (total life of 2 to 5.5 years, depending upon each grant's individual vesting schedule). No dividends are assumed for any plan in any year.

    Warrants issued in connection with a line of credit to purchase 10,134 shares of common stock at $12.33 were outstanding at December 31, 2000. These warrants, which are exercisable, expire upon 30-day notification of the warrant holder. During 1999, warrants issued in connection with the public offering to purchase 15,000 shares of common stock were exercised.

NOTE 11:  TREASURY STOCK

    On April 22, 1997, we announced that our Board of Directors has authorized the repurchase from time to time of up to $5 million of its common stock in both open market and block transactions. Our Board of Directors authorized a $5 million increase in this repurchase amount on October 16, 1998, and an additional increase of $5 million on May 4, 2000 for a total of $15 million. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of its Common Stock at any time that management determines additional purchases are not warranted. We have repurchased 288,825 shares of our common stock since the inception of the buyback program; of which 198,000 shares were repurchased during 2000 for $5,004,000; 88,875 shares were repurchased during 1998 for $1,837,000; and 1,950 shares were repurchased during 1997 for $35,000. During the third quarter of 1998, we reissued 52,500 shares of treasury stock valued at $802,000 in connection with the acquisition of businesses. On July 23, 1999, we reissued 11,000 shares of treasury stock valued at $571,000 in connection with the acquisition of RDS (See Note 5).

NOTE 12:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                    2000 QUARTERLY
                                               --------------------------------------------------------
                                                QUARTER    QUARTER     QUARTER    QUARTER
                                                 ENDED      ENDED       ENDED      ENDED     YEAR ENDED
                                               MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,    DEC. 31,
IN THOUSANDS, EXCEPT PER SHARE DATA              2000        2000       2000        2000        2000
- -----------------------------------            ---------   --------   ---------   --------   ----------
Revenues.....................................  $ 35,110    $36,491     $37,919    $33,971     $143,491
Gross profit.................................    16,079     15,586      14,828      7,953       54,446
Net loss.....................................   (17,779)    (5,173)     (1,734)    (9,727)     (42,377)
Basic loss per share.........................     (1.26)     (0.35)      (0.12)     (0.67)       (2.92)
Diluted loss per share.......................     (1.26)     (0.35)      (0.12)     (0.67)       (2.92)

                                                                    1999 QUARTERLY
                                               --------------------------------------------------------
                                                QUARTER    QUARTER     QUARTER    QUARTER
                                                 ENDED      ENDED       ENDED      ENDED     YEAR ENDED
                                               MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,    DEC. 31,
IN THOUSANDS, EXCEPT PER SHARE DATA              1999        1999       1999        1999        1999
- -----------------------------------            ---------   --------   ---------   --------   ----------
Revenues.....................................  $ 29,344    $29,540     $32,389    $33,432     $124,705
Gross profit.................................    14,326     14,688      16,171     16,574       61,759
Net earnings.................................     3,621      3,920       3,662      3,715       14,919
Basic earnings per share.....................      0.28       0.30        0.27       0.27         1.12
Diluted earnings per share...................      0.26       0.28        0.26       0.26         1.05

                                QRS CORPORATION

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

    The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Shares used to compute basic EPS.........................  14,523,864   13,321,567   12,812,049

Add: Effect of dilutive securities.......................          --      845,565      475,370
                                                           ----------   ----------   ----------

Shares used to compute diluted EPS.......................  14,523,864   14,167,132   13,287,419
                                                           ==========   ==========   ==========

    Dilutive potential shares for the year ended December 31, 2000 were 544,611 shares and have been excluded from the shares used in calculating diluted loss per share because their effect is antidilutive.

NOTE 14:  RELATED PARTY TRANSACTIONS

    On November 30, 1999, we entered into a Common Stock Purchase Agreement (the "Common Stock Agreement") with Tradeweave, our subsidiary, Peter R. Johnson, Chairman of our Board of Directors, and Garth Saloner, a member of our Board of Directors and Chairman of the Compensation Committee of our Board of Directors. Under the terms of the Common Stock Agreement, during 1999, Tradeweave issued 1,520,000 shares of its common stock to Peter R. Johnson for $380,000 in cash, 480,000 shares of its common stock to Garth Saloner for $120,000 in cash, and an additional 17,999,800 shares of its common stock to QRS for $4,499,950 in cash (for a total of 18,000,000 shares of Common Stock owned by QRS). During 2000, Tradeweave issued 400,000 shares of its common stock to Peter R. Johnson for $100,000 in cash and 1,141,000 shares of its common stock to various Tradeweave employees for $285,250 in cash pursuant to exercises of Tradeweave stock options. On September 30, 2000, Tradeweave issued 142,503 shares of its common stock valued at $1.17 per share (as determined by an independent appraisal) to Peter R. Johnson for services provided to Tradeweave.

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

    Each share of Series A preferred stock is convertible into one share of Tradeweave common stock at the option of the holder, subject to certain antidilution provisions. The holders of the preferred stock receive a preference in liquidation. A merger, acquisition, sale of voting control or sale of substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation. The

                                QRS CORPORATION

NOTE 14:  RELATED PARTY TRANSACTIONS (CONTINUED)
holders of the Series A preferred stock are entitled to receive noncumulative dividends in preference to any dividend on Tradeweave's common stock at the rate of 8% of the original purchase price per annum, when and as declared by Tradeweave's Board of Directors. In addition, the holders of the Series A preferred stock are entitled to participate pro rata in any dividends paid on Tradeweave's common stock on an as-if-converted basis.

    On June 30, 2000, the Tradeweave Board of Directors authorized a four-for-one split of its common stock for its stockholders of record at June 30, 2000, and adjusted the conversion price of the Series A preferred stock accordingly. All Tradeweave share amounts have been restated to retroactively reflect the stock split on a common share equivalent basis.

    As of December 31, 2000, we owned 84.1% of the outstanding stock of Tradeweave. We subsequently acquired the remaining stock of Tradeweave not previously held by us (See Note 16).

NOTE 15:  SEGMENT INFORMATION

    Our services are marketed as a comprehensive suite of electronic commerce offerings and are designed to function most powerfully in unison. ECommerce and Content Services provide a comprehensive solution for retailers and their trading partners to collaborate and exchange critical business documents and information electronically. Application Services enable companies to purchase or access, over the internet or a proprietary network, software applications to support their operations. Marketplace Services offered by our subsidiary Tradeweave in 2000 provides customers set-price trading and auctions for the disposition of surplus and markdown apparel merchandise, vendor showroom, and collaborative assortment planning, and commenced planning and developmental activities in the latter half of 1999. Although the Tradeweave Marketplace Service offering is integrated with other QRS products, Tradeweave was established as a start-up and separate legal entity in order to minimize the time to launch this service. Management evaluated its performance separately from the other QRS products in 1999 and 2000. During 1999, Tradeweave was in a development stage and its service offering was launched in mid-January 2000.

    Accordingly, we classify our business interests into three reportable segments: ECommerce and Content Services, Application Services and Marketplace Services. We evaluate performance and allocate resources based on revenues and operating earnings (loss), which includes allocated corporate general and administrative expenses, sales and marketing expenses and customer support and information delivery expenses. Unallocated assets include corporate cash and cash equivalents, marketable securities available-for-sale, accounts receivable, income taxes receivable, prepaid expenses and other assets, the net book value of corporate facilities and related information systems, deferred income tax assets and other corporate long-lived assets.

                                QRS CORPORATION

NOTE 15:  SEGMENT INFORMATION (CONTINUED)
    Financial information for our business segments for the years ended December 31, 2000 and 1999 is as follows (in thousands):

Year Ended December 31, 2000:

                                                 ECOMMERCE AND     APPLICATION   MARKETPLACE
                                                CONTENT SERVICES    SERVICES      SERVICES      TOTAL
                                                ----------------   -----------   -----------   --------
Revenues......................................      $131,131        $ 12,311       $     49    $143,491
Operating earnings (loss).....................         7,814         (46,831)       (14,469)    (53,486)
Total assets..................................        37,401         116,399          5,673     159,473
Amortization of intangible assets.............         7,313          17,710             --      25,023
In-process research and development...........            --          17,880             --      17,880

Reconciliation to QRS as Reported:

Assets:
Total reportable segments...................................  $159,473
Unallocated amounts:
  Cash and cash equivalents.................................    15,372
  Marketable securities available-for-sale..................    12,261
  Accounts receivable, net..................................    27,292
  Prepaid expenses and other................................     2,959
  Income taxes receivable...................................     3,228
  Property and equipment, net...............................    22,373
  Deferred income tax assets................................     1,666
  Other assets..............................................     3,496
                                                              --------
Total assets as reported....................................  $248,120
                                                              ========

                                QRS CORPORATION

NOTE 15:  SEGMENT INFORMATION (CONTINUED)
    Year Ended December 31, 1999(1):

                                                 ECOMMERCE AND     APPLICATION   MARKETPLACE
                                                CONTENT SERVICES    SERVICES      SERVICES      TOTAL
                                                ----------------   -----------   -----------   --------
Revenues......................................      $121,412         $3,293        $    --     $124,705
Operating earnings (loss).....................        31,328         (8,016)        (2,436)      20,876
Total assets..................................        23,455          1,547          3,844       28,846
Amortization of intangible assets.............         1,352            644             --        1,996
In-process research and development...........           963             --             --          963


Reconciliation to QRS as Reported:

Assets:
Total reportable segments...................................  $ 28,846
Unallocated amounts:
  Cash and cash equivalents.................................    34,412
  Marketable securities available-for-sale..................    12,895
  Accounts receivable, net..................................    25,964
  Prepaid expenses and other................................     2,848
  Income taxes receivable...................................     4,726
  Property and equipment, net...............................    13,823
  Deferred income tax assets................................     1,975
  Other assets..............................................     1,466
                                                              --------
Total assets as reported....................................  $126,955
                                                              ========

- ------------------------

(1) In order to provide comparative annual segment information, the previously reported segment information for the year ended December 31, 1999 has been restated.

NOTE 16:  SUBSEQUENT EVENTS (UNAUDITED)

    On February 9, 2001, we acquired the outstanding capital stock not previously held by us in our subsidiary, Tradeweave, Inc. (Tradeweave), under a merger agreement (the "Tradeweave Merger Agreement"). Under the Merger Agreement, we agreed to issue 334,774 shares of our common stock for 4,347,711 shares of Tradeweave common stock and preferred stock held by Peter R. Johnson, Chairman of the Company's Board of Directors; Garth Saloner, a member of the Board of the Company's Board of Directors; and certain Tradeweave employees who held shares pursuant to the exercises of Tradeweave stock options. Additionally, we assumed the outstanding stock options under the Tradeweave Non-Qualified Stock Option Plan, which will be convertible to options to purchase 138,369 shares of our common stock. We also issued warrants to purchase 140,000 shares of QRS common stock at a price of $11.0625 per share to Mr. Johnson and Mr. Saloner. The right to purchase such shares vests over a four-year period in equal annual installments. The warrants expire on January 31, 2005. We intend to account for this merger as a purchase transaction.

    Effective January 1, 2001, we amended our agreement with IBM to eliminate existing volume commitments and penalties for failure to meet usage requirements. IBM waived all penalty charges

                                QRS CORPORATION

NOTE 16: SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED) incurred by us under the prior agreement. Under the amendment, we agreed to purchase a certain amount of network services for a fixed fee over a two year period ending December 31, 2002. If our usage of the network services exceeds the specified usage volume, we will pay an incremental fee for such excess usage based on a schedule of charges. The amended agreement also allows for the purchasing of additional/other services at a discounted rate, with no volume commitments or penalties. As part of the amendment, we also terminated the Retail Management Agreement between IBM and us.

    On December 19, 2000, our Compensation Committee approved the implementation of a restricted share award program pursuant to the stock issuance provisions of the 1993 Plan. Under the terms of the program, each officer (from Vice President level and up) was given the opportunity to surrender his or her outstanding options under such Plan with exercise prices of more than $15.00 per share in return for restricted share award at an exchange ratio of three option shares surrendered for every one share of common stock awarded under the restricted share program. When the restricted share awards were made under the program on January 3, 2001, the fair market value of the Company's common stock was $13.69 per share. The executive officers surrendered options covering a total of 875,126 shares of the Company's common stock with a weighted average exercise price of $41.88 per share in return for an aggregate of 291,709 shares of common stock subject to their restricted share awards. The shares subject to each such award will be issued in a series of six successive equal semi-annual installments upon the individual's completion of each successive six months of continued employment with the Company. The first vesting date will occur on April 30, 2001. The shares will be fully-vested upon issuance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in this Part III, Item 10 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended December 31, 2000, with the Securities and Exchange Commission, its Proxy Statement, which shall contain, under the caption "Election of Directors and Management," the information required by this item.

ITEM 11. EXECUTIVE COMPENSATION

    Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in this Part III, Item 11 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended December 31, 2000, with the Securities and Exchange Commission, its Proxy Statement, which shall contain, under the caption "Executive Compensation and Other Information," the information required by this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in this Part III, Item 12 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended December 31, 2000, with the Securities and Exchange Commission, its Proxy Statement, which shall contain, under the caption "Security Ownership Of Certain Beneficial Owners and Management," the information required by this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in this Part III, Item 13 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended December 31, 2000, with the Securities and Exchange Commission, its Proxy Statement, which shall contain, under the caption "Certain Relationships and Related Transactions" the information required by this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed or incorporated by reference as part of this Form 10-K:

(a) ITEMS FILED AS PART OF REPORT:

       1.  FINANCIAL STATEMENTS
          Independent Accountants'/Auditors' Report
          Consolidated Balance Sheets
          Consolidated Statements of Operations and Comprehensive
            Earnings (Loss)
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

       2.  FINANCIAL STATEMENT SCHEDULES
          All schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

          None

(c) EXHIBITS

NO.                                             DESCRIPTION
- ---                     ------------------------------------------------------------
          2.1           Agreement and Plan of Merger of QuickResponse Delaware, Inc.
                        and QuickResponse Services, Inc.*****

          3.1           Certification of Incorporation of the Company.*****

          3.2           Certificate of Correction of Certificate of Incorporation of
                        the Company.*****

          3.3           Bylaws of the Company.*****

          3.4           Certificate of Amendment of Certificate of Incorporation of
                        the Company.*******

          4.1           Specimen of Common Stock Certificate of the Registrant.*

         10.1 1993 Stock Option/Stock Insurance Plan and forms of agreement thereunder.*

         10.2           Employee Stock Purchase Plan.*

         10.3           Form of 1990 Nonqualified Stock Option Agreement.*

         10.4           Reserved.

         10.5           Reserved.

         10.6           Form of Indemnification Agreement.*

         10.7           Lease Agreement dated April 27, 1990 between the Registrant and Schooner Drive Associates, a California Limited
                        Partnership.*

         10.8           Reserved.

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
                        Machines Corporation.*

NO.                                             DESCRIPTION
- ---                     ------------------------------------------------------------
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

        10.20           Reserved.

        10.22           Reserved.

        10.23           Reserved.

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

        10.32           Pledge Agreement dated as of May 20, 1993 between the
                        Registrant and International Business Machines Corporation.*

        10.33 Agreement dated as of July 13, 1993 between the Registrant and International Business Machines Corporation.*

        10.34           #  Advantis Industry Remarketer Agreement dated as of
                        January 6, 1994 between Advantis and the Registrant.**

        10.35           Uniquest Forbearance Agreement between Uniquest Incorporated and the Registrant.**

NO.                                             DESCRIPTION
- ---                     ------------------------------------------------------------
        10.36           #  International Remarketer Agreement dated as of November
                        11, 1996 between Advantis and the Registrant.***

        10.37           Reserved.

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

        10.41           Reserved.

        10.42           Reserved.

        10.43           Reserved.

        10.44 # Business Partner Agreement dated December 31, 1997 between Registrant and International Business Machines
                           Corporation.*****

        10.45           1997 Non-Officer Stock Plan.*****

        10.46           Non-qualified Deferred Compensation Plan.*****

        10.47           Reserved.

        10.48           Reserved.

        10.49           Fifth Amendment, dated November 20, 1998, to Lease Agreement between the Registrant and Marina Westshore Partners,
                        LLC.*******

        10.50           Lease Agreement, dated, May 15, 1998, between the Registrant and Marina Westshore Partners, LLC.*******

        10.51           First Amendment, dated November 20, 1998, between the
                        Registrant and Marina Westshore Partners, LLC.*******

        10.52           Lease Agreement, dated November 20, 1998, between the
                        Registrant and Marina Bay Partners.*******

        10.53           #  Letter Amendment to International Business Partner
                        Agreement and Change Authorization to Retail Management
                           Agreement dated August 31, 1999 between Registrant and
                           International Business Machines Corporation.******

        10.54           ## Letter Amendment No. 2, dated February 16, 2001, between
                        Registrant and International Business Machines Corporation.

        10.55           ##  Employment Agreement as of April 2, 2001, between the
                            Registrant and John Simon.

        10.56           Employment Agreement as of January 23, 2001, between the
                        Registrant and Candy Smith.

        10.57           Employment Agreement as of January 30, 2001, between the
                        Registrant and Sean Salehi.

        10.58           Employment Agreement as of January 30, 2001, between the
                        Registrant and Mark Self.

        10.59           Restricted Share Award Program.

        10.60           Tradeweave, Inc. 1999 Stock Option/Stock Issuance Plan.

        10.61           Tradeweave, Inc. Form of Stock Issuance Agreement.

        10.62           Tradeweave, Inc. Form of Notice of Grant of Stock Option and
                        Stock Option Agreement.

         21.1           Subsidiaries of the Registrant

NO.                                             DESCRIPTION
- ---                     ------------------------------------------------------------
         23.1           Consent of PricewaterhouseCoopers LLP, Independent
                        Accountants

         23.2           Consent of Deloitte & Touche LLP, Independent Auditors.

         24.1           Power of Attorney (see page 44).

- ------------------------


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

******* Incorporated by reference to Exhibit of same number filed with the Registrant's Annual Report of Form 10-K for the year ended December 31, 1999.

# Confidential treatment has been granted with respect to portions of this document.

## Confidential treatment has been requested with respect to portions of this document.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the
undersigned, thereunto duly authorized, on this   day of March 2001.


                                                       QRS CORPORATION
                                                       /s/ Samuel M. Hedgpeth III
                                                       ------------------------------------
                                                       Samuel M. Hedgpeth III
                                                       CHIEF FINANCIAL OFFICER

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby appoints SAMUEL M. HEDGPETH III, acting alone, his true and lawful attorney-in-fact with authority to execute in the name of each person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2000 necessary or advisable to enable QRS Corporation to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended December 31, 2000 has been signed by the following persons in the capacities indicated and on the dates indicated.

                  SIGNATURE                                                                DATE
                  ---------                                                                ----
              /s/ JOHN S. SIMON
    ------------------------------------       Chief Executive Officer and Director   March 31, 2001
                John S. Simon

            /s/ PETER R. JOHNSON
    ------------------------------------       Chairman of the Board of Directors     March 31, 2001
              Peter R. Johnson

             /s/ TANIA AMOCHAEV
    ------------------------------------       Director                               March 31, 2001
               Tania Amochaev

              /s/ DAVID A. COLE
    ------------------------------------       Director                               March 31, 2001
                David A. Cole

             /s/ JOHN P. DOUGALL
    ------------------------------------       Director                               March 31, 2001
               John P. Dougall

              /s/ GARTH SALONER
    ------------------------------------       Director                               March 31, 2001
                Garth Saloner

             /s/ PHILIP SCHLEIN
    ------------------------------------       Director                               March 31, 2001
               Philip Schlein

            /s/ GAREN K. STAGLIN
    ------------------------------------       Director                               March 31, 2001
              Garen K. Staglin