Form 10-Q
period 2001-03-31
QRS CORP
filed 2001-05-15
CIK 906551

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-21958

QRS Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0102251 (I.R.S. Employer Identification No.)
1400 Marina Way South, Richmond, CA (Address of principal executive offices)	94804 (Zip code)

(510) 215-5000
(Registrant's phone number, including area code)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of May 9, 2001, was 15,496,090.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

QRS CORPORATION
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QRS Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$27,040	$15,372
Marketable securities available-for-sale	—	10,090
Accounts receivable-net of allowance for doubtful accounts of $2,003 at March 31, 2001 and $2,072 at December 31, 2000	25,863	27,292
Deferred income tax assets	1,666	1,666
Prepaid expenses and other	2,659	2,959
Income taxes receivable	3,228	3,228

Total current assets	60,456	60,607

Property and equipment:
Furniture and fixtures	4,043	3,836
Equipment	24,339	23,849
Leasehold improvements	5,889	5,648

	34,271	33,333
Accumulated depreciation and amortization	(12,676)	(10,960)

Total	21,595	22,373

Marketable securities available-for-sale	—	2,171
Capitalized service and product development costs—net of accumulated amortization of $9,571 at March 31, 2001 and $8,515 at December 31, 2000	8,725	9,021
Intangible assets (including goodwill)—net of accumulated amortization of $34,443 at March 31, 2001 and 27,244 at December 31, 2000	152,239	150,452
Other assets	2,456	3,496

Total assets	$245,471	$248,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,653	$7,823
Accrued incentive	886	1,481
Accrued vacation	2,282	2,259
Deferred acquisition payments	2,500	3,600
Accrued transaction costs related to acquisition	1,310	1,700
Deferred revenue	2,584	3,138
Other accrued liabilities	5,811	4,710

Total current liabilities	24,026	24,711
Deferred income taxes	7,534	7,678
Deferred acquisition payments	2,500	2,500
Deferred rent and other	2,171	2,141

Total liabilities	36,231	37,030

Stockholders' equity:
Preferred stock—$.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$.001 par value; 60,000,000 shares authorized; 15,625,724 shares issued and 15,400,399 shares outstanding at March 31, 2001; and 15,281,111 shares issued and 14,663,015 shares outstanding at December 31, 2000	250,809	240,968
Deferred compensation	(2,830)	—
Treasury stock; 225,325 shares at March 31, 2001 and December 31, 2000	(5,530)	(5,530)
Accumulated other comprehensive gain—unrealized gain on investments	18	124
Accumulated deficit	(33,227)	(24,472)

Total Stockholders' equity	209,240	211,090

Total liabilities and Stockholders' equity	$245,471	$248,120

See notes to condensed consolidated financial statements.

QRS Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2001 and 2000
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Revenues	$35,766	$35,110
Cost of revenues	21,232	19,031

Gross profit	14,534	16,079

Operating expenses:
Sales and marketing	8,347	6,914
Service and product development	3,267	1,959
General and administrative	6,016	4,579
Amortization of intangible assets (including goodwill)	7,199	3,657
In-process research and development	—	17,880

Total operating expenses	24,829	34,989

Operating loss	(10,295)	(18,910)
Interest income	370	397

Loss before income taxes and minority interest	(9,925)	(18,513)
Income tax benefit	(1,170)	(539)
Minority interest in subsidiary	—	(195)

Net loss	(8,755)	(17,779)
Other comprehensive loss—
Unrealized loss from marketable securities available-for-sale	(106)	(19)

Total comprehensive loss	$(8,861)	$(17,798)

Basic loss per share	$(0.58)	$(1.26)

Shares used to compute basic loss per share	15,076,042	14,125,162

Diluted loss per share	$(0.58)	$(1.26)

Shares used to compute diluted loss per share	15,076,042	14,125,162

See notes to condensed consolidated financial statements.

QRS Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2001 and 2000
(Dollars in thousands) (Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(8,755)	$(17,779)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,130	5,726
Loss from disposal of property and equipment	—	39
Stock-based compensation	699	—
In-process research and development	—	17,880
Minority interest in subsidiary	—	(195)
Provision for allowance for doubtful accounts	437	919
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	992	2,813
Prepaid expenses and other	300	266
Income taxes receivable	—	(925)
Deferred income taxes	(1,172)	377
Accounts payable	830	(5,995)
Deferred revenue	(714)	151
Other accrued liabilities	529	(675)
Deferred rent and other	190	378

Net cash provided by operating activities	3,466	2,980

Cash flows from investing activities:
Sales of marketable securities available-for-sale	11,330	5,770
Purchases of marketable securities available-for-sale	—	(3,752)
Purchase of property and equipment	(1,057)	(3,398)
Capitalization of service and product development costs	(760)	(1,966)
Acquisition of businesses, net of cash of cash acquired	—	(4,270)
Other assets	125	546
Payment of deferred acquisition payments	(1,000)	(2,000)
Payment of transaction costs related to acquisitions	(440)	—

Net cash provided by (used in) investing activities	8,198	(9,070)

Cash flows from financing activities:
Exercise of stock options	4	5,206
Contributions from minority interest	—	283

Net cash provided by financing activities	4	5,489

Net increase (decrease) in cash and cash equivalents	11,668	(601)
Cash and cash equivalents at beginning of period	15,372	34,412

Cash and cash equivalents at end of period	$27,040	$33,811

Other cash flow information:
Taxes paid during the period	$35	$9

Noncash financing activities:
Tax benefit from stock options exercised	$45	$7,309
Deferred acquisition payments	—	5,000
Fair value of common stock issued	3,847	131,177
Fair value of stock options assumed	1,044	9,367
Fair value of warrants issued	1,372	—
Fair value of restricted stock awarded	3,927	—
Unrealized loss on investments	(106)	(19)
On February 9, 2001, we acquired the outstanding capital stock not previously held by us in our subsidiary, Tradeweave, Inc. On March 10, 2000, we acquired substantially all the assets of RockPort Trade Systems, Inc. and on January 21, 2000, we acquired the outstanding capital stock of Image Info Inc. The purchase prices were allocated, as follows:
Working capital, other than cash	$(1,750)	$(4,929)
Property and equipment	—	539
Other assets	—	97
Goodwill	5,471	107,911
Other intangible assets	3,556	46,476
In-process research and development	—	17,880
Other non-current liabilities	—	(5,295)
Fair value of stock options assumed	(1,044)	(9,367)
Intrinsic value of unvested stock options assumed	59	—
Fair value of warrants issued	(1,372)	—
Deferred income taxes	(1,073)	(17,865)
Less: Common stock issued in connection with acquisitions	(3,847)	(131,177)

Acquisitions, net of cash acquired of $0 and $730 and fair value of common stock issued	$—	$4,270

See notes to condensed consolidated financial statements.

QRS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  GENERAL

    We market our products and services as a comprehensive family known as the "QRS Tradeweave Retail Network" that provides customers with a single integrated source for implementing collaborative B2B ecommerce solutions. The QRS Tradeweave Retail Network consists of the Tradeweave Message Exchange, which provides the crucial infrastructure that allows retailers and their trading partners to exchange critical business documents and information electronically; Tradeweave Business Intelligence (comprised of Tradeweave Product Catalog, Tradeweave Sales and Inventory Analysis, and Tradeweave Retail Intelligence Services) which enables our customers to leverage important product and consumer information in their strategic and tactical decision making process; Tradeweave Collaboration and Commerce Platform (comprised of Tradeweave Sourcing, Tradeweave Merchandising and Tradeweave Logistics), which offers our customers a unified system to source, merchandise, conduct commerce and track product information; and Tradeweave Services (comprised of Tradeweave Digital Photography, Tradeweave Professional Services, and Tradeweave Tags and Label Services), which encompasses solutions consulting, digital imaging and merchandise tagging solutions. (See Note 8).

    We have prepared the condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 2000 is derived from our audited consolidated financial statements as of that date.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

    The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results anticipated for the full year.

    Certain reclassifications have been made to the 2000 amounts to conform to the 2001 presentation.

2.  ACQUISITIONS

    On February 9, 2001, we acquired the outstanding capital stock not previously held by us in our subsidiary, Tradeweave, Inc. (Tradeweave), under a merger agreement. The total acquisition cost was $8.0 million, comprised of 334,774 shares of our common stock valued at $3.8 million (calculated based on the average of the share price three days prior to the announcement of the acquisition on February 9, 2001 and three days after this date) for 4,347,711 shares of Tradeweave common stock and preferred stock held by Peter R. Johnson, Chairman of our Board of Directors, Garth Saloner,

a member of our Board of Directors and certain Tradeweave employees who held shares pursuant to the exercises of Tradeweave stock options; transaction costs of approximately $1.8 million; and the fair value of employee options assumed of $1.0 million and the fair value of warrants issued to investors of $1.4 million.

    We assumed the outstanding stock options under the Tradeweave Non-Qualified Stock Option Plan, which were converted to stock options to purchase 138,369 shares of our common stock. The fair value of the stock options assumed was $1.0 million determined using the Black-Scholes method. Additionally, we issued warrants to purchase 140,000 shares our common stock at a price of $11.0625 per share with a fair value of $1.4 million (determined using the Black-Scholes method) to Mr. Johnson and Mr. Saloner. The warrants become exercisable in equal amounts over a four year period and expire on January 31, 2005. The intrinsic value of unvested stock options assumed has been included in the financial statements as deferred compensation and is amortized over the remaining vesting period. The acquisition was accounted for as a purchase transaction.

    The purchase price has been allocated to the acquired assets on the basis of their estimated fair values as of the date of acquisition, as determined by an independent appraisal. The amount allocated to intangible assets is being amortized on a straight-line basis over estimated useful lives of three to seven years. The financial statements reflect the preliminary allocation of the purchase price, as estimates of certain direct costs and liabilities associated with the transaction have not yet been finalized. The fair value of the assets acquired, based on the preliminary allocation of the purchase price, is summarized as follows (in thousands):

Fair value of common stock issued	$3,847
Fair value of stock options assumed	1,044
Fair value of warrants issued	1,372
Transaction costs	1,750

Total purchase price	$8,013

Preliminary allocation of purchase price:
Goodwill	$5,471
Current technology	1,523
Trademark	821
Fair value of other intangible assets	877
Assembled workforce	335
Intrinsic value of unvested options assumed	59
Deferred income taxes	(1,073)

Total allocation of purchase price	$8,013

    In conjunction with the Rockport Trade Systems, Inc. (Rockport) and Image Info, Inc. (Image Info) acquisitions in 2000, we recorded in-process research and development charges of $17.9 million reflecting ongoing projects at the time of acquisition. The Rockport and Image Info projects included in in-process research and development have been completed, and the actual costs were in line with estimates.

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

    The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

	Three Months Ended March 31,
	2001	2000
Shares used to compute basic EPS	15,076,042	14,125,162
Add: effect of dilutive securities	—	—

Shares used to compute diluted EPS	15,076,042	14,125,162

    Dilutive potential shares for the quarters ended March 31, 2001 and 2000 were 242,249 shares and 924,948 shares, respectively and have been excluded from the shares used in calculating diluted loss per share because their effect is antidilutive.

4.  DERIVATIVE INSTUMENTS AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, is effective for fiscal years beginning after June 15, 2000. We adopted SFAS No. 133, effective January 1, 2001 and the adoption of the Statement had no material effect on our financial position or results of operations.

5.  INCOME TAXES

    We recorded an income tax benefit of $1.2 million and $539,000 for the first quarters of 2001 and 2000, respectively, which reflects the non-deductibility of purchase accounting amounts related to the acquisitions of RockPort and Image Info.

6.  COMMON STOCK AND STOCK OPTIONS

    On December 19, 2000, our Compensation Committee approved the implementation of a restricted share award program pursuant to the stock issuance provisions of the 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"). Under the terms of the program, each officer (from Vice President level and up) was given the opportunity to surrender his or her outstanding options under the 1993 Plan with an exercise price of more than $15.00 per share in return for a restricted share award at an exchange ratio of three option shares surrendered for every one share of common stock awarded under the restricted share program. When the restricted share awards were made under the program on January 3, 2001, the fair market value of our common stock was $13.69 per share. The executive officers surrendered options covering a total of 875,126 shares of our common stock with a weighted average exercise price of $41.88 per share in return for an aggregate of 286,876 shares of our common stock subject to their restricted share awards. The shares subject to each such award will be issued in a series of six successive equal semi-annual installments upon the individuals' completion of each successful six months of continued employment with us. The shares are fully vested upon their issuance, and on April 30, 2001, we issued 95,691 shares of our common stock under the program.

    The fair value of the 286,876 shares awarded was $3.9 million at January 3, 2001, and has been included in the financial statements as deferred compensation, and is being amortized ratably over the remaining vesting period. During the three-month period ended March 31, 2001, shares subject to accelerated vesting and cancellation were 44,144 and 18,229, respectively. Stock-based compensation recognized during the three-month period ended March 31, 2001 was $699,000 of which $397,000 related to the accelerated vesting. As of March 31, 2001, shares outstanding under the restricted share award program were 268,647.

7.  COMMITMENTS AND CONTINGENCIES

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

    On September 22, 2000, Gladson and Associates, Inc. (Gladson) filed a complaint for damages, injunctive relief and declaratory relief against us in Contra Costa County Superior Court. On October 6, 2000, QRS removed the case to the United States District Court, Northern District of California. On February 6, 2001, the Court dismissed Gladson's complaint in its entirety with leave to amend.

    On March 8, 2001, Gladson filed its First Amended Complaint (FAC) for injunctive relief and damages in the sum of $3.5 million, including punitive damages in the sum of $5.0 million. The FAC asserts claims for breach of written contract, unfair competition, misappropriation of trade secrets, conversion, fraud, false designation of origin, intentional and negligent interference with prospective business advantage, and conspiracy. On March 21, 2001, we filed a motion to dismiss the FAC on strictly legal grounds. On May 4, 2001, the Court granted our motion to dismiss as to Gladson's claims for unfair competition, conspiracy, fraud and negligent interference with prospective business advantage; on the last two claims, the Court gave Gladson twenty days leave to amend such claims.

    Based upon the investigation to date, we intend to vigorously deny all claims made by Gladson and, furthermore, believes that such claims are entirely without merit. Discovery has not yet commenced and no trial date has been set in this matter.

8.  SEGMENT INFORMATION

    We market our products and services as a comprehensive family known as the "QRS Tradeweave Retail Network" that provides customers with a single integrated source for implementing collaborative B2B ecommerce solutions. Our products and services provide a network between retailers, suppliers and their trading partners as well as value-added functionality that enables them to transact business, share information, and collaborate on decisions regarding consumer demand, forecasting, inventory management, production, and logistics. Our products and services are integrated with our customers' merchandising, logistics, and supply chain management systems in order to deliver greater benefits and efficiencies.

    Our products and services, which we deliver and can be accessed over the Internet and private networks, are organized into four categories: Tradeweave Message Exchange, which provides the crucial infrastructure that allows retailers and their trading partners to exchange critical business documents and information electronically; Tradeweave Business Intelligence (comprised of Tradeweave Product Catalog, Tradeweave Sales and Inventory Analysis, and Tradeweave Retail Intelligence Services) which enables our customers to leverage important product and consumer information in their strategic and tactical decision making process; Tradeweave Collaboration and Commerce Platform (comprised of Tradeweave Sourcing, Tradeweave Merchandising and Tradeweave Logistics), which offers our customers a unified system to source, merchandise, conduct commerce and track product information; and Tradeweave Services (comprised of Tradeweave Digital Photography, Tradeweave Professional Services, and Tradeweave Tags and Label Services), which encompasses solutions consulting, digital imaging and merchandise tagging solutions.

    We classify our business segments into two reportable operating segments based on the way we are managing our business: Tradeweave Message Exchange, Catalog and Related Services (formerly Ecommerce and Content Services, comprised of Tradeweave Message Exchange, Tradeweave Product Catalog, Tradeweave Retail Intelligence Services, Tradeweave Digital Photography and Tradeweave Tags and Label Services) and Tradeweave Collaboration and Related Services (formerly Applications Services and Marketplace Services, comprised of Tradeweave Collaboration and Commerce Platform, Tradeweave Sales and Inventory Analysis, and Tradeweave Professional Services). We evaluate performance and allocate resources based on revenues and operating earnings (loss), which includes allocated corporate general and administrative expenses, sales and marketing expenses and customer support and information delivery expenses. Unallocated assets include cash and cash equivalents, marketable securities available-for-sale, accounts receivable, income taxes receivable, prepaid expenses and other current assets, the net book value of property and equipment, deferred income tax assets and other non-current assets.

    Financial information for our reportable business segments as of and for the three months ended March 31, 2001, and as of December 31, 2000 and for the three months ended, March 31, 2000 is as follows (in thousands):

    As of and for the three Months Ended March 31, 2001:

	Tradeweave Message Exchange, Catalog and Related Services (formerly Ecommerce and Content Services)	Tradeweave Collaboration and Related Services (formerly Applications and Marketplace Services)	Total
Revenues	$31,550	$4,216	$35,766
Operating earnings (loss)	2,269	(12,564)	(10,295)
Intangible assets (including goodwill), net	33,600	118,639	152,239
Capitalized service and product development costs, net	2,180	6,545	8,725
Amortization of intangible assets (including goodwill)	2,125	5,074	7,199
Amortization of capitalized service and product development costs	243	813	1,056

    Reconciliation to QRS as Reported:

Assets:
Total reportable segments	$160,964
Unallocated amounts:
Cash and cash equivalents	27,040
Accounts receivable, net	25,863
Prepaid expenses and other	2,659
Income taxes receivable	3,228
Property and equipment, net	21,595
Deferred income tax assets	1,666
Other assets	2,456

Total assets as reported	$245,471

    As of December 31, 2000 and for the three Months Ended March 31, 2000(1):

	Tradeweave Message Exchange, Catalog and Related Services (formerly Ecommerce and Content Services)	Tradeweave Collaboration and Related Services (formerly Applications and Marketplace Services)	Total
Revenues	$33,707	$1,403	$35,110
Operating earnings (loss)	6,951	(25,861)	(18,910)
Intangible assets (including goodwill), net	35,264	115,188	150,452
Capitalized service and product development costs, net	2,137	6,884	9,021
Amortization of intangible assets (including goodwill)	1,654	2,003	3,657
Amortization of capitalized service and product development costs	288	503	791
In-process research and development	—	17,880	17,880

    Reconciliation to QRS as Reported:

Assets:
Total reportable segments	$159,473
Unallocated amounts:
Cash and cash equivalents	15,372
Marketable securities available-for-sale	12,261
Accounts receivable, net	27,292
Prepaid expenses and other	2,959
Income taxes receivable	3,228
Property and equipment, net	22,373
Deferred income tax assets	1,666
Other assets	3,496

Total assets as reported	$248,120

(1)
In order to provide comparative segment information, the previously reported segment information as of December 31, 2000 and for the three months ended March 31, 2000 has been restated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

    This Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements as a result of intense competition in the electronic commerce business, our dependence on key retailers, our ability to successfully introduce new products and services, our dependence on the AT&T/IBM Global Network and other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2000.

GENERAL

    We market our products and services as a comprehensive family known as the "QRS Tradeweave Retail Network" that provides customers with a single integrated source for implementing collaborative B2B ecommerce solutions. We derive revenues from four principal sources: Tradeweave Message Exchange, which provides the crucial infrastructure that allows retailers and their trading partners to exchange critical business documents and information electronically; Tradeweave Business Intelligence (comprised of Tradeweave Product Catalog, Tradeweave Sales and Inventory Analysis, and Tradeweave

Retail Intelligence Services), which enables our customers to leverage important product and consumer information in their strategic and tactical decision making process. Tradeweave Collaboration and Commerce Platform (comprised of Tradeweave Sourcing, Tradeweave Merchandising and Tradeweave Logistics), which offers our customers a unified system to source, merchandise, conduct commerce and track product information; and Tradeweave Services (comprised of Tradeweave Digital Photography, Tradeweave Professional Services, and Tradeweave Tags and Label Services), which encompass solutions consulting, digital imaging and merchandise tagging solutions. We classify our business segments into two reportable operating segments based on the way we are managing our business: Tradeweave Message Exchange, Catalog and Related Services (formerly Ecommerce and Content Services) and Tradeweave Collaboration and Related Services (formerly Applications and Marketplace Services) (See Note 8 to Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

Revenues

    Revenues were $35.8 million for the first quarter of 2001, compared to revenues of $35.1 million for the first quarter of 2000. Revenues from Tradeweave Message Exchange, Catalog and Related Services were $31.6 million for the first quarter of 2001, compared to revenues of $33.7 million for the first quarter of 2000. Revenues from Tradeweave Collaboration and Related Services were $4.2 million for the first quarter of 2001, compared to $1.4 million for the first quarter of 2000. The decrease in revenues from Tradeweave Message Exchange, Catalog and Related Services was primarily attributable to continued slowness in trading partner program rollouts and increased pricing pressure. We anticipate continued pricing pressure and a competitive environment, which may adversely affect our revenue growth. The increase in revenues from Tradeweave Collaboration and Related Services results primarily from applications licensing fees from acquired businesses along with the related professional services.

Cost of Revenues

    Cost of revenues consists primarily of the cost of purchasing network services and the cost of our data center and technical customer support services. Cost of revenues increased by 12% to $21.2 million for the first quarter of 2001 from $19.0 million for the first quarter of 2000. The increase was principally due to an increase in our data center and technical customer support services group reflecting growth in customers along with incremental costs associated with our expanded product offerings across our business. The increase was partially offset by cost reductions achieved under a long-term contract with IBM for message exchange services, which became effective on January 1, 2001. The gross profit margin was 41% and 46% for the first quarters of 2001 and 2000, respectively.

Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of personnel and related costs of our sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased by 21% to $8.3 million for the first quarter of 2001, from $6.9 million for the first quarter of 2000. This increase reflects the general increase in the number of our customers and the size of our operations. The increase also reflects our expansion of retailer and vendor-specific coverage, growth in our Program Sales and Enablement organization, the group responsible for rapidly enabling trading partners for key hub customers as well as the sales organizations that support our expanded product offerings. First quarter 2001 expenses include one-time charges of $989,000, comprised of $614,000 in severance, and $375,000 in stock-based compensation related to the accelerated vesting of shares of our common stock under a restricted share award program.

Service and Product Development Expenses

    Service and product development expenses consist primarily of personnel and equipment costs related to research, development and implementation of new services and enhancement of existing services. Service and product development expenses were $3.3 million and $2.0 million for the first quarters of 2001 and 2000, respectively. We capitalized service and product development costs of $760,000 and $2.0 million during the first quarters of 2001 and 2000, respectively. The decrease in capitalized service and product development costs reflects lower capitalizable costs incurred in connection with the Tradeweave Showroom.

General and Administrative Expenses

    General and administrative expenses consist primarily of the personnel and related costs of our finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses increased by 31% to $6.0 million for the first quarter of 2001, from $4.6 million for the first quarter of 2000. This increase was primarily due to one-time charges of $1.2 million, comprised of $622,000 in severance; $22,000 in stock-based compensation related to the accelerated vesting of shares of our common stock under a restricted share award program; and $550,000 in facilities costs related to the termination of a non-cancelable operating lease.

Acquisitions

    In connection with the acquisitions of Rockport Trade Systems, Inc. (RockPort) and Image Info, Inc. (Image Info) in 2000, we expensed $17.9 million ($9.4 million for Image Info and $8.5 million for RockPort, representing 18% and 8% of the purchase prices, respectively) of in-process research and development (IPR&D) related to eight software applications research projects under development for which technological feasibility had not been established as of the acquisition dates. The value of each project was determined through the income approach, which involved discounting cash flows to be derived from the future products to present value using discount rates ranging from 22.5% to 28.5%. The discount rates were developed by computing the weighted average cost of capital of established companies similar in operations and then increased to reflect the additional risk for technology under development since these projects have not reached technological feasibility. The revenue and expense projections were based on historical trends and future expectations for the acquired companies and QRS. These projects have been completed and the actual costs were in line with estimates. However, failure to successfully introduce these products into the market place could adversely affect our future sales and profitability. Additionally, the value of other intangible assets, including goodwill may become impaired. Management believes that the IPR&D charge of $17.9 million is valued consistent with the SEC staff's current views regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not take issue with any assumptions used in our valuation model and require a revision in the amounts allocated to IPR&D.

    On February 9, 2001, we acquired the outstanding capital stock not previously held by us in our subsidiary, Tradeweave, Inc. (Tradeweave), under a merger agreement. The total acquisition cost was $8.0 million, comprised of 334,774 shares of our common stock valued at $3.8 million for 4,347,711 shares of Tradeweave common stock and preferred stock held by Peter R. Johnson, Chairman of our Board of Directors, Garth Saloner, a member of our Board of Directors and certain Tradeweave employees who held shares pursuant to the exercises of Tradeweave stock options; transaction costs of approximately $1.8 million and the fair value of employee options assumed of $1.0 million and the fair value of warrants issued to investors of $1.4 million.

    We assumed the outstanding stock options under the Tradeweave 1999 Stock Option/Issuance Plan, which were converted to options to purchase 138,369 shares of our common stock. The fair value of the stock options assumed was $1.0 million determined using the Black-Scholes method. Additionally, we issued warrants to purchase 140,000 shares of our common stock at a price of $11.0625 per share with a fair value (determined using the Black-Scholes method) of $1.4 million to Mr. Johnson and Mr. Saloner. The warrants become exercisable in equal amounts over a four year period and expire on January 31, 2005. As a result, we recorded stock-based compensation of $2.4 million, which has been included in the acquisition cost. The acquisition was accounted for as a purchase transaction.

    The purchase prices have been allocated to the acquired assets on the basis of their estimated fair values as of the date of each acquisition, as determined by an independent appraisal. The appraisal techniques used in our acquisitions included certain assumptions, including, the extent, character and utility, the income generating or cost-saving attributes, the nature and timing of the functional or economic obsolescence and the relative risk and uncertainty associated with an investment in intangible assets. These intangible assets are amortized over three to seven years.

Interest Income

    Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income was $370,000 and $397,000 for the first quarter of 2001 and 2000, respectively. Changes in interest income reflect the level of average investment balances in each period.

Income Taxes

    We recorded an income tax benefit of $1.2 million and $539,000 for the first quarters of 2001 and 2000, respectively, which reflects the non-deductibility of purchase accounting amounts related to the acquisitions of RockPort and Image Info. Our expected annualized effective income tax rate of 38.9% approximates the combined effective federal and state income tax rates.

Liquidity and Capital Resources

    Our working capital increased from $35.9 million at December 31, 2000 to $36.4 million at March 31, 2001. Cash, cash equivalents and short-term marketable securities available-for-sale increased from $25.5 million at December 31, 2000 to $27.0 million at March 31, 2001. Total assets decreased from $248.1 million at December 31, 2000 to $245.5 million at March 31, 2001 and total liabilities decreased from $37.0 million at December 31, 2000 to $36.2 million at March 31, 2001.

    The increase of $1.5 million in cash, cash equivalents and short-term marketable securities available-for-sale from December 31, 2000 to March 31, 2001 resulted primarily from proceeds from sales of marketable securities available-for-sale, partially offset by payment of $1.0 million related to a deferred acquisition payment, $440,000 for transaction costs related to the acquisition of the remaining minority interest in Tradeweave, and $1.8 million for capital expenditures (including service and product development costs). Net cash flows from operating activities were $3.5 million for the quarter ended March 31, 2001, which were primarily attributable to the $8.8 million net loss adjusted for the amortization and depreciation of intangible and other assets of $10.1 million.

    Our Board of Directors has authorized the repurchase of common stock from time to time of up to $15.0 million. We are authorized to repurchase common stock in both open market and block transactions. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. We did not repurchase any shares of our common stock during the quarter ended March 31, 2001.

    Management believes that the cash and cash equivalents at March 31, 2001, and cash anticipated to be generated from future operations, will be sufficient to meet our working capital needs and capital expenditures in the next twelve months. After that time, we cannot be certain that additional funding will be available on acceptable terms or at all. If we require additional capital resources to grow our business, execute our operating plans or acquire complementary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities, which may result in additional dilution to our stockholders. We have no plans to pay dividends with respect to common stock in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    Our exposure to market risk associated with changes in interest rates relates primarily to our investment portfolio of marketable securities. The stated objectives of our investment guidelines are to preserve principal, meet liquidity needs and deliver maximum yield subject to the previous conditions. The guidelines limit maturity, concentration, and eligible investments to high credit quality United States issuers, such as United States Treasuries and agencies of the United States Government, Municipalities and highly rated banks and corporations. Our marketable securities profile includes only those securities with active secondary or resale markets to ensure portfolio liquidity. The weighted average maturity of our marketable securities portfolio was less than 90 days and marketable securities are presented as cash equivalents.

Foreign Currency Risk

    We have no significant investments outside the United States and do not have material foreign currency risk.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    As previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001, on September 22, 2000, Gladson and Associates, Inc. (Gladson) filed a complaint for damages, injunctive relief and declaratory relief against us in Contra Costa County Superior Court. On October 6, 2000, we removed the case to the United States District Court, Northern District of California. On February 6, 2001, the Court dismissed Gladson's complaint in its entirety with leave to amend.

    On March 8, 2001, Gladson filed its First Amended Complaint (FAC) for injunctive relief and damages in the sum of $3.5 million, including punitive damages in the sum of $5.0 million. The FAC asserts claims for breach of written contract, unfair competition, misappropriation of trade secrets, conversion, fraud, false designation of origin, intentional and negligent interference with prospective business advantage, and conspiracy. On March 21, 2001, we filed a motion to dismiss the FAC on strictly legal grounds. On May 4, 2001, the Court granted our motion to dismiss as to Gladson's claims for unfair competition, conspiracy, fraud and intentional negligent interference with prospective business advantage; on the last two claims, the Court gave Gladson twenty days leave to amend such claims.

    Based upon the investigation to date, we intend to vigorously deny all claims made by Gladson and, furthermore, believes that such claims are entirely without merit. Discovery has not yet commenced and no trial date has been set in this matter.

Item 2. Changes in Securities and Use of Proceeds

    On February 9, 2001, we issued 334,774 shares of our common stock pursuant to the Tradeweave merger. See "Results of Operations—Acquisitions." We relied upon the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other information

    None

Item 6. Exhibits and Reports on Form 8-K

  A.
  Exhibits

Exhibit Number	Description
3.5	Certificate of Amendment to the Certificate of Incorporation of QRS Corporation
10.63	Employment Agreement as of April 10, 2001 between the Registrant and Vince Morris

  B.
  Reports on Form 8-K

    We filed a Current Report on Form 8-K dated February 15, 2001 describing, pursuant to Item 2, an agreement to acquire the minority interest of Tradeweave, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

QRS Corporation (Registrant)
May 15, 2001	/s/ SAMUEL M. HEDGPETH III Samuel M. Hedgpeth III Chief Financial Officer
May 15, 2001	/s/ JOHN S. SIMON John S. Simon Chief Executive Officer

QuickLinks

QRS CORPORATION FORM 10-Q INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
QRS Corporation CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands) (Unaudited)
QRS Corporation CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS For the Three Months Ended March 31, 2001 and 2000 (In thousands, except share and per share amounts) (Unaudited)
QRS Corporation CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2001 and 2000 (Dollars in thousands) (Unaudited)
QRS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES