Form 10-Q
period 2001-06-30
QRS CORP
filed 2001-08-14
CIK 906551

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes /x/  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of August 1, 2001, was 15,498,225.

    Transitional Small Business Disclosure Format (check one):

Yes / /  No /x/

QRS CORPORATION
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

QRS Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$28,170	$15,372
Marketable securities available-for-sale	2,929	10,090
Accounts receivable-net of allowance for doubtful accounts of $1,806 at June 30, 2001 and $2,072 at December 31, 2000	24,227	27,292
Deferred income tax assets	1,666	1,666
Prepaid expenses and other	3,206	2,959
Income taxes receivable	104	3,228

Total current assets	60,302	60,607

Property and equipment:
Furniture and fixtures	4,043	3,836
Equipment	23,337	23,849
Leasehold improvements	6,337	5,648

	33,717	33,333
Accumulated depreciation and amortization	(13,749)	(10,960)

Total	19,968	22,373

Marketable securities available-for-sale	1,967	2,171
Capitalized service and product development costs—net of accumulated amortization of $10,641 at June 30, 2001 and $8,515 at December 31, 2000	8,420	9,021
Intangible assets (including goodwill)—net of accumulated amortization of $42,304 at June 30, 2001 and $27,244 at December 31, 2000	144,318	150,452
Other assets	2,457	3,496

Total assets	$237,432	$248,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,326	$8,675
Accrued compensation	4,951	4,274
Accrued vacation	2,356	2,259
Deferred acquisition payments	2,500	3,600
Accrued transaction costs related to acquisition	445	1,700
Deferred revenue	3,747	3,138
Other accrued liabilities	2,235	1,065

Total current liabilities	26,560	24,711
Deferred income taxes	7,525	7,678
Deferred acquisition payments	—	2,500
Deferred rent and other	1,897	2,141

Total liabilities	35,982	37,030

Commitments and Contingencies (Note 7)	—	—
Stockholders' equity:
Preferred stock—$.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$.001 par value; 60,000,000 shares authorized; 15,723,550 shares issued and 15,498,225 shares outstanding at June 30, 2001; and 15,281,111 shares issued and 14,663,015 shares outstanding at December 31, 2000	250,973	240,968
Deferred compensation	(2,419)	—
Treasury stock; 225,325 shares at June 30, 2001 and December 31, 2000	(5,530)	(5,530)
Accumulated other comprehensive gain (loss)	(122)	124
Accumulated deficit	(41,452)	(24,472)

Total stockholders' equity	201,450	211,090

Total liabilities and stockholders' equity	$237,432	$248,120

See notes to condensed consolidated financial statements.

QRS Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Six Months Ended June 30, 2001 and 2000
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues	$36,847	$36,491	$72,613	$71,601
Cost of revenues	21,205	20,905	42,437	39,936

Gross profit	15,642	15,586	30,176	31,665

Operating expenses:
Sales and marketing	7,504	7,120	15,851	14,034
Service and product development	3,269	1,652	6,536	3,611
General and administrative	5,571	5,769	11,587	10,348
Amortization of intangible assets (including goodwill)	7,861	7,145	15,060	10,802
In-process research and development	—	—	—	17,880

Total operating expenses	24,205	21,686	49,034	56,675

Operating loss	(8,563)	(6,100)	(18,858)	(25,010)
Interest income	338	431	708	828

Loss before income taxes and minority interest	(8,225)	(5,669)	(18,150)	(24,182)
Income tax benefit	—	(166)	(1,170)	(705)
Minority interest in subsidiary	—	(330)	—	(525)

Net loss	(8,225)	(5,173)	(16,980)	(22,952)
Other comprehensive (loss) earnings—
Unrealized gain (loss) from marketable securities available-for-sale	(21)	135	(127)	116
Unrealized loss from foreign currency exchange	(119)	—	(119)	—

Total comprehensive loss	$(8,365)	$(5,038)	$(17,226)	$(22,836)

Basic loss per share	$(0.53)	$(0.35)	$(1.11)	$(1.59)

Shares used to compute basic loss per share	15,470,336	14,772,204	15,238,417	14,448,476

Diluted loss per share	$(0.53)	$(0.35)	$(1.11)	$(1.59)

Shares used to compute diluted loss per share	15,470,336	14,772,204	15,238,417	14,448,476

See notes to condensed consolidated financial statements.

QRS Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(16,980)	$(22,952)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,289	15,439
Loss from disposal of property and equipment	—	96
Stock-based compensation	1,318	—
In-process research and development	—	17,880
Minority interest in subsidiary	—	(525)
Provision for allowance for doubtful accounts	979	568
Deferred income taxes	(1,172)	272
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,086	635
Prepaid expenses and other	(247)	(720)
Income taxes receivable (payable)	3,124	(942)
Accounts payable	1,651	(7,254)
Deferred revenue	449	1,482
Other accrued liabilities	1,944	(4,224)
Deferred rent and other	(84)	313

Net cash provided by operating activities	14,357	68

Cash flows from investing activities:
Sales of marketable securities available-for-sale	12,147	7,017
Purchases of marketable securities available-for-sale	(4,909)	(1,000)
Purchase of property and equipment	(1,609)	(7,515)
Proceeds from disposal of property and equipment	—	131
Capitalization of service and product development costs	(1,525)	(3,643)
Acquisition of businesses, net of cash acquired and fair value of common stock issued	—	(4,270)
Other assets	(868)	118
Payment of deferred acquisition payments	(3,500)	(2,000)
Payment of transaction costs related to acquisitions	(1,305)	(1,683)

Net cash used in investing activities	(1,569)	(12,845)

Cash flows from financing activities:
Exercise of stock options	10	5,283
Contributions from minority interest	—	1,681
Purchase of treasury stock	—	(5,004)

Net cash provided by financing activities	10	1,960

Net increase (decrease) in cash and cash equivalents	12,798	(10,817)
Cash and cash equivalents at beginning of period	15,372	34,412

Cash and cash equivalents at end of period	$28,170	$23,595

Other cash flow information:
Taxes paid during the period	$—	$69

Noncash financing activities:
Tax benefit from stock options exercised	$54	$7,523
Deferred acquisition payments	—	5,000
Fair value of common stock issued	3,847	131,177
Fair value of stock options assumed	1,044	9,367
Fair value of warrants issued	1,372	—
Fair value of restricted stock awarded	3,927	—
Unrealized gain (loss) from investments	(127)	116
Unrealized loss from foreign currency exchange	(119)	—
On February 9, 2001, we acquired the outstanding capital stock not previously held by us in our subsidiary, Tradeweave, Inc. On March 10, 2000, we acquired substantially all the assets of RockPort Trade Systems, Inc. and on January 21, 2000, we acquired the outstanding capital stock of Image Info Inc. The purchase prices were allocated, as follows:
Working capital, other than cash	$(1,750)	$(5,487)
Property and equipment	—	539
Other assets	—	97
Goodwill	5,471	108,469
Other intangible assets	3,556	46,476
In-process research and development	—	17,880
Other non-current liabilities	—	(5,295)
Fair value of stock options assumed	(1,044)	(9,367)
Intrinsic value of unvested stock options assumed	59	—
Fair value of warrants issued	(1,372)	—
Deferred income taxes	(1,073)	(17,865)
Less: Common stock issued in connection with acquisitions	(3,847)	(131,177)

Acquisitions, net of cash acquired of $0 and $730 and fair value of common stock issued	$—	$4,270

See notes to condensed consolidated financial statements.

QRS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL

    We market our products and services as a comprehensive family known as the "QRS Tradeweave Retail Network" that provides customers with a single integrated source for implementing collaborative B2B ecommerce solutions. The QRS Tradeweave Retail Network consists of the Tradeweave Message Exchange, which provides the infrastructure that allows retailers and their trading partners to exchange business documents and information electronically; Tradeweave Business Intelligence (comprised of Tradeweave Product Catalog, Tradeweave Sales and Inventory Analysis, and Tradeweave Retail Intelligence Services) which enables our customers to leverage product and consumer information in their strategic and tactical decision making process; Tradeweave Collaboration and Commerce Platform (comprised of Tradeweave Sourcing, Tradeweave Merchandising and Tradeweave Logistics), which offers our customers a unified system to source, merchandise, conduct commerce and track product information; and Tradeweave Services (comprised of Tradeweave Digital Photography, Tradeweave Professional Services, and Tradeweave Tags and Label Services), which encompasses solutions consulting, digital imaging and merchandise tagging solutions. (See Note 8).

    We have prepared the condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 2000 is derived from our audited consolidated financial statements as of that date.

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

    The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results anticipated for the full year.

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

    We assumed the outstanding stock options under the Tradeweave Non-Qualified Stock Option Plan, which were converted to stock options to purchase 138,369 shares of our common stock. The fair value of the stock options assumed was $1.0 million determined using the Black-Scholes method with the following assumptions: expected life of 4 years, volatility of 88%, weighted average risk-free interest rate of 6%, and expected dividend rate of 0%. Additionally, we issued warrants to purchase 140,000 shares our common stock at a price of $11.0625 per share with a fair value of $1.4 million (determined using the Black-Scholes method) to Mr. Johnson and Mr. Saloner. The warrants become exercisable in equal amounts over a four year period and expire on January 31, 2005. The intrinsic value of unvested stock options assumed has been included in the financial statements as deferred compensation and is amortized over the remaining vesting period. The acquisition was accounted for as a purchase transaction.

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

3. EARNINGS (LOSS) PER SHARE

    Basic earnings per share (EPS) is calculated by dividing net earnings (loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

    The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Shares used to compute basic EPS	15,470,336	14,772,204	15,238,417	14,448,476
Add: effect of dilutive securities	—	—	—	—

Shares used to compute diluted EPS	15,470,336	14,772,204	15,238,417	14,448,476

    Potentially dilutive shares for the quarters ended June 30, 2001 and 2000 were 254,544 shares and 400,028 shares, respectively. Potentially dilutive shares for the six months ended June 30, 2001 and 2000 were 286,012 and 752,604, respectively, which have been excluded from the shares used in calculating diluted loss per share because their effect is antidilutive.

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

    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill. Under a nonamortization approach, goodwill will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will have the impact of reducing our amortization of goodwill commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

5. INCOME TAXES

    We recorded no income tax benefit for the three months ended June 30, 2001 and a $166,000 income tax benefit for the three months ended June 30, 2000. Income tax benefits for the six months ended June 30, 2001 and 2000 were $1.2 million and $705,000, respectively, which reflects the non-deductibility of purchase accounting amounts related to the acquisitions of RockPort, Image Info and the Tradeweave minority interest.

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

    The fair value of the 286,876 shares awarded was $3.9 million at January 3, 2001, and has been included in the financial statements as deferred compensation, and is being amortized ratably over the remaining vesting period. In the second quarter of 2001, shares subject to accelerated vesting were 12,222. During the first six months of 2001, shares subject to accelerated vesting and cancellation were 56,366 and 18,229, respectively. Stock-based compensation recognized during the second quarter of 2001 was $611,000 of which $374,000 related to the accelerated vesting in the second quarter. Stock-based compensation recognized during the first six months of 2001 was $1.3 million of which $772,000 related to the accelerated vesting. As of June 30, 2001, shares outstanding under the restricted share award program were 172,955.

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

    On March 8, 2001, Gladson filed its First Amended Complaint (FAC) for injunctive relief and damages in the sum of $3.5 million, including punitive damages in the sum of $5.0 million. The FAC asserts claims for breach of written contract, unfair competition, misappropriation of trade secrets, conversion, fraud, false designation of origin, intentional and negligent interference with prospective business advantage, and conspiracy. On March 21, 2001, we filed a motion to dismiss the FAC on strictly legal grounds. On May 4, 2001, the Court granted our motion to dismiss as to Gladson's claims for unfair competition, conspiracy, fraud and negligent interference with prospective business advantage; on the last two dismissed claims, the Court gave Gladson twenty days leave to amend such claims. After we raised procedural defects to Gladson's Second Amended Complaint, Gladson elected to file a Third Amended Complaint on or about July 22, 2001. Our answer or other response to the Third Amended Complaint must be filed by August 21, 2001.

    Based upon the investigation to date, we intend to vigorously deny all claims made by Gladson and, furthermore, believes that such claims are entirely without merit. Discovery has not yet commenced and no trial date has been set in this matter. No costs have been accrued related to this matter.

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

    Our products and services, which we deliver and can be accessed over the Internet and private networks, are organized into four categories: Tradeweave Message Exchange, which provides the infrastructure that allows retailers and their trading partners to exchange business documents and information electronically; Tradeweave Business Intelligence (comprised of Tradeweave Product Catalog, Tradeweave Sales and Inventory Analysis, and Tradeweave Retail Intelligence Services) which enables our customers to leverage product and consumer information in their strategic and tactical decision making process; Tradeweave Collaboration and Commerce Platform (comprised of Tradeweave Sourcing, Tradeweave Merchandising and Tradeweave Logistics), which offers our customers a unified system to source, merchandise, conduct commerce and track product information; and Tradeweave Services (comprised of Tradeweave Digital Photography, Tradeweave Professional Services, and Tradeweave Tags and Label Services), which encompasses solutions consulting, digital imaging and merchandise tagging solutions.

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

    Financial information for our reportable business segments as of and for the six months ended June 30, 2001, and as of December 31, 2000 and for the six months ended June 30, 2000 is as follows (in thousands):

    As of and for the six months ended June 30, 2001:

	Tradeweave Message Exchange, Catalog and Related Services (formerly Ecommerce and Content Services)	Tradeweave Collaboration and Related Services (formerly Applications and Marketplace Services)	Total
Revenues	$62,608	$10,005	$72,613
Operating earnings (loss)	3,112	(21,970)	(18,858)
Intangible assets (including goodwill), net	31,350	112,968	144,318
Capitalized service and product development costs, net	2,624	5,796	8,420
Amortization of intangible assets (including goodwill)	4,416	10,644	15,060
Amortization of capitalized service and product development costs	510	1,616	2,126

    Reconciliation to QRS as Reported as of June 30, 2001:

Assets:
Total reportable segments	$152,738
Unallocated amounts:
Cash and cash equivalents	28,170
Marketable securities available-for-sale	4,896
Accounts receivable, net	24,227
Prepaid expenses and other	3,206
Income taxes receivable	104
Property and equipment, net	19,968
Deferred income tax assets	1,666
Other assets	2,457

Total assets as reported	$237,432

    As of December 31, 2000 and for the six months ended June 30, 2000(1):

	Tradeweave Message Exchange, Catalog and Related Services (formerly Ecommerce and Content Services)	Tradeweave Collaboration and Related Services (formerly Application and Marketplace Services)	Total
Revenues	$65,582	$6,019	$71,601
Operating earnings (loss)	10,971	(35,981)	(25,010)
Intangible assets (including goodwill), net	35,264	115,188	150,452
Capitalized service and product development costs, net	2,137	6,884	9,021
Amortization of intangible assets (including goodwill)	3,376	7,426	10,802
Amortization of capitalized service and product development costs	571	1,262	1,833
In-process research and development	—	17,880	17,880

    Reconciliation to QRS as Reported as of December 31, 2000:

Assets:
Total reportable segments	$159,473
Unallocated amounts:
Cash and cash equivalents	15,372
Marketable securities available-for-sale	12,261
Accounts receivable, net	27,292
Prepaid expenses and other	2,959
Income taxes receivable	3,228
Property and equipment, net	22,373
Deferred income tax assets	1,666
Other assets	3,496

Total assets as reported	$248,120

(1)
In order to provide comparative segment information, the previously reported segment information as of December 31, 2000 and for the six months ended June 30, 2000 has been restated.

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

GENERAL

    We market our products and services as a comprehensive family known as the "QRS Tradeweave Retail Network" that provides customers with a single integrated source for implementing collaborative B2B ecommerce solutions. We derive revenues from four principal sources: Tradeweave Message Exchange, which provides the infrastructure that allows retailers and their trading partners to exchange business documents and information electronically; Tradeweave Business Intelligence (comprised of Tradeweave Product Catalog, Tradeweave Sales and Inventory Analysis, and Tradeweave Retail Intelligence Services), which enables our customers to leverage product and consumer information in their strategic and tactical decision making process; Tradeweave Collaboration and Commerce Platform (comprised of Tradeweave Sourcing, Tradeweave Merchandising, and Tradeweave Logistics), which offers our customers a unified system to source, merchandise, conduct commerce and track product information; and Tradeweave Services (comprised of Tradeweave Digital Photography, Tradeweave Professional Services, and Tradeweave Tags and Labels), which encompass solutions consulting, digital imaging and merchandise tagging solutions. We classify our business segments into two reportable operating segments based on the way we are managing our business: Tradeweave Message Exchange, Catalog and Related Services (formerly Ecommerce and Content Services) and Tradeweave Collaboration and Related Services (formerly Applications and Marketplace Services) (See Note 8 to Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

Revenues

    Revenues were $36.8 million for the second quarter of 2001, compared to revenues of $36.5 million for the second quarter of 2000. Revenues were $72.6 million for the first six months of 2001, compared to revenues of $71.6 million for the first six months of 2000. Revenues from Tradeweave Message Exchange, Catalog and Related Services were $31.0 million for the second quarter of 2001, compared to revenues of $31.9 million for the second quarter of 2000. For the first six months of 2001 and 2000, revenues from Tradeweave Message Exchange, Catalog and Related Services were $62.6 million and $65.6 million, respectively. Revenues from Tradeweave Collaboration and Related Services were $5.8 million for the second quarter of 2001, compared to $4.6 million for the second quarter of 2000. For the first six months of 2001 and 2000, revenues from Tradeweave Collaboration and Related Services were $10.0 million and $6.0 million, respectively. The decrease in revenues from Tradeweave Message Exchange, Catalog and Related Services was primarily attributable to decreases in electronic data exchange partially offset by increases in other areas. Additionally, our digital photography business has been affected by reduced orders from internet businesses. We expect continued pricing pressure and a competitive environment, particularly in the electronic data exchange area. The increase in revenues from Tradeweave Collaboration and Related Services results primarily from application licensing fees along with the related professional services.

Cost of Revenues

    Cost of revenues consists primarily of the cost of purchasing network services, the costs of our data center and technical enablement, customer support and professional services personnel, and amortization of capitalized service and product development costs. Cost of revenues increased by 1% to $21.2 million for the second quarter of 2001 from $20.9 million for the second quarter of 2000. Cost of revenues increased by 6% to $42.4 million for the six months ended June 30, 2001 from $39.9 million for the six months ended June 30, 2000. The increase was principally due to an increase in costs for our professional services personnel associated with our expanded product offerings, and an increase in costs for our data center and technical customer support services group, partially offset by cost reductions achieved under a long-term contract with IBM for message exchange services, which became effective on January 1, 2001. The gross profit margin was 42% and 43% for the second quarters of 2001 and 2000, respectively.

Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of personnel and related costs of our sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses increased by 6% to $7.5 million for the second quarter of 2001, from $7.1 million for the second quarter of 2000. Sales and marketing expenses increased by 14% to $15.9 million for the first six months of 2001, from $14.0 million for the first six months of 2000. This increase is due to growth in our international sales organization partially offset by reductions in marketing expenses due to brand consolidation. Sales and marketing expenses for the first six months of 2001 included charges of $1.2 million, comprised of $622,000 in severance and $571,000 in stock-based compensation related to the accelerated vesting of shares of our common stock under a restricted share award program.

Service and Product Development Expenses

    Service and product development expenses consist primarily of personnel and equipment costs related to research, development and implementation of new services and enhancement of existing services. Service and product development expenses increased by 94% to $3.3 million for the second quarter of 2001, from $1.7 million for the second quarter 2000. Service and product development expenses increased by 81% to $6.5 million for the first six months of 2001, from $3.6 million for the first six months of 2000. The increase in service and product development expenses is due to a reduction in capitalizable costs. Capitalized service and product development costs decreased by $900,000 in the second quarter of 2001 compared to the second quarter 2000. Capitalized service and product development costs decreased by $2.1 million for the first six months of 2001 compared to the first six months of 2000.

General and Administrative Expenses

    General and administrative expenses consist primarily of the personnel and related costs of our finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses decreased by 3% to $5.6 million for the second quarter of 2001, from $5.8 million for the second quarter of 2000. General and administrative expenses increased by 12% to $11.6 million for the six months ended 2001, from $10.3 million for the six months ended 2000. The second quarter decrease resulted from cost cutting measures implemented earlier in the year, partially offset by one-time charges of $655,000, comprised of severance; stock-based compensation related to the accelerated vesting of shares of our common stock under a restricted share award program; and facilities costs related to the termination of a non-cancelable operating lease. Expenses for the six months ended June 30, 2001 increased primarily due to one time charges of $1.8 million, comprised of severance; stock-based compensation related to the accelerated vesting of shares of our common stock under a restricted share award program; and facilities costs related to the termination of a non-cancelable operating lease.

Acquisitions and Amortization of Intangible Assets (including Goodwill)

    In connection with the acquisitions of Image Info, Inc. (Image Info) and Rockport Trade Systems, Inc. (RockPort) in 2000, we expensed $17.9 million ($9.4 million for Image Info and $8.5 million for RockPort, representing 18% and 8% of the purchase prices, respectively) of in-process research and development (IPR&D) related to eight software application research projects under development for which technological feasibility had not been established as of the acquisition dates. The value of each project was determined through the income approach, which involved discounting cash flows to be derived from the future products to present value using discount rates ranging from 22.5% to 28.5%. The discount rates were developed by computing the weighted average cost of capital of established companies similar in operations and then increased to reflect the additional risk for technology under development since these projects have not reached technological feasibility. The revenue and expense projections were based on historical trends and future expectations for the acquired companies and QRS. These projects have been completed and the actual costs were in line with estimates. However, failure to successfully introduce these products into the market place could adversely affect our future sales and profitability. Additionally, the value of other intangible assets, including goodwill may become impaired. Management believes that the IPR&D charge of $17.9 million is valued consistent with the SEC staff's current views regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not take issue with any assumptions used in our valuation model and require a revision in the amounts allocated to IPR&D.

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

    Amortization of intangible assets consists primarily of amortization of goodwill and amortization of other intangible assets, including current technology, tradenames, customer lists, workforce and non-compete agreements. Amortization of intangible assets was $7.9 million and $7.1 million for the second quarter of 2001 and 2000, respectively. Amortization of intangible assets was $15.1 million and $10.6 million for the six months ended June 30, 2001 and 2000. This increase was primarily due to the timing of the acquisitions during the first quarters of 2000 and 2001. Amortization of goodwill was $4.3 million and $4.0 million for the second quarter of 2001 and 2000, respectively. Amortization of goodwill was $8.6 million and $5.8 million for the six months ended June 30, 2001 and 2000, respectively. Amortization of other intangible assets was $3.5 million and $3.1 million for the second quarter of 2001 and 2000, respectively. Amortization of other intangible assets was $6.5 million and $4.8 million for the six months ended June 30, 2001 and 2000, respectively. After January 1, 2002, under FAS 142 the elimination of goodwill amortization is expected to reduce operating expenses by approximately $17.0 million and increase net income by approximately $17.0 million, for the year ended December 31, 2002, compared with 2001. The Company will also complete an initial goodwill impairment assessment to determine if a transition impairment charge will be recognized under FAS 142. See footnote 4. "Recent Accounting Pronouncements" in the Notes to Condensed Consolidated Financial Statements.

Interest Income

    Interest income consists primarily of interest earned on cash, cash equivalents and investment securities. Interest income was $338,000 and $431,000 for the second quarter of 2001 and 2000, respectively. Interest income was $708,000 and $828,000 for the six months ended June 30, 2001 and 2000, respectively. Changes in interest income reflect the level of average investment balances in each period.

Income Taxes

    We recorded no income tax benefit for the three months ended June 30, 2001 and an income tax benefit of $166,000 for the three months ended June 30, 2000. Income tax benefits for the six months ended June 30, 2001 and June 30, 2000 were $1.2 million and $705,000, respectively, which reflects the non-deductibility of purchase accounting amounts related to the acquisitions of RockPort and Image Info. The difference between our expected annualized effective income tax rate of negative 7% and the combined federal and state statutory rates of approximately negative 39% is primarily due to acquisition-related charges that were not deductible for tax purposes.

Liquidity and Capital Resources

    Our working capital decreased from $35.9 million at December 31, 2000 to $33.7 million at June 30, 2001. Cash, cash equivalents and short-term marketable securities available-for-sale increased from $25.5 million at December 31, 2000 to $31.1 million at June 30, 2001. Total assets decreased from $248.1 million at December 31, 2000 to $237.4 million at June 30, 2001 and total liabilities decreased from $37.0 million at December 31, 2000 to $36.0 million at June 30, 2001.

    The increase of $5.6 million in cash, cash equivalents and short-term marketable securities available-for-sale from December 31, 2000 to June 30, 2001 resulted primarily from an overall reduction in accounts receivable of $3.0 million, an income tax refund of $3.1 million, and $8.2 million in cash flows from other operating activities, partially offset by payments of $1.3 million in acquisition related transaction costs, $1.0 million related to a deferred acquisition payment and $3.1 million for capital expenditures (including service and product development costs). Net cash flows from operating activities were $14.4 million for the six months ended June 30, 2001, which were primarily attributable to the $17.0 million net loss adjusted for the amortization and depreciation of intangible and other assets of $21.3 million and stock based compensation of $1.3 million.

    Under a stock repurchase program authorized by our Board of Directors, we are authorized to repurchase our common stock from time to time up to $8.1 million. We are authorized to repurchase common stock in both open market and block transactions. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. We did not repurchase any shares of our common stock during the quarter ended June 30, 2001.

    Management believes that the cash and cash equivalents at June 30, 2001, and cash anticipated to be generated from future operations, will be sufficient to meet our working capital needs and capital expenditures in the next twelve months. After that time, we cannot be certain that additional funding will be available on acceptable terms or at all. If we require additional capital resources to grow our business, execute our operating plans or acquire complementary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities, which may result in additional dilution to our stockholders. We have no plans to pay dividends with respect to common stock in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    Our exposure to market risk associated with changes in interest rates relates primarily to our investment portfolio of marketable securities. We do not use derivative financial instruments in our investment portfolio. The stated objectives of our investment guidelines are to preserve principal, meet liquidity needs and deliver maximum yield subject to the previous conditions. The guidelines limit maturity, concentration, and eligible investments to high credit quality U.S. issuers, such as the U.S. Treasury and agencies of the U.S. Government, and highly rated banks and corporations. Our marketable securities profile includes only those securities with active secondary or resale markets to ensure portfolio liquidity.

    The table below presents principal amounts and related weighted average interest rates due by date of maturity for our marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At June 30, 2001, the weighted average maturity and interest rate of the marketable securities portfolio was 266 days and 4.3%, respectively.

	Maturity 2001	Maturity 2002	Maturity 2003	Fair Value at June 30, 2001
	(Amounts in thousands)
Corporations	$2,000	—	—	$1,977
U.S. Government Agencies	$950	$970	$1,000	$2,919
Average interest rate	4.09%	4.47%	4.80%

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

    On March 8, 2001, Gladson filed its First Amended Complaint (FAC) for injunctive relief and damages in the sum of $3.5 million, including punitive damages in the sum of $5.0 million. The FAC asserts claims for breach of written contract, unfair competition, misappropriation of trade secrets, conversion, fraud, false designation of origin, intentional and negligent interference with prospective business advantage, and conspiracy. On March 21, 2001, we filed a motion to dismiss the FAC on strictly legal grounds. On May 4, 2001, the Court granted our motion to dismiss as to Gladson's claims for unfair competition, conspiracy, fraud and intentional negligent interference with prospective business advantage; on the last two dismissed claims, the Court gave Gladson twenty days leave to amend such claims. After we raised procedural defects to Gladson's Second Amended Complaint, Gladson elected to file a Third Amended Complaint on or about July 22, 2001. Our answer or other response to the Third Amended Complaint must be filed by August 21, 2001.

    Based upon the investigation to date, we intend to vigorously deny all claims made by Gladson and, furthermore, believe that such claims are entirely without merit. Discovery has not yet commenced and no trial date has been set in this matter. No costs have been accrued related to this matter.

Item 2. Changes in Securities and Use of Proceeds

    None

Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

(a)
The annual meeting of stockholders was held on May 10, 2001.

(b)
The following directors were elected at the meeting to a term of three years:

  John P. Dougall, Philip Schlein, John S. Simon.

  The following directors are continuing to serve their terms:

  David A. Cole, Garth Saloner, Garen K. Staglin, Peter R. Johnson, and Tania Amochaev

(c)
The matters voted upon at the meeting and results of the voting with respect to those matters are as follows:

		For	Authorization Withheld
a.	Election of Directors:
	John P. Dougall	12,771,226	202,165
	Philip Schlein	12,771,226	202,165
	John S. Simon	12,771,226	202,165
		For	Against	Abstain
b.	Approve an amendment to QRS' 1993 Stock/Option Issuance Plan	6,375,879	3,598,361	63,704
c.	Approve a series of amendments and restatement of QRS' Employee Stock Purchase Plan	9,612,079	361,984	63,881
d.	Ratify the appointment of PricewaterhouseCoopers LLP as QRS' independent auditors for the fiscal year ending December 31, 2001	12,922,124	50,197	1,070

    The foregoing matters are described in further detail in our definitive proxy statement dated April 14, 2001 for the Annual Meeting of Stockholders held on May 10, 2001.

Item 5. Other information

    None

Item 6. Exhibits and Reports on Form 8-K

    A. Exhibits

Exhibit Number	Description
10.64	Employment Agreement commencing on April 1, 2001 between the Registrant and Samuel M. Hedgpeth III.
10.65
1993 Stock Option/Stock Issuance Plan (as amended and restated through March 1, 2001) (incorporated by reference to Appendix B filed with Registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders on May 10, 2001)
10.66
Employee Stock Purchase Plan (as amended and restated as of March 1, 2001) (incorporated by reference to Appendix C filed with Registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders on May 10, 2001)

    B. Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

QRS CORPORATION (Registrant)
August 14, 2001	/s/ SAMUEL M. HEDGPETH III Samuel M. Hedgpeth III Chief Financial Officer
August 14, 2001	/s/ JOHN S. SIMON John S. Simon Chief Executive Officer

QuickLinks

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