Form 10-Q
period 2001-09-30
QRS CORP
filed 2001-11-14
CIK 906551

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-21958

QRS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or, other jurisdiction of incorporation or organization)	68-0102251 (I.R.S. Employer Identification No.)
1400 Marina Way South, Richmond, CA (Address of principal executive offices)
94804 (Zip code)
(510) 215-5000 (Registrant's telephone number, including area code)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of outstanding shares of the issuer's common stock, par value $.001 per share, as of November 5, 2001, was 15,600,835.

QRS CORPORATION
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QRS Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$17,880	$15,372
Marketable securities available-for-sale	14,559	10,090
Accounts receivable-net of allowance for doubtful accounts of $1,830 at September 30, 2001 and $2,072 at December 31, 2000	25,470	27,292
Deferred income tax assets	—	1,666
Prepaid expenses and other	3,755	2,959
Income taxes receivable	92	3,228

Total current assets	61,756	60,607

Property and equipment:
Furniture and fixtures	4,854	3,836
Equipment	21,376	23,849
Leasehold improvements	4,181	5,648

	30,411	33,333
Accumulated depreciation and amortization	(14,452)	(10,960)

Total	15,959	22,373

Marketable securities available-for-sale	1,531	2,171
Capitalized service and product development costs—net of accumulated amortization of $11,814 at September 30, 2001 and $8,515 at December 31, 2000	8,140	9,021
Intangible assets (including goodwill)—net of accumulated amortization of $46,860 at September 30, 2001 and $27,244 at December 31, 2000	128,107	150,452
Other assets	2,225	3,496

Total assets	$217,718	$248,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,992	$8,675
Accrued compensation	4,189	4,274
Accrued vacation	2,498	2,259
Deferred acquisition payments	2,500	3,600
Accrued transaction costs related to acquisition	352	1,700
Deferred revenue	3,555	3,138
Other accrued liabilities	2,774	1,065

Total current liabilities	26,860	24,711
Deferred income taxes	325	7,678
Deferred acquisition payments	—	2,500
Deferred rent and other	3,625	2,141

Total liabilities	30,810	37,030

Commitments and contingencies (Note 8)	—	—
Stockholders' equity:
Preferred stock —$.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$.001 par value; 60,000,000 shares authorized; 15,732,500 shares issued and 15,507,175 shares outstanding at September 30, 2001; and 15,281,111 shares issued and 14,663,015 shares outstanding at December 31, 2000	251,324	240,968
Deferred compensation	(2,274)	—
Treasury stock; 225,325 shares at September 30, 2001 and December 31, 2000	(5,530)	(5,530)
Accumulated other comprehensive gain	—	124
Accumulated deficit	(56,612)	(24,472)

Total stockholders' equity	186,908	211,090

Total liabilities and stockholders' equity	$217,718	$248,120

See notes to condensed consolidated financial statements.

QRS Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2001 and 2000
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues	$35,630	$37,919	$108,243	$109,520
Cost of revenues	21,039	23,091	63,087	63,027

Gross profit	14,591	14,828	45,156	46,493

Operating expenses:
Sales and marketing	7,488	8,971	22,280	23,005
Service and product development	2,870	2,929	9,344	6,540
General and administrative	4,329	6,939	14,345	17,287
Amortization of intangible assets (including goodwill)	7,848	6,951	22,908	17,753
In-process research and development	—	—	—	17,880
Restructuring expenses	2,140	—	5,221	—
Impairment loss	10,930	—	10,930	—

Total operating expenses	35,605	25,790	85,028	82,465

Operating loss	(21,014)	(10,962)	(39,872)	(35,972)
Interest income	337	257	1,045	1,085

Loss before income taxes and minority interest	(20,677)	(10,705)	(38,827)	(34,887)
Income tax benefit	(5,517)	(376)	(6,687)	(1,081)
Minority interest in subsidiary	—	(631)	—	(1,156)

Net loss	(15,160)	(9,698)	(32,140)	(32,650)
Other comprehensive earnings (loss)—
Unrealized gain (loss) from marketable securities available-for-sale	49	31	(78)	147
Unrealized gain (loss) from foreign currency exchange	73	—	(46)	—

Total comprehensive loss	$(15,038)	$(9,667)	$(32,264)	$(32,503)

Basic loss per share	$(0.98)	$(0.66)	$(2.10)	$(2.25)

Shares used to compute basic loss per share	15,503,379	14,613,804	15,295,461	14,484,294

Diluted loss per share	$(0.98)	$(0.66)	$(2.10)	$(2.25)

Shares used to compute diluted loss per share	15,503,379	14,613,804	15,295,461	14,484,294

See notes to condensed consolidated financial statements.

QRS Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(32,140)	$(32,650)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,261	25,279
Loss from disposal of property and equipment	—	108
Impairment loss	10,930	—
Stock-based compensation	1,707	213
In-process research and development	—	17,880
Minority interest in subsidiary	—	(1,156)
Provision for allowance for doubtful accounts	1,495	(10)
Deferred income taxes	(6,687)	635
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	327	71
Prepaid expenses and other	(796)	421
Income taxes receivable	3,136	2,643
Accounts payable	2,317	(5,990)
Deferred revenue	476	(179)
Other accrued liabilities	1,863	(3,123)
Deferred rent and other	1,425	577

Net cash provided by operating activities	16,314	4,719

Cash flows from investing activities:
Sales of marketable securities available-for-sale	14,086	7,060
Purchases of marketable securities available-for-sale	(17,993)	(4,118)
Purchases of property and equipment	(2,058)	(12,622)
Proceeds from disposal of property and equipment	—	131
Capitalization of service and product development costs	(2,418)	(4,512)
Acquisition of businesses, net of cash acquired and fair value of common stock issued	—	(4,270)
Other assets	(623)	(570)
Payment of deferred acquisition payments	(3,500)	(2,000)
Payment of transaction costs related to acquisitions	(1,398)	(1,844)

Net cash used in investing activities	(13,904)	(22,745)

Cash flows from financing activities:
Exercise of stock options	98	5,554
Contributions from minority interest	—	1,681
Purchase of treasury stock	—	(5,004)

Net cash provided by financing activities	98	2,231

—Continued—

See notes to condensed consolidated financial statements.

QRS Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Net increase (decrease) in cash and cash equivalents	$2,508	$(15,795)
Cash and cash equivalents at beginning of period	15,372	34,412

Cash and cash equivalents at end of period	$17,880	$18,617

Other cash flow information:
Taxes paid during the period	$—	$69

Noncash financing activities:
Deferred acquisition payments	$—	$5,000
Fair value of common stock issued	3,847	131,177
Fair value of stock options assumed	1,044	9,367
Fair value of warrants issued	1,372	—
Fair value of restricted stock awarded	3,927	—
Unrealized gain (loss) from investments	(78)	147
Unrealized loss from foreign currency exchange	(46)	—
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

—Concluded—

See notes to condensed consolidated financial statements.

QRS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL

    We market our products and services as a comprehensive family known as the "QRS Tradeweave Retail Network" that provides customers with a single integrated source for implementing collaborative business-to-business (B2B) ecommerce solutions. The QRS Tradeweave Retail Network consists of the Tradeweave Message Exchange, which provides the infrastructure that allows retailers and their trading partners to exchange business documents and information electronically; Tradeweave Business Intelligence (comprised of Tradeweave Product Catalog, Tradeweave Sales and Inventory Analysis, and Tradeweave Retail Intelligence Services) which enables our customers to leverage product and consumer information in their strategic and tactical decision making process; Tradeweave Collaboration and Commerce Platform (comprised of Tradeweave Sourcing, Tradeweave Merchandising and Tradeweave Logistics), which offers our customers a unified system to source, merchandise, conduct commerce and track product information; and Tradeweave Services (comprised of Tradeweave Digital Photography, Tradeweave Professional Services and Tradeweave Tags and Label Services), which encompasses solutions consulting and merchandise tagging solutions, and digital imaging (see Notes 3 and 9).

    We have prepared the condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 2000 is derived from our audited consolidated financial statements as of that date.

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

    The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results anticipated for the full year.

    During the third quarter of 2001, we changed our accounting policy to require that all subsequent expenditures for property and equipment other than leasehold improvements be capitalized and depreciated on a straight-line basis over their useful lives of 30 months. Expenditures for property and equipment acquired prior to this change other than leasehold improvements were capitalized and will continue to be depreciated on a straight-line basis over their estimated useful lives, which were generally five years for furniture, fixtures and equipment. We continue to amortize leasehold improvements over the remaining period of the lease or over the estimated useful life of the improvement, whichever is shorter. We made this change to reflect the economic usefulness of our property and equipment, and management believes that this change will not have a material effect on our financial position.

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

    We assumed the outstanding stock options under the Tradeweave Non-Qualified Stock Option Plan, which were converted to stock options to purchase 138,369 shares of our common stock. The fair value of the stock options assumed was $1.0 million determined using the Black-Scholes method with the following assumptions: expected life of 4 years, volatility of 88%, weighted average risk-free interest rate of 6%, and expected dividend rate of 0%. Additionally, we issued warrants to purchase 140,000 shares of our common stock at a price of $11.0625 per share with a fair value of $1.4 million (determined using the Black-Scholes method) to Mr. Johnson and Mr. Saloner. The warrants become exercisable in equal amounts over a four-year period and expire on January 31, 2005. The intrinsic value of unvested stock options assumed has been included in the financial statements as deferred compensation and is amortized over the remaining vesting period. The acquisition was accounted for as a purchase transaction.

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

Fair value of common stock issued	$3,847
Fair value of stock options assumed	1,044
Fair value of warrants issued	1,372
Transaction costs	1,750

Total purchase price	$8,013

Preliminary allocation of purchase price:
Goodwill	$5,471
Current technology	1,523
Trademark	821
Vendor Relationships and other	877
Assembled workforce	335
Intrinsic value of unvested options assumed	59
Deferred income taxes	(1,073)

Total allocation of purchase price	$8,013

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

3. RESTRUCTURING EXPENSES AND IMPAIRMENT LOSS

    On February 6, 2001, we announced a reorganization plan that included the full integration of the operations of QRS and Tradeweave (Note 2) and an alignment of our organization with a single business strategy focused on enhanced synergies within QRS with resulting cost reductions. We recorded restructuring expenses of $1.0 million during the third quarter of 2001 associated with facilities closure; and recorded $4.1 million in restructuring expenses during the nine months ended September 30, 2001, comprised of severance of $1.6 million and stock-based compensation of $507,000 for 77 involuntary terminations throughout QRS, and facilities closure expense of $2.0 million.

    In September 2001, we shut down our Digital Photography Group due to nonperformance, and as a result, we recorded restructuring expenses of $1.1 million during the third quarter of 2001, comprised of severance of $127,000 for 17 involuntary terminations within the Digital Photography Group, and facilities closure expense of $993,000. Additionally, we recognized an impairment loss of $10.4 million resulting from the write-off of unamortized goodwill and other intangible and tangible assets associated with our Digital Photography Group. We acquired this line of business in connection with our acquisition of Image Info in January 2000. Impairment loss also includes a charge of $500,000 during the third quarter of 2001 related to the write-off of the carrying value of a web-portal, which was under construction.

    Restructuring expenses and the related liability as of and for the nine months ended September 30, 2001 were as follows:

	Expense	Non-cash		Payments		Liability as of September 30, 2001
Severance	$1.7 million			$(1.4 million	)	$0.3 million
Stock-based compensation	0.5 million	$(0.5 million	)			—
Facilities (1)	3.0 million			(0.4 million	)	2.6 million

Total	$5.2 million	$(0.5 million	)	$(1.8 million	)	$2.9 million

(1)
In the second and third quarters of 2001, we changed our estimate of exit costs from the Tradeweave facility due to declining real estate market conditions. Our original estimate of $550,000 in the first quarter of 2001 was increased to $950,000 in the second quarter of 2001 and to $2.0 million in the third quarter of 2001.

    The employee severance of $1.7 million includes severance benefits and outplacement services. All terminations and termination benefits were communicated to the affected employees prior to March 31, 2001 and September 30, 2001, respectively, and the severance liability (included in Accrued compensation) is expected to be paid in full by the first quarter of 2002.

    The facility closure expense of $3.0 million to close excess facilities was incurred in connection with the closure of the Tradeweave and Digital Photography facilities. These exit costs include payments required under non-cancelable operating leases, which will be paid over the respective lease terms (less estimated sublease income) through fiscal 2010 after the facilities have been vacated. The outstanding liability related to facilities closure totaled $2.6 million at September 30, 2001, of which $868,000 is included in "Other accrued liabilities" and $1.7 million included in "Deferred rent and other" in the accompanying Balance Sheet.

4. EARNINGS (LOSS) PER SHARE

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

    The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Shares used to compute basic EPS	15,503,379	14,613,804	15,295,461	14,448,294
Add: effect of dilutive securities	—	—	—	—

Shares used to compute diluted EPS	15,503,379	14,613,804	15,295,461	14,448,294

    Potentially dilutive shares for the quarters ended September 30, 2001 and 2000 were 323,098 shares and 169,986 shares, respectively. Potentially dilutive shares for the nine months ended September 30, 2001 and 2000 were 286,103 and 652,104, respectively, which have been excluded from the shares used in calculating diluted loss per share because their effect is antidilutive.

5. RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill. Under a nonamortization approach, goodwill will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will have impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business".

    SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB No. 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We are in the process of evaluating the potential impact the adoption of SFAS No. 144 will have on our consolidated financial position or results of operations.

6. INCOME TAXES

    We recorded an income tax benefit of $5.5 million and $6.7 million for the three and nine months ended September 30, 2001, respectively resulting from the write-off of goodwill and intangible assets and other tangible assets associated with the shutdown of our Digital Photography Group, net of the non-deductibility of purchase accounting amounts related to the acquisition of Tradeweave's minority interest. We recorded an income tax benefit of $376,000 and $1.1 million for the three and nine months ended September 30, 2000, respectively, which reflects the non-deductibility of purchase accounting amounts related to the acquisitions of RockPort and Image Info.

7. COMMON STOCK AND STOCK OPTIONS

    On December 19, 2000, our Compensation Committee approved the implementation of a restricted share award program pursuant to the stock issuance provisions of the 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"). Under the terms of the program, each officer (from Vice

President level and above) was given the opportunity to surrender his or her outstanding options under the 1993 Plan with an exercise price of $15.00 or more per share in return for a restricted share award at an exchange ratio of three option shares surrendered for every one share of common stock awarded under the restricted share program. When the restricted share awards were made under the program on January 3, 2001, the fair market value of our common stock was $13.69 per share. The executive officers surrendered options covering a total of 875,126 shares of our common stock with a weighted average exercise price of $41.88 per share in return for an aggregate of 286,876 shares of our common stock subject to their restricted share awards. The restricted shares subject to each such award will be issued in a series of six successive equal semi-annual installments upon the individuals' completion of each successful six months of continued employment with us. The shares are fully vested upon their issuance, and on April 30, 2001, we issued 95,691 shares of our common stock under the program.

    The fair value of the 286,876 shares awarded was $3.9 million at January 3, 2001, and has been included in the financial statements as deferred compensation, and is being amortized ratably over the remaining vesting period. In the third quarter of 2001, no awards of restricted shares were subject to accelerated vesting and 4,167 awards of restricted shares were cancelled. During the first nine months of 2001, awards of restricted shares subject to accelerated vesting and cancellation were 56,366 and 22,396, respectively. Stock-based compensation expense recognized during the three and nine months ended September 30, 2001 was $227,000 and $1.7 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2001 includes expense from accelerated vesting of restricted stock in the amount of $772,000 of which $507,000 was included in restructuring expenses (see Note 3). As of September 30, 2001, shares outstanding under the restricted share award program were 168,788.

8. COMMITMENTS AND CONTINGENCIES

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

    On March 8, 2001, Gladson filed its First Amended Complaint (FAC) for injunctive relief and damages in the sum of $3.5 million and for punitive damages in the sum of $5.0 million. The FAC asserts claims for breach of written contract, unfair competition, misappropriation of trade secrets, conversion, fraud, false designation of origin, intentional and negligent interference with prospective business advantage, and conspiracy. On March 21, 2001, we filed a motion to dismiss the FAC on strictly legal grounds. On May 4, 2001, the Court granted our motion to dismiss as to Gladson's claims for unfair competition, conspiracy, fraud and intentional negligent interference with prospective business advantage; on the last two dismissed claims, the Court gave Gladson leave to amend such claims. After we raised procedural defects to Gladson's Second Amended Complaint, Gladson elected to file a Third Amended Complaint on or about July 19, 2001. We filed our Answer to Gladson's Third Amended Complaint on August 24, 2001.

    The case is now entering the discovery phase and initial disclosures relating to anticipated witnesses, relevant documents and alleged damages were required to be exchanged between the parties on or before October 31, 2001. We served our initial disclosure on October 31, 2001. We have not yet received Gladson's initial disclosure, which Gladson has withheld pending the Court's entry of a stipulated protective order concerning confidential information. We anticipate that the protective order will be entered and the initial disclosure will be completed by November 12, 2001. Thereafter, the parties may propose written discovery requests and notice depositions. The Court has ordered a case management conference for January 18, 2002, at which time we anticipate that the Court will set dates for trial and the close of discovery.

    Based upon the investigation to date, we intend to vigorously deny all claims made by Gladson and, furthermore, believe that such claims are entirely without merit. We anticipate filing a motion for summary judgement disposing of this lawsuit at the close of discovery. No accrual for alleged damages has been made in conjunction with this matter.

9. SEGMENT INFORMATION

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

    Our products and services, which we deliver and can be accessed over the Internet and private networks, are organized into four categories: Tradeweave Message Exchange, which provides the infrastructure that allows retailers and their trading partners to exchange business documents and information electronically; Tradeweave Business Intelligence (comprised of Tradeweave Product Catalog, Tradeweave Sales and Inventory Analysis, and Tradeweave Retail Intelligence Services) which enables our customers to leverage product and consumer information in their strategic and tactical decision making process; Tradeweave Collaboration and Commerce Platform (comprised of Tradeweave Sourcing, Tradeweave Merchandising and Tradeweave Logistics), which offers our customers a unified system to source, merchandise, conduct commerce and track product information; and Tradeweave Services (comprised of Tradeweave Digital Photography—see Note 3, Tradeweave Professional Services, and Tradeweave Tags and Label Services), which encompasses solutions consulting, digital imaging and merchandise tagging solutions.

    We classify our business segments into two reportable operating segments based on the way we are managing our business: Tradeweave Message Exchange, Catalog and Related Services, comprised of Tradeweave Message Exchange, Tradeweave Product Catalog, Tradeweave Retail Intelligence Services, Tradeweave Digital Photography—See Note 3 and Tradeweave Tags and Label Services and Tradeweave Collaboration and Related Services, comprised of Tradeweave Collaboration and Commerce Platform, Tradeweave Sales and Inventory Analysis, and Tradeweave Professional Services. We evaluate performance and allocate resources based on revenues and operating earnings (loss), which includes allocated corporate general and administrative expenses, sales and marketing expenses and customer support and information delivery expenses. Unallocated assets include cash and cash equivalents, marketable securities available-for-sale, accounts receivable, income taxes receivable, prepaid expenses and other current assets, the net book value of property and equipment, deferred income tax assets and other non-current assets.

    Financial information for our reportable business segments as of and for the nine months ended September 30, 2001, and as of December 31, 2000 and for the nine months ended September 30, 2000 is as follows (in thousands):

    As of and for the nine months ended September 30, 2001:

	Tradeweave Message Exchange, Catalog and Related Services	Tradeweave Collaboration and Related Services	Total
Revenues	$95,064	$13,179	$108,243
Operating earnings (loss)	(7,214)	(32,658)	(39,872)
Intangible assets (including goodwill), net	13,662	114,445	128,107
Capitalized service and product development costs, net	2,631	5,509	8,140
Impairment loss	10,930	—	10,930
Amortization of intangible assets (including goodwill)	6,687	16,221	22,908
Amortization of capitalized service and product development costs	791	2,507	3,298

    Reconciliation to total assets as reported as of September 30, 2001:

Assets:
Total reportable segments	$136,247
Unallocated amounts:
Cash and cash equivalents	17,880
Marketable securities available-for-sale	16,090
Accounts receivable, net	25,470
Prepaid expenses and other	3,755
Income taxes receivable	92
Property and equipment, net	15,959
Other assets	2,225

Total assets as reported	$217,718

    As of December 31, 2000 and for the nine months ended September 30, 2000 (1):

	Tradeweave Message Exchange, Catalog and Related Services	Tradeweave Collaboration and Related Services	Total
Revenues	$98,439	$11,081	$109,520
Operating earnings (loss)	11,468	(47,440)	(35,972)
Intangible assets (including goodwill), net	35,264	115,188	150,452
Capitalized service and product development costs, net	2,137	6,884	9,021
Amortization of intangible assets (including goodwill)	5,282	12,471	17,753
Amortization of capitalized service and product development costs	876	2,049	2,925
In-process research and development	—	17,880	17,880

    Reconciliation to total assets as reported as of December 31, 2000:

Assets:
Total reportable segments	$159,473
Unallocated amounts:
Cash and cash equivalents	15,372
Marketable securities available-for-sale	12,261
Accounts receivable, net	27,292
Prepaid expenses and other	2,959
Income taxes receivable	3,228
Property and equipment, net	22,373
Deferred income tax assets	1,666
Other assets	3,496

Total assets as reported	$248,120

(1)
In order to provide comparative segment information, the previously reported segment information as of December 31, 2000 and for the nine months ended September 30, 2000 has been reclassified.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following information should be read in conjunction with the condensed historical financial information and related notes included in Item I of this quarterly report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001.

    The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, believes, intentions or strategies regarding the future. All forward-looking statements in this report are based upon information available to us as of the date of this report and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from the results discussed in the forward-looking statements as a result of a number of factors and risks discussed in "Risks and Uncertainties" below and elsewhere in this report, and in other QRS filings with the Securities and Exchange Commission.

  GENERAL

    We market our products and services as a comprehensive family known as the "QRS Tradeweave Retail Network" that provides customers with a single integrated source for implementing collaborative B2B ecommerce solutions. We derive revenues from four principal sources: Tradeweave Message Exchange, which provides the infrastructure that allows retailers and their trading partners to exchange business documents and information electronically; Tradeweave Business Intelligence (comprised of Tradeweave Product Catalog, Tradeweave Sales and Inventory Analysis, and Tradeweave Retail Intelligence Services), which enables our customers to leverage product and consumer information in their strategic and tactical decision making process; Tradeweave Collaboration and Commerce Platform (comprised of Tradeweave Sourcing, Tradeweave Merchandising, and Tradeweave Logistics), which offers our customers a unified system to source, merchandise, conduct commerce and track product information; and Tradeweave Services (comprised of Tradeweave Digital Photography, Tradeweave Professional Services and Tradeweave Tags and Label Services), which encompass solutions consulting, digital imaging and merchandise tagging solutions. We classify our business segments into two reportable segments based on the way we are managing our business: Tradeweave Message Exchange, Catalog and Related Services and Tradeweave Collaboration and Related Services (see Notes 3 and 9 to the Condensed Consolidated Financial Statements).

  RESULTS OF OPERATIONS

  Revenues

    Revenues were $35.6 million for the third quarter of 2001, compared to revenues of $37.9 million for the third quarter of 2000. Revenues were $108.2 million for the first nine months of 2001, compared to revenues of $109.5 million for the first nine months of 2000. Revenues from Tradeweave Message Exchange, Catalog and Related Services were $32.5 million for the third quarter of 2001, compared to revenues of $32.8 million for the third quarter of 2000. For the first nine months of 2001 and 2000, revenues from Tradeweave Message Exchange, Catalog and Related Services were $95.0 million and $98.4 million, respectively. Revenues from Tradeweave Collaboration and Related Services were $3.1 million for the third quarter of 2001, compared to $5.1 million for the third quarter of 2000. For the first nine months of 2001 and 2000, revenues from Tradeweave Collaboration and Related Services were $13.2 million and $11.1 million, respectively. The decrease in revenues from Tradeweave Message Exchange, Catalog and Related Services was primarily attributable to decreases in electronic data exchange and Digital Photography partially offset by increases in other areas and pricing adjustments to reflect market conditions and value delivered. We expect continued pricing pressure and risk of customer losses due to a competitive environment, particularly in the electronic data exchange area. The decrease in revenues from Tradeweave Collaboration and Related Services results primarily from lower application licensing fees.

  Cost of Revenues

    Cost of revenues consists primarily of the cost of purchasing network services, the costs of our data center and technical enablement, customer support and professional services personnel, and amortization of capitalized service and product development costs. Cost of revenues was $63.1 million for the nine months ended September 30, 2001 compared to $63.0 million for the nine months ended September 30, 2000. Cost of revenues decreased by 9% to $21.0 million for the third quarter of 2001 from $23.1 million for the third quarter of 2000. The decrease was principally due to cost reductions achieved under a long-term contract with IBM for message exchange services, which became effective on January 1, 2001, partially offset by an increase in costs for our professional services personnel associated with our expanded product offerings, and an increase in costs for our data center and technical customer support services group. The gross profit margin was 41% and 39% for the third quarters of 2001 and 2000, respectively.

  Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of personnel and related costs of our sales and marketing organizations, as well as the costs of various marketing programs. Sales and marketing expenses decreased by 17% to $7.5 million for the third quarter of 2001, from $9.0 million for the third quarter of 2000. Sales and marketing expenses decreased by 3% to $22.3 million for the first nine months of 2001, from $23.0 million for the first nine months of 2000. This decrease is due to reductions in marketing expenses as a result of brand consolidation partially offset by growth in our international sales organization.

  Service and Product Development Expenses

    Service and product development expenses consist primarily of personnel and equipment costs related to research, development and implementation of new services and enhancement of existing services. Service and product development expenses were $2.9 million for both the third quarter of 2001 and 2000. Service and product development expenses increased by 43% to $9.3 million for the first nine months of 2001, from $6.5 million for the first nine months of 2000. The increase in service and product development expenses is due to a reduction in capitalizable costs. Capitalized service and product development costs decreased by $2.1 million for the first nine months of 2001 compared to the first nine months of 2000.

  General and Administrative Expenses

    General and administrative expenses consist primarily of the personnel and related costs of our finance and administrative organizations, as well as professional fees and other costs. General and administrative expenses decreased by 38% to $4.3 million for the third quarter of 2001, from $6.9 million for the third quarter of 2000. General and administrative expenses decreased by 17% to $14.3 million for the nine months ended September 2001, from $17.3 million for the nine months ended September 30, 2000. The decrease in general and administrative expenses for the three and nine months ended September 30, 2001 resulted from cost cutting measures implemented earlier in the year. General and administrative expenses for the nine months ended September 30, 2001 include one time charges of $275,000, comprised of severance and stock-based compensation related to the accelerated vesting of awards of shares of our common stock under a restricted share award program.

  Acquisitions and Amortization of Intangible Assets (including Goodwill)

    In connection with the acquisitions of Image Info and RockPort in 2000, we expensed $17.9 million ($9.4 million for Image Info and $8.5 million for RockPort, representing 18% and 8% of the purchase prices, respectively) of in-process research and development (IPR&D) related to eight software applications research projects under development for which technological feasibility had not been established as of the acquisition dates. The value of each project was determined through the income approach, which involved discounting cash flows to be derived from the future products to present value using discount rates ranging from 22.5% to 28.5%. The discount rates were developed by computing the weighted average cost of capital of established companies similar in operations and then increased to reflect the additional risk for technology under development since these projects have not reached technological feasibility. The revenue and expense projections were based on historical trends and future expectations for the acquired companies and QRS. These projects have been completed and the actual costs were in line with estimates. However, failure to successfully introduce these products into the marketplace could adversely affect our future sales and profitability. Additionally, the value of other intangible assets, including goodwill, may become impaired. Management believes that the IPR&D charge of $17.9 million is valued consistent with the SEC staff's current views regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not object to any assumptions used in our valuation model and require a revision in the amounts allocated to IPR&D.

    On February 9, 2001, we acquired the outstanding capital stock not previously held by us in Tradeweave, under a merger agreement. The total acquisition cost was $8.0 million, comprised of 334,774 shares of our common stock valued at $3.8 million for 4,347,711 shares of Tradeweave common stock and preferred stock held by Peter R. Johnson, Chairman of our Board of Directors, Garth Saloner, a member of our Board of Directors, and certain Tradeweave employees who held shares pursuant to the exercises of Tradeweave stock options; transaction costs of $1.8 million and the fair value of employee options assumed of $1.0 million and the fair value of warrants issued to investors of $1.4 million.

    We assumed the outstanding stock options under the Tradeweave 1999 Stock Option/Issuance Plan, which were converted to options to purchase 138,369 shares of our common stock. The fair value of the stock options assumed was $1.0 million determined using the Black-Scholes method. Additionally, we issued warrants to purchase 140,000 shares of our common stock at a price of $11.0625 per share with a fair value (determined using the Black-Scholes method) of $1.4 million to Mr. Johnson and Mr. Saloner. The warrants become exercisable in equal amounts over a four-year period and expire on January 31, 2005. The intrinsic value of unvested stock options assumed has been included in the financial statements as deferred compensation and is amortized over the remaining vesting period. The acquisition was accounted for as a purchase transaction.

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

    Amortization of intangible assets consists primarily of amortization of goodwill and amortization of other intangible assets, including current technology, tradenames, customer lists, workforce and non-compete agreements. Amortization of intangible assets was $7.9 million and $7.0 million (of which $4.3 million and $3.9 million represented goodwill amortization) for the third quarters of 2001 and 2000, respectively. Amortization of intangible assets was $22.9 million and $17.8 million (of which $9.7 million and $3.5 million represented goodwill amortization) for the nine months ended

September 30, 2001 and 2000, respectively. The increases in amortization of intangible assets were primarily due to the timing of the acquisitions during the three and nine months ended September 30, 2001 and 2000. After January 1, 2002, under SFAS No. 142 the elimination of goodwill amortization is expected to reduce operating expenses by approximately $17.0 million and increase net earnings by approximately $17.0 million, for the year ending December 31, 2002, compared with 2001. In connection with our adoption of SFAS No. 142, we plan to complete an initial goodwill impairment assessment to determine if a transition impairment charge will be recognized under SFAS No. 142 (see Note 5 to the Condensed Consolidated Financial Statements).

  Restructuring Expenses and Impairment Loss

    On February 6, 2001, we announced a reorganization plan that included the full integration of the operations of QRS and Tradeweave (Note 2 to the Condensed Consolidated Financial Statements) and an alignment of our organization with a single business strategy focused on enhanced synergies within QRS with resulting cost reductions. We recorded restructuring expenses of $1.0 million during the third quarter of 2001 associated with facilities closure; and recorded $4.1 million in restructuring expenses during the nine months ended September 30, 2001, comprised of severance of $1.6 million and stock-based compensation of $507,000 for 77 involuntary terminations throughout QRS, and facilities closure expense of $2.0 million.

    In September 2001, we shut down our Digital Photography Group due to nonperformance, and as a result, we recorded restructuring expenses of $1.1 million during the third quarter of 2001, comprised of severance of $127,000 for 17 involuntary terminations within the Digital Photography Group, and facilities closure expense of $993,000. Additionally, we recognized an impairment loss of $10.4 million resulting from the write-off of unamortized goodwill and other intangible and tangible assets associated with our Digital Photography Group. We acquired this line of business in connection with our acquisition of Image Info in January 2000. Impairment loss also includes a charge of $500,000 during the third quarter of 2001 related to the write-off of the carrying value of a web-portal, which was under construction.

    As of September 30, 2001, the accrued liability related to our reorganization and the shutdown of our Digital Photography Group was $2.9 million, comprised of severance of $300,000 and facilities closure of $2.6 million. We expect to pay the remaining severance liability by the first quarter of 2002, and the remaining obligation related to our termination of non-cancelable operating leases will be paid over the respective lease terms through fiscal 2010.

    While we do not believe that we have ever had an event which would indicate that the recoverability of the carrying value of our remaining long-lived assets should be assessed, we will be completing a strategic review of our product and service offerings and we introduced enhanced Wed-based versions of our Tradeweave Sourcing and Merchandise Planning applications to the retail community during the fourth quarter of 2001, and we are in the process of finalizing our operating budget for fiscal 2002. Additionally, we appointed Elizabeth "Liz" Fetter as our president and chief executive officer to lead our senior management team in refining and implementing our strategy to improve performance and growth of our business. We will be evaluating whether there is any change in circumstances which would cause us to assess the recoverability of the carrying amount of our remaining long-lived assets as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Such an assessment, if performed, could result in a material impairment charge.

  Interest Income

    Interest income consists primarily of interest earned on cash, cash equivalents and marketable securities. Interest income was $337,000 and $257,000 for the third quarter of 2001 and 2000,

respectively. Interest income was $1.0 million and $1.1 million for the nine months ended September 30, 2001 and 2000, respectively. Changes in interest income reflect the average amount of our investment balances in each period.

  Income Taxes

    We recorded an income tax benefit of $5.5 million and $6.7 million for the three and nine months ended September 30, 2001, respectively, resulting from the write-off of goodwill and intangible assets and other tangible assets associated with the shutdown of our Digital Photography Group, net of the non-deductibility of purchase accounting amounts related to the acquisition of Tradeweave's minority interest. We recorded an income tax benefit of $376,000 and $1.1 million for the three and nine months ended September 30, 2000, respectively, which reflects the non-deductibility of purchase accounting amounts related to the acquisitions of RockPort and Image Info. The difference between our expected annualized effective income tax rate of negative 17% and the combined federal and state statutory rates of approximately negative 40% is primarily due to acquisition-related charges that were not deductible for tax purposes.

  LIQUIDITY AND CAPITAL RESOURCES

    Our working capital decreased from $35.9 million at December 31, 2000 to $34.9 million at September 30, 2001. Cash, cash equivalents and short-term marketable securities available-for-sale increased from $25.5 million at December 31, 2000 to $32.4 million at September 30, 2001. Total assets decreased from $248.1 million at December 31, 2000 to $217.7 million at September 30, 2001 and total liabilities decreased from $37.0 million at December 31, 2000 to $30.8 million at September 30, 2001.

    The increase of $6.9 million in cash, cash equivalents and short-term marketable securities available-for-sale from December 31, 2000 to September 30, 2001 resulted primarily from an overall reduction in accounts receivable of $1.8 million, an income tax refund of $3.1 million, and $12.4 million in cash flows from other operating activities, partially offset by payments of $1.4 million in acquisition related transaction costs, $3.5 million related to deferred acquisition payments, $1.8 million in severance and facilities closure liability and $4.5 million for capital expenditures (including service and product development costs). Net cash flows from operating activities were $16.3 million for the nine months ended September 30, 2001, which were primarily attributable to the $32.1 million net loss adjusted for the amortization and depreciation of intangible and other assets of $32.3 million and stock based compensation of $1.7 million.

    Under a stock repurchase program authorized by our Board of Directors, we are authorized to repurchase our common stock from time to time up to $8.1 million. We are authorized to repurchase common stock in both open market and block transactions. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. We did not repurchase any shares of our common stock during the quarter ended September 30, 2001.

    Management believes that the cash and cash equivalents at September 30, 2001, and cash anticipated to be generated from future operations, will be sufficient to meet our working capital needs and capital expenditures in the next twelve months. After that time, we cannot be certain that additional funding will be available on acceptable terms or at all. If we require additional capital resources to grow our business, execute our operating plans or acquire complementary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities, which may result in additional dilution to our stockholders. We have no plans to pay dividends with respect to common stock in the foreseeable future.

  RISKS AND UNCERTAINTIES

    The following risks and uncertainties, in addition to the other information contained in this report, should be considered carefully when evaluating us and our prospects. This report (including, without limitation, the following risks and uncertainties) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) regarding QRS and our business, financial condition, results of operations and prospects. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and other similar expressions or variations of such words are intended to identify forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, and other statements regarding matters that are not historical are forward-looking statements.

    Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

  We face uncertainty as to operating results in the fourth quarter.

    We face uncertainty in the degree to which the continuing poor performance in the retail industry and the current economic slowdown will negatively affect use of our services and purchases of our software applications by our existing and potential customers. We currently anticipate many potential customers of our Collaboration applications extending the sales process. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results and financial condition. We may not be able to accurately anticipate the magnitude of these impacts on future quarterly results.

  We have experienced significant losses in recent periods. Our future results will be adversely affected by several types of non-cash charges.

    We have recently incurred significant losses, including net loss of $32.1 million and $42.4 million for the nine months ended September 30, 2001 and fiscal year ended December 31, 2000, respectively. We will incur non-cash charges in the future related to the amortization of the remaining intangible assets, including technology and goodwill related to the acquisitions of RockPort, Image Info and Retail Data Services and the acquisition of the outstanding minority interest of Tradeweave. In addition, we have incurred and in future periods may incur non-cash charges related to the impairment of the remaining intangible assets and non-cash charges related to stock compensation. We cannot assure you that revenues will grow or that we will achieve profitability in the future. Our ability to increase revenues and achieve profitability will be affected by other risks and uncertainties described in this report. Our failure to achieve profitability could cause our stock price to decline, and our ability to finance our operations could be materially adversely affected.

  The terrorist attacks that took place in the United States on September 11, 2001, are an unprecedented event that have created many economic and political uncertainties, some of which may harm our business and prospects.

    The terrorist attacks that took place in the United States on September 11, 2001 have adversely impacted many businesses, including ours, in multiple ways. The national and global responses to these terrorist attacks, many of which are still being formulated, may materially adversely affect us in ways we cannot predict at present. Some of the possible material adverse impacts to our business include, but are not limited to:

  •
  reduced activity in the retail industry, resulting in a reduced demand for and use of our Tradeweave Message Exchange and Catalog services;

  •
  the lengthening of our sales cycles for our Tradeweave Sourcing solutions, which might result from a number of factors, such as customers addressing other business concerns that they deem more immediately after the events of September 11 and changes in security measures for passenger air travel and reductions in available commercial flights which may make it more difficult for our sales force to schedule face-to-face meetings with prospects and to negotiate and consummate transactions;

  •
  possible reductions, delays or postponements in spending on supply chain software and solutions by the retail industry as a result of reduced capital expenditures;

  •
  reduced demand for our excess facilities capacity as a result of an economic slowdown, thereby reducing sublease revenue; and

  •
  increased insurance expense, particularly for workers compensation, property and errors and omissions.

  Our operating results may fluctuate from quarter to quarter.

    Our future quarterly operating results may vary and we could experience reduced levels of earnings or losses in one or more quarters. Fluctuations in our quarterly operating results could result from a variety of factors, including:

  •
  changes in the demand for our services and the use of our existing services;

  •
  changes in customer buying patterns;

  •
  changes in our pricing policies or those of our competitors;

  •
  market acceptance of new and enhanced versions of our services and products;

  •
  changes in operating expenses;

  •
  changes in our strategy;

  •
  introduction of alternative technologies by our competitors;

  •
  effect of potential acquisitions and the integration and management of acquired products; and

  •
  industry and general economic factors.

    We cannot control these factors. Due to these factors and other risks discussed in this report, period-to-period comparisons of our results of operations may not reflect our future performance.

  We may not be able to effectively integrate or manage our newly acquired companies and their products.

    In 2000, we acquired two companies and their products including software applications. In early 2001, we acquired the minority interest of our subsidiary, Tradeweave, and integrated its operations into ours. We have limited experience in integrating and managing acquired companies and selling products such as software applications and related services that produce revenue on a one-time license fee basis rather than a recurring revenue model. In September 2001, we shut down our Digital Photography Group due to nonperformance. We acquired this line of business in connection with our acquisition of Image Info in January 2000. We cannot assure you that we will be successful in integrating the other acquired companies and their products into our business and financial model. If we are unable to successfully integrate or manage our other acquired companies and their products, our business, results of operations and financial condition may be harmed.

  Our operating results will suffer if we cannot accurately forecast our revenue.

    We expanded our service and product offerings in the past twelve months to include many services and products that do not fit in our traditional network-based recurring revenue business model. As a result of our limited operating history in software licensing and transaction-based marketplace and exchange pricing, it is difficult to forecast our revenue accurately. If our revenue falls short of our expectations in any quarter, our operating results would be harmed. In addition, the revenue and income potential of some of our services and products are unproven, and some of the markets we are addressing are in the early stages of development.

  The market for B2B ecommerce services is intensely competitive.

    We compete with a number of companies providing B2B ecommerce services as well as companies providing software and services to the retail industry. The intensity of competition in our markets has significantly increased, especially in B2B ecommerce services, and we expect it to increase in the future. We believe the principal factors on which we compete include:

  •
  breadth and quality of services;

  •
  price;

  •
  customer base;

  •
  customer service and support;

  •
  retail industry focus, presence and knowledge;

  •
  product, merchandise and other related content; and

  •
  enabling inter-enterprise relationships.

    Many of our existing and potential competitors have financial, marketing or technological resources that exceed our own resources, and we cannot assure you that we will be able to compete successfully. Competition may affect our ability to gain new customers and retain and expand business with our existing customers. It may also affect the range of services we can offer to our customers. In addition, in-house systems and third-party software providers are also significant competitors to our services. Some of our potential competitors have longer operating histories, larger customer bases, and greater brand recognition in B2B ecommerce markets than we do. In addition, other companies may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies. As a result, some of our competitors with other revenue or investment sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to product and service development than we can, which may adversely affect our business.

  Some of our newer products are sold on a license fee basis.

    Some of our newer products such as Tradeweave Sourcing solutions are sold on a license fee basis. We would expect to derive a significant portion of revenues from Tradeweave Sourcing in each quarter from a small number of relatively large license sales. Moreover, due to customer purchasing patterns, we typically realize a significant portion of our software license revenues in the last few weeks of a quarter. As a result, we are subject to significant variations in license revenues and results of operations if we incur any delays in customer purchases. If in any future period we fail to close one or more substantial license sales, our operating results for that period could be seriously harmed.

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

  The success of our business depends on our customers' continuing use and acceptance of our B2B ecommerce services.

    Currently, our revenues are primarily derived from the use of our B2B ecommerce services by retailers and their trading partners. As a result, the success of our business depends upon:

  •
  our current customers' continued use of our services at anticipated levels;

  •
  our current customers' adoption and acceptance of additional services that we currently offer and will offer in the future; and

  •
  our ability to attract new customers and their acceptance of our current and future service offerings.

    The retail industry is often characterized as being conservative in its approach to adopting new technologies. Many of our customers are new to the use of B2B ecommerce practices and may not have sufficient resources or properly trained personnel to utilize our services. If we are unable to increase customer acceptance of our current service offerings and achieve market acceptance of our future service offerings, our business, results of operations and financial condition will be materially adversely affected.

  Because our products and services are complex and perform mission-critical functions, we are vulnerable to product defect and product liability claims.

    Our software products are complex and perform critical functions for our customers. Consequently, our product and service offerings have inherent risks. For example, our software products may contain undetected errors or failures when first introduced or as new versions are released. To the extent that we may have to develop new products that operate in new environments, the possibility for program errors and failures may increase due to factors including the use of new technologies or the need for more rapid product development that is characteristic of the Internet market. Despite pre-release product testing by our current and potential customers', there still may be errors in our products, even after we commence commercial shipments. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that limitation of liability provisions may not be effective as a result of existing or future laws or judicial decisions. Our products and services are used in business-critical applications, and consequently any errors or failures by these products and services may give rise to substantial product liability claims.

  New technology could make our existing services obsolete.

    The market for B2B ecommerce services is characterized by rapidly changing technology and continuously evolving standards. To be successful, we must adapt by continually improving the performance, features, and reliability of our products and services, or our products or services could become obsolete. We cannot assure you that we will be able to respond in a timely manner to technological changes. The ability of competitors to successfully incorporate evolving standards and technologies into new services may make our services noncompetitive. Technological changes could force us to lower the price of our services. If we fail to adapt to or incorporate new standards or technology, it may have a material adverse effect on our business, results of operations and financial condition.

  We depend on IBM for most of our Tradeweave Message Exchange services and for a substantial portion of our revenues.

    Since 1988, we have used the IBM value-added network, or VAN, as the network platform over which we provide customers with most of our Tradeweave Message Exchange services. We depend on the IBM VAN for a substantial part of our revenues and such dependence is expected to continue and last through the term of our contract, which expires December 31, 2002. Because we have no right to control the maintenance and operation of the IBM VAN, we do not control decisions that could have a material adverse impact on the operation of the VAN and consequently, on our business and results of operations. In addition, if IBM becomes unable or unwilling to provide VAN services, we would either have to provide these services directly or arrange for another third party to provide such services. We cannot assure you that we would be able to do so on a timely basis, if at all, or that the costs of any such arrangements would not materially adversely affect our business and results of operations. Disruption or unavailability of the IBM VAN may have a material adverse effect on our business, results of operations and financial condition.

    IBM currently charges us for our use of its network and messaging services by our customers. In the event that IBM decides to increase the prices that it charges us or reduces the amount of discounts or allowances after our current contract expires, we may not be able to pass along these charges to our customers. If we are unable to do so, our business and results of operations could be materially adversely affected. We recently amended our agreement with IBM to eliminate existing volume commitments and penalties for failure to meet usage requirements. We have instead agreed to purchase a certain amount of network services for a fixed fee over a two-year period ending December 31, 2002. If our use of the network services exceeds the specified usage volume, we will pay an incremental fee for such excess usage based on a schedule of charge. If our use of the network services declines, our gross margins will decrease, thereby adversely affecting our operating results.

  We have recently experienced changes in our senior management and there is no assurance our new management team will work together effectively.

    Our success depends on the ability of our management team to work together effectively. In the past two years, we have experienced significant turnover in our management team. Our current President and Chief Executive Officer joined us and our Chief Financial Officer resigned in October 2001. We are actively recruiting for the position of Chief Financial Officer. Since our President and Chief Executive Officer joined the management team so recently, the team as a whole has had a very limited time to work together. Additionally, because competition for qualified management personnel is intense, we cannot assure you that we will be able to attract, recruit and retain a qualified Chief Financial Officer. When our new Chief Financial Officer joins the management team, there is no assurance that the team will be able to work together effectively. Our business, results of operations and financial condition will be adversely affected if our senior management team does not manage us effectively or if we are unable to recruit and retain our senior management.

  Our success depends upon our ability to attract, train and retain key personnel and the ability of our management team to work together effectively.

    Our success depends significantly upon the performance of our executive officers and other key employees and the ability of our management team to work together effectively. We need to attract and train qualified technical, marketing and management personnel. We also need to retain and motivate these key personnel. In the past two years, we have experienced significant turnover in our management team. Our current President and Chief Executive Officer joined us and our Chief Financial Officer resigned in October 2001. We are actively recruiting for the position of Chief Financial Officer. Because competition for qualified management and other key personnel is intense, we cannot assure you that we will be able to attract, recruit and retain a qualified Chief Financial Officer. Additionally, our success depends on the ability of our management team to work together effectively. Due to the recent changes in our management team, there is no assurance that the team will be able to work together effectively. If we fail to recruit, train and retain necessary personnel, or if our senior management team does not manage us effectively, our business, results of operations and financial condition may be materially adversely affected.

  We depend on several key customers for our business.

    We provide services and generate revenues by enabling certain of our key retail customers and their trading partners to conduct business over our network. Estimated revenues attributable to all of the billings of any one of these customers and its trading partners may exceed 10% of our total revenues in future quarters. Also, the retail industry has recently experienced significant consolidation. If any of our retail customers consolidate, it could adversely affect our revenues. Also, our customers could elect either to develop their own B2B ecommerce services or to transfer all or a significant portion of their activities to one of our competitors, which could have a material adverse effect on our business, results of operations and financial condition.

  Damage to our data center facility could have a material adverse effect on our business and results of operations.

    Our content and application services, such as the Tradeweave Product Catalog, run on a computer system contained in our data center facility in Richmond, California. The data center is located in a single facility and we have no present intention of establishing an additional data center in a separate location. However, we have arranged for use of off-site computer facilities, if necessary, and have taken other precautions to protect ourselves and our customers from events that could interrupt delivery of our services. These precautions include off-site storage of back-up data, fire protection, and physical security systems, an early warning detection, and a Halon fire extinguishing system. Notwithstanding these precautions, we cannot assure you that a fire, earthquake, other natural disaster or terrorist attack affecting the data center would not disable our computer system. Our data center routes through independent AT&T hubs in San Francisco and Los Angeles. In the event that service through these locations is interrupted, we have back-up access through AT&T's Seattle hub. Any significant damage to our data center or disruption of its connectivity to the IBM VAN network and/or AT&T network could have a material adverse effect on our business, results of operations and financial condition.

  We may not be able to protect our proprietary technology and information.

    We rely on a combination of contracts, patent, copyright, trade secret, and trademark laws and nondisclosure agreements to protect our proprietary rights. Existing copyright laws afford only limited protection and we may not be able to police unauthorized use of our services, and proprietary technology, and information. Unauthorized third parties may be able to copy our services or otherwise obtain and use our proprietary technology and information. For example, if a competitor were able to duplicate the information contained in our product information database, our business could be adversely affected. Further, the laws of certain countries in which our services may be distributed may not protect our services and intellectual rights to the same extent as the laws of the United States. If unauthorized third parties obtain and use our proprietary technology and information, our business, results of operations and financial condition may be materially adversely affected.

  Acquisitions or investments could adversely affect our results of operations.

    We have made acquisitions in the past and we may acquire complementary businesses or technologies in the future. The success of any acquisition will depend upon, among other things, our ability to:

  •
  identify and evaluate the proposed acquisition of complementary businesses or technologies;

  •
  complete the acquisition on reasonable terms;

  •
  obtain any necessary financing;

  •
  integrate effectively the acquired personnel, operations, products or technologies; and

  •
  retain customers and motivate key personnel.

    An acquisition could distract our management and employees, increase our expenses, cause us to assume additional debt and/or issue equity, expose us to the risk that we will fail to successfully implement the acquisition, any of which may materially and adversely affect our business, results of operations and financial condition.

  IBM and AT&T could decide to compete against us.

    In April 1999, AT&T purchased IBM's Global Network and corporate networking business. We have continued to receive our network services pursuant to the terms of our IBM agreements. If AT&T markets IBM network services to the retail industry or directly to our customers or permits one or more of our competitors to use and remarket IBM's network services to the retail industry, our business, results of operations and financial condition could be materially adversely affected. IBM and AT&T are free to compete against us, and we cannot assure you that IBM and AT&T will not choose to compete with us in the future. If AT&T or IBM were to become a competitor, our business, results of operations and financial condition may be materially adversely affected.

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

    The table below presents principal amounts and related weighted average interest rates due by date of maturity for our marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At September 30, 2001, the weighted average maturity and interest rate of the marketable securities portfolio was 283 days and 3.9%, respectively.

(Amounts in thousands)	Maturity 2001	Maturity 2002	Maturity 2003	Fair Value at September 30, 2001
Corporations	$9,000	$1,000	$500	$10,574
U.S. Government Agencies	—	4,470	1,000	5,516
Average interest rate	3.59%	3.91%	5.55%

  Foreign Currency Risk

    We have no significant investments outside the United States and do not have material foreign currency risk.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000, and in our Quarterly Reports on Form 10-Q for the quarter periods ended March 31, 2001 and June 30, 2001, on September 22, 2000, Gladson and Associates, Inc. (Gladson) filed a complaint for damages, injunctive relief and declaratory relief against us in Contra Costa County Superior Court. On October 6, 2000, we removed the case to the United States District Court, Northern District of California. On February 6, 2001, the Court dismissed Gladson's complaint in its entirety with leave to amend.

    On March 8, 2001, Gladson filed its First Amended Complaint (FAC) for injunctive relief and damages in the sum of $3.5 million and for punitive damages in the sum of $5.0 million. The FAC asserts claims for breach of written contract, unfair competition, misappropriation of trade secrets, conversion, fraud, false designation of origin, intentional and negligent interference with prospective business advantage, and conspiracy. On March 21, 2001, we filed a motion to dismiss the FAC on strictly legal grounds. On May 4, 2001, the Court granted our motion to dismiss as to Gladson's claims for unfair competition, conspiracy, fraud and intentional negligent interference with prospective business advantage; on the last two dismissed claims, the Court gave Gladson leave to amend such claims. After we raised procedural defects to Gladson's Second Amended Complaint, Gladson elected to file a Third Amended Complaint on or about July 19, 2001. We filed our Answer to Gladson's Third Amended Complaint on August 24, 2001.

    The case is now entering the discovery phase, and initial disclosures relating to anticipated witnesses, relevant documents and alleged damages were required to be exchanged between the parties on or before October 31, 2001. We served our initial disclosure on October 31, 2001. We have not yet received Gladson's initial disclosure, which Gladson has withheld pending the Court's entry of a stipulated protective order concerning confidential information. We anticipate that the protective order will be entered and the initial disclosure will be completed by November 12, 2001. Thereafter, the parties may propose written discovery requests and notice depositions. The Court has ordered a case management conference for January 18, 2002, at which time we anticipate that the Court will set dates for trial and the close of discovery.

    Based upon the investigation to date, we intend to vigorously deny all claims made by Gladson and, furthermore, believe that such claims are entirely without merit. We anticipate filing a motion for summary judgment disposing of this lawsuit at the close of discovery.

Item 2. Changes in Securities and Use of Proceeds

    None

Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other information

    None

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit Number	Description
10.67	Employment Agreement executed September 24, 2001 between the Registrant and Elizabeth Fetter.

B. Reports on Form 8-K

    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

QRS CORPORATION (Registrant)
November 14, 2001	/s/ ELIZABETH FETTER Elizabeth Fetter Chief Executive Officer (Principal Financial Officer)

QuickLinks

QRS CORPORATION FORM 10-Q INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
QRS Corporation CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands) (Unaudited)
QRS Corporation CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS For the Three and Nine Months Ended September 30, 2001 and 2000 (In thousands, except share and per share amounts) (Unaudited)
QRS Corporation CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2001 and 2000 (Dollars in thousands) (Unaudited)
QRS Corporation CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2001 and 2000 (Dollars in thousands) (Unaudited)
QRS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  1. GENERAL
  2. ACQUISITIONS
  3. RESTRUCTURING EXPENSES AND IMPAIRMENT LOSS
  4. EARNINGS (LOSS) PER SHARE
  5. RECENT ACCOUNTING PRONOUNCEMENTS
  6. INCOME TAXES
  7. COMMON STOCK AND STOCK OPTIONS
  8. COMMITMENTS AND CONTINGENCIES
  9. SEGMENT INFORMATION
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