Form 10-K
period 2001-12-31
QRS CORP
filed 2002-03-21
CIK 906551

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 4, 2002, there were 15,630,898 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant as of March 4, 2002 was approximately $91,814,246 based upon the closing price for shares of the Registrant's common stock on that date as reported by The Nasdaq National Market. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QRS CORPORATION
2001 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1. BUSINESS

        Except for the historical financial information contained herein, the matters discussed in this report may be considered "forward-looking" statements under federal securities laws. Such statements include declarations regarding our intentions, beliefs, expectations or strategies. We assume no obligation to update any forward-looking statements. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to those set forth under this Item and "Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risks Relating to Our Business" as well as those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

General

        QRS Corporation ("QRS," the "Company", or "we" or "us") was established in 1988 and today is a leading provider of supply chain technology for the retail industry. Our products and services help thousands of retailers, manufacturers, suppliers, vendors, wholesalers and distributors to better plan, source, buy and sell, finance, price, merchandise, deliver and replenish products to increase revenues, decrease costs and reduce product cycle times. We provide value-added software and services to retailers, manufacturers, suppliers, vendors, wholesalers and distributors enabling them to transact business, share information, and collaborate on decisions regarding consumer demand, forecasting, inventory management, production, and logistics. Our products and services are integrated with our customers' enterprise systems in order to deliver greater benefits and efficiencies. Our solutions enable secure and profitable relationships among retailers, manufacturers, suppliers, vendors, wholesalers and distributors.

        We market our products and services in three Solutions Groups: Software Applications, Trading Community Management, and Global Services. Our Software Applications allow for automated data synchronization, collaborative sourcing and supply, financial order management, international logistics and customs management, collaborative planning and online merchandising. Our Software Applications include both enterprise applications installed on customers' computer systems as well as hosted applications installed on our computer systems. Our Trading Community Management solutions allow retailers and their trading partners to exchange electronic business documents (such as purchase orders, invoices, advanced shipping notices), as well as collaborative business processes, thus eliminating paper, mail delays, and keypunch data errors as these electronic business documents are integrated with trading partner's accounting and inventory systems. Our Global Services include the collection, analysis and delivery of information, such as pricing and operational merchandising metrics, for use in strategic and tactical decision making; software implementation and integration services; retail solutions consulting; and technical support and training services for our various solutions.

        In February 2001, we announced a reorganization plan for our operations that included the integration of QRS and our subsidiary Tradeweave, Inc. ("Tradeweave"), eliminating 77 full-time positions and closing our San Francisco office, as well as the alignment of our organization with a single go-to-market strategy described below under "QRS Strategy" in Item 1. In September 2001, we shut-down our Tradeweave Digital Photography Group, eliminating 17 full-time positions and closing our New York digital photography studio. Since October 2001, we hired four of our nine current executive officers, including the appointment of Elizabeth A. Fetter as President and Chief Executive Officer in October 2001. During the fourth quarter of 2001, under the leadership of our new management, we further restructured our operations by realigning our products and services, eliminating 69 full-time positions and further consolidating our use of real estate. Information concerning our restructuring expenses and impairment losses and related financial information are summarized in Notes 6 and 7 to Consolidated Financial Statements and elsewhere under "Item 8—Financial Statements and Supplementary Data."

Industry

        The retail industry is highly fragmented and includes thousands of retailers, manufacturers, suppliers, vendors, wholesalers and distributors. It is characterized by multiple product sourcing options, a wide array of products and product options, and multi-channel shopping venues that include retail stores, outlet malls, mail-order catalogs, and various Internet sites. Competition for retail customers and wholesale orders is intense, and it is important that industry participants be able to meet consumer demand quickly, accurately and at the lowest possible cost.

        In the mid-1980s, a cooperative industry effort to better enable the electronic processing of data led to the creation of certain data format standards, including electronic data interchange ("EDI"), uniform product code ("UPC") and, in Europe and other international markets, the European article number ("EAN") standards. EDI is a standard data format for electronic data communication between businesses such as retailers and suppliers, which can be sent over a private value-added network (VAN) or over the Internet. The UPC and EAN data formats allow for the consistent identification of merchandise throughout the supply chain process, from product design to the point of sale. These technologies provided retailers, manufacturers, suppliers, vendors, wholesalers and distributors the opportunity to significantly reduce the cost and improve the efficiency of their supply chains. For example, the use of UPC and EAN data greatly increases the efficiency with which retailers and manufacturers can mark, track and exchange detailed product information. A portion of QRS' business remains focused on enabling the retail industry's supply chain management capabilities through the use of these communications standards.

        In recent years, more and more software applications are being used by businesses to improve collaboration with various partners and automate processes in their supply chains. Such software applications are generally focused on enabling real-time data sharing and collaboration across various supply chain activities, including product design, sourcing, demand forecasting, collaborative assortment planning, purchasing, logistics, distribution, pricing, sales, analysis, replenishment, sales analysis, and surplus disposition. In many such situations, however, significant investment in the re-engineering of internal software applications and processes is required to implement these solutions successfully. Moreover, significant variations in the form and sophistication of technology exist across the retail industry, and existing technology critical to current operations must be integrated with new initiatives.

        We believe that QRS is well positioned to help enable retail industry participants improve the quality of their supply chain management processes. We continue to provide the EDI services upon which many of the industry's current electronic commerce initiatives rely to build product awareness and expand sales efforts in additional markets; these EDI services serve as the platform from which we offer our other products and services. Additionally, while we will continue to expand our solutions that take advantage of the Internet, we believe the retail industry will continue for some time to utilize private or value-added networks, due to participants' investment in existing infrastructure, their need to maximize their return on that investment, the existence of well-defined communications standards, the reliability and security of such solutions, and costs of converting to a new computing/communications regime.

QRS Strategy

        Our mission is to provide our customers with supply chain solutions that increase revenues, decrease costs and reduce cycle times throughout the entire product life cycle. Key elements of our strategy include:

        Expanding software applications sales and marketing efforts.    We believe that we can increase our presence in the rapidly growing supplier relationship management, international trade logistics, and supply chain event management markets. Retailers and vendors are increasingly focused on the large and rapid return on investment that these applications can deliver to their bottom lines. We believe the solutions that we will offer in each of these areas can help provide the benefits that vendors and retailers are seeking.

        Enhancing distribution efforts through additional implementation relationships.    Historically, the majority of our sales have been generated by our own direct sales force, although we have also established relationships with system integrators, consulting firms and similar sales channels. While our direct sales presence allows us to focus attention on our customer communities, system integrators and other secondary sales channels play an important role in the technology selection process of many of our larger customers. We thus believe that expanding our relationships with these other channel partners, both in depth and in number, will benefit our competitive position.

        Expanding our cross-selling efforts.    While we have traditionally introduced existing customers to the full suite of QRS solutions, we are focusing on increasing our efforts in this area. Our customers include retailers, manufacturers, suppliers, vendors, wholesalers and distributors of all sizes and across all segments of retail. We plan on increasing our penetration of this existing customer base by comprehensively reviewing with them the full range of QRS software applications, trading community management solutions and global services.

        Expanding our presence in the grocery and consumer packaged goods (CPG) markets.    We continue to believe that significant opportunities exist to deliver value to retailers, suppliers, and service providers in the highly competitive grocery / CPG market. In this area of retail, where gross margins are relatively thin, we believe that our solution suite can significantly improve our customers' businesses. Given the current focus on QRS Retail Intelligence Service in our grocery relationships, we also believe that a significant cross-sell opportunity exists. The QRS product suite, which has historically been GMA focused, can be relatively easily adapted to the distinct needs of our grocery / CPG customers—allowing us to take advantage of the cross-sell opportunity.

        Expanding our presence in the European market.    We will continue to invest in our European sales and operations to grow our share of the supply chain technology market there. We believe that the European market has a smaller installed base of supply chain management solutions in the retail sector, so that it thus represents a significant growth opportunity for us. We see continued demand for supply chain solutions in Europe, and we believe that our products and services will effectively meet that demand.

        Adapting the delivery of our services to changing market conditions.    We have and will continue to roll out Internet-based delivery and communications options. These will complement our existing value-added network and off-line delivery and communications options. We intend to continue to ensure that when our customers choose our solutions, they and their trading community are able to access that solution using whatever communications option is best for them.

        Further broadening our direct sourcing product offering.    As we continue to expand the installed base of software applications customers, we are broadening the functionality of this product to respond to various customer needs. The overseas sourcing process, in particular, is costly and complex for market participants and, we believe, represents a significant opportunity for us to differentiate ourselves from our competitors.

        Continuing to leverage our market presence and industry expertise.    Our 14 years of focus on the supply chain management needs of the retail industry greatly help us in shaping solutions for it. Based on our experience in serving retail industry customers, we believe that we understand the retail industry and that such understanding is a key competitive factor in addressing the needs of our customers.

        Staying focused on customer satisfaction.    It is important that our customers and their trading communities get the most out of our solutions. As a company, we focus significant resources on the implementation of our solutions within our customers and to their entire trading community. We additionally proactively solicit feedback from our customers about their experience with our products and services. We continually use this formal and informal feedback to improve our offering and respond accordingly.

QRS Solutions

        The products and services sold or licensed by QRS are designed to enable retailers, manufacturers, suppliers, vendors, wholesalers and distributors to better plan, source, buy and sell, finance, track, price, merchandise, and replenish products so that they might increase revenues, decrease costs and reduce product cycle times. Our early products and services focused on providing network connectivity between trading partners that featured value-added functionality that enabled those partners to transact business, share information, and collaborate on decisions regarding consumer demand, forecasting, inventory management, production, and logistics. Our QRS Sourcing application, introduced in 2000, goes a step further by helping our customers manage long-term purchasing activity and relationships by assisting them in planning analysis, process management, supplier management, negotiation, and content management. Our service solutions assist customers in integrating our other solutions with the customers' back-end and supply chain management systems in order to deliver even greater benefits and efficiencies. We also offer solutions that provide benefits to the front-end/merchandising side of our customers' businesses. We market our solutions as a comprehensive family that provides customers with an integrated source for implementing the various collaborative commerce solutions and on a stand-alone basis to allow customers to utilize portions of our products and services for more targeted needs.

        The present QRS solution suite has grown out of our Tradeweave Collaboration & Commerce, Tradeweave Business Intelligence, Tradeweave Message Exchange and Tradeweave Service offerings from 2001. As of March 2002, we market our solutions in three primary Solutions Groups: Software Applications, Trading Community Management, and Global Services. The following chart shows our current product and service names compared to the product and service names used in last year's Annual Report on Form-10K.

Current Product and Service Names	Former Product and Service Names
Software Applications
QRS Sourcing	Tradeweave Sourcing (including Collaborative Sourcing and Supply, Financial Order Management and International Logistics and Customs)
QRS Merchandising	Tradeweave Collaborative Merchandise Planning, Tradeweave Collaborative Planning
QRS Showroom	Tradeweave Showroom
QRS Catalogue	Tradeweave Product Catalog
Trading Community Management
QRS Exchange
Tradeweave Data Exchange and Tradeweave Managed Connectivity solutions (including Data Exchange Messaging, Internet Transaction Exchange, Vendor Messaging, Service Bureau, Transaction Testing, Integration Manager, Leased Lines, Remote Access and Connectivity Software), as well as Tradeweave Tag and Label Services
Global Services
QRS Professional Services	Tradeweave Professional Services
QRS Retail Intelligence Services	Tradeweave Retail Intelligence Services

Current Products and Services Descriptions

Software Applications	Description
QRS Sourcing	Enterprise software applications that allow for collaborative sourcing and supply, financial order management, international logistics and customs management.
QRS Merchandising	Enterprise software applications that enable collaborative planning and the execution of merchandising strategies.
QRS Catalogue	Hosted software application that provides extensive data synchronization and automated update capability including price, style, color, size and more than 450 other product attributes.
QRS Showroom	Hosted software application that allows branded and private-label vendors to create customized, targeted on-line merchandise presentations for their retail buyers.
Trading Community Management	Description
QRS Exchange	The Exchange solution is comprised of various technologies to enable trading partners of all sizes into the trading community.
Data Exchange is an electronic mailbox service that accommodates information from standard-format to EDI and free format over a value-added network.

Internet Transaction Exchange (ITX) is a hosted IP-based solution with real-time data and document delivery for the retail industry. This solution utilizes open standards and enhanced options while bridging legacy systems with Internet environments.
Enterprise Business Exchange (EBX) is enterprise software that provides real-time data and document delivery that helps companies connect, integrate and optimize business operations.
Web Forms is an Internet-based means of sending and receiving EDI documents, aimed at streamlining the purchasing and procurement process.
Managed EC outsourcing centers that enable small and medium-sized companies to participate (without significant investment) in EDI networks via simple fax and e-mail communications.
Access Services provide high-speed managed connections over dedicated lines or networking connections via remote access to the AT&T Global Network.
Global Services	Description
QRS Retail Intelligence Services	Competitive price audit, price scan verification, retail price analyzer and data collection services.
QRS Professional Services	Consulting, technical support, training and enabling services.

Software Applications

        QRS Sourcing.    Our sourcing software application is designed to enable customers to improve their collaborative sourcing and supply capabilities, financial order management, international logistics and customs management, and collaborative merchandising efforts. Version 6.0 of the software, released in November 2001, features a Web-based interface and features improved product development process and ordering functions. It also introduced a point-and-click ordering screen and image line list that simplifies the generation and placement of orders.

  •
  Collaborative Sourcing and Supply. The collaborative sourcing and supply module manages product definitions and price quote requests and responses; provides automatic costing and global normalization of time and price values; tracks components, origins, value and demand for bills of material; profiles and scores vendors on such criteria as compliance, inspection, product offering, capacity and financial planning; and identifies potential suppliers based on user-defined criteria.

  •
  Financial Order Management. The financial order management module generates orders after comparing demand against inventory; notifies users of letter-of-credit requirements; tracks vendor delivery performance against the original order; generates invoices based on order information; transmits and receives payment activity with banks, auditing the payments against the orders; and reconciles estimated vs. actual landed costs at the style, shipment and component levels.

  •
  International Logistics and Customs. The international logistics and customs module provides global shipment track-and-trace capability by the original order, item or stock-keeping unit ("SKU"); generates vendor or shipment booking based on a commercial invoice; manages shipment consolidation and deconsolidation processes, allowing for multiple origins and destinations; generates, collects and tracks international documentation; and pre-classifies goods to expedite customs processing.

        QRS Merchandising.    The merchandising application allows planners to create buy plans with multiple "what-if" scenarios and to work at the cluster level to update style information as a product line is developed. The visibility provided into both factory commitments and market-week sales data allows vendors to order against seasonal plans in real time. As a result, vendors are able to respond more quickly to changing market conditions and to better manage supply and demand.

        QRS Catalogue.    The QRS Catalogue data synchronization application features the largest centralized product information database for the retail industry consisting of information on over 90 million products. It features multiple access options, including a Web-based user interface, EDI and extensible markup language ("XML"), or real-time application integration, and extensive data synchronization that allows vendors to provide a single catalog for all their trading partners. The QRS Catalogue enables retailers and their vendors to complete orders more quickly, better check product prices, simplify returns processing, and feed product replenishment systems with more accurate and relevant models.

        QRS Showroom.    The QRS Showroom software application enables vendors and private-label groups to create customized, targeted on-line merchandise presentations for their retail buyers. Users can perform a visual review of merchandise simply via access to a standard Web browser. A simple point-and-click interface creates targeted, customized merchandise presentations and pricing, and multiple data formats (including EDI, XML, fax and e-mail) enable integration with legacy communications systems.

Trading Community Management

        QRS Exchange.    The value-added communications solution suite allows trading partners to send, receive, route, and store for retrieval various data, commercial transactions and documents in multiple technologies. This solution includes Data Exchange, Internet Transaction Exchange, Enterprise Business Exchange, Web Forms, Managed EC and related access and support services.

  •
  Data Exchange. The Data Exchange is an EDI solution via an electronic mailbox approach that can resolve many of the complexities of inter-company communications, since communications can still be established across dissimilar machines and across disparate connectivity architectures and protocols.

  •
  Internet Transaction Exchange. Internet Transaction Exchange provides an alternative messaging system that is Internet-capable and that supports multiple data formats and protocols such as XML and RosettaNet. It also provides an alternative to traditional value-added network services without disrupting customers' current trading environment.

  •
  Enterprise Business Exchange. Enterprise Business Exchange is enterprise software providing real-time data and document delivery that helps companies connect, integrate and optimize business operations.

  •
  Web Forms. Web Forms is an Internet-based means of sending and receiving EDI documents and is aimed at streamlining the purchasing and procurement process. It establishes connectivity to trading partners; manages the day-to-day operations of data exchange; supports multiple EDI documents (including purchase order initiation, changes, acknowledgements, and status inquiries and reports; credit/debit adjustments; payment order/remittance advices; invoices; UCC-128 case labels; and advance ship notices); and includes a number of manifest, bill of lading, and packing list reports.

  •
  Managed EC. Our outsourcing centers enable small and medium-sized companies to participate in EDI networks via simple fax and e-mail communications, without having to make a significant investment in communications systems. The outsourcing centers set up the connectivity to trading partners and manage the data exchange transaction fees and other day-to-day operations of data exchange. Managed EC outsourcing centers also perform Tags and Label Services that consist of production assistance relating to retailing hang tags and bar code labels. Such services allow customers to out-source the labor-intensive effort involved in merchandise tagging.

  •
  Access Services. Access Services provide high-speed managed connections over dedicated lines. Dedicated lines eliminate the difficulties otherwise presented by dropped connections or busy signals, and provide an "always-on" connection. The leased lines are secure and are fully managed by QRS. Access Services also provide networking connections via remote access to the AT&T Global Network. The AT&T Global Network consists of a frame relay network, an Internet protocol-based network, and an SNA network.

Global Services

        QRS Retail Intelligence Services.    Retail Intelligence Services include a family of competitive price audit, retail price analyzer, price scan verification, and data collection services. Such competitive intelligence enables our customers to leverage important product and consumer information in their strategic and tactical decision-making processes.

        QRS Professional Services.    Professional Services provides customers with expertise in a wide variety of retail technology situations. We believe that an important factor in the success of any collaborative process lies in the ability for customers and trading communities to have access to the enablement, integration and training required to take full advantage of the applications being used. Our

Professional Services group provides customers with comprehensive integration, training, and support services. We also operate a 24-hour hotline for customers and have a program to regularly contact customers to ensure customer satisfaction, currency of catalog data, and maximization of trading partner opportunities. Other forms of customer support services include e-mail and Web-based support, documentation and updates.

Customers

        Our original focus was on providing products and services to the general merchandise and apparel segment of the retail industry. This remains QRS' largest and most important segment within the retail industry. However, we have considerably broadened our customer base across other segments of the industry. Our QRS Retail Intelligence Service operation has allowed us to penetrate the grocery and mass merchant segments, and our QRS Sourcing software has assisted us in expanding into a number of specialty retailing segments.

        The Company's North American customers are among the most recognizable names in retail, such as Dillard's Inc., Federated Department Stores Inc., H.E. Butt Grocery Co., Home Depot Inc., Jones Apparel Group Inc., Leslie Fay Co. Inc., Liz Claiborne Inc., Pillowtex Corp. and Sara Lee Corp., Sears, Roebuck and Co. and VF Corp. Today, QRS' U.S. customers include:

  •
  The Top 20 GMA and hard-lines retailers

  •
  The Top 20 apparel and home furnishings manufacturers, representing $60 billion in sales.

  •
  The Top 15 supermarket and convenience store chains, representing $200 billion in sales.

  •
  Nine of the Top 15 food and consumer packaged goods companies

        We also have a number of international customers including Karstadt Quelle AG, Argos Retail Group, Selfridges plc and The Lane Group.

Sales and Marketing

        We have a comprehensive marketing program that includes print advertising, public relations campaigns, direct mailings, industry events including industry conventions, trade shows, user groups, analyst programs, and speaking engagements. We have initiated a renewed marketing effort for the full suite of QRS products and services and engaged full-service advertising, public relations and investor relations agencies to help us promote our message. We also use our Website to enhance our market presence and generate additional leads.

        We primarily sell our products and services to the global marketplace directly through our field sales force and our telesales group. Sales prospects are drawn from a wide range of industry contacts, including retail industry conventions, trade shows, technology user groups and referrals. Our sales force utilizes a consultative approach, focused on establishing the benefits of our products and services to chief executive officers, senior merchandising executives, information technology executives, and other management of existing and prospective customers.

        Our sales cycle often involves an initial focus on a large retailer and a subsequent effort to reach out to its network of vendors and trading partners. When large retailers or vendors use our services they may recommend or require their trading partners to use our products and services to transact with them. Large retailers or vendors may have thousands of trading partners. Once a large retailer or vendor becomes a customer, our telesales group then contacts their trading partners to explain our services and to explain how to become enabled to transact with the retailer or vendor.

        We offer our QRS Sourcing software application products to customers through licenses. The licensing of these products is often an enterprise-wide decision and generally requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products. In addition, the implementation of our software application products often involves a significant commitment of resources by prospective customers and commonly occurs in tandem with changes in customer business processes. The cost to the customer of a license is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale electronic commerce software system. In recent periods in particular, our sales of QRS Sourcing application software have been adversely affected by the retail industry's economic difficulties as well as the pronounced slowdown in the software industry generally. Many potential customers of our software application products have delayed or extended their purchasing decisions.

        For these and other reasons, the period between initial contact and the implementation of our software application products is often lengthy and subject to a number of factors (over which we have little or no control) that may cause significant delays. These factors include the size and complexity of the overall project and delays in our customers' implementation of Web-based computing environments. Moreover, a significant portion of any revenues for Sourcing software applications realized in a quarter are typically derived from a small number of relatively large license sales. As a result, the timing of our license revenue is difficult to predict, and we are subject to significant variations in license revenues. Delays or cancellations of anticipated sales or implementations of even a limited number of license transactions have had, and may continue to have, a material adverse effect on our business, operating results and financial condition, and have caused (and may continue to cause) our operating results to vary significantly from quarter to quarter.

        While our direct sales presence allows us to focus attention on our customer communities, system integrators and other secondary sales channels play an important role in the selection process of many of our larger customers. Although we have some established relationships with system integrators, consulting firms and similar sales channels, we intend to seek new such relationships with other channel partners, both in depth and in number, with the goal of broadening our market coverage and thus improving our competitive position.

        One such new relationship is with MAGIC International, a subsidiary of Advanstar Communications and a leading organizer of tradeshows for the fashion and apparel industry, to establish an online trading community, "MAGIConline™ Powered by QRS." This Web site will allow customers to create electronic merchandise showrooms that buyers can visit to conduct pre-season planning, purchasing and in-season replenishment. The site will take advantage of our QRS Showroom product, as well as the QRS Catalogue, giving vendors and retailers a new way to engage in electronic trading.

        Another new relationship is with Cyclone Commerce, a provider of trading management solutions. Under this contract, entered into in January 2002, QRS will be a Cyclone preferred trading community enablement partner in the retail industry. In addition, both parties have agreed to enter into joint product development initiatives in an effort to enhance Cyclone's Interchange® product for use by customers of the QRS Catalogue. We believe that this partnership will help address challenges certain of our customers face of extending electronic business relationships to their entire trading community.

        Although we seek to maintain close relationships with these alliance partners and other third parties such as system integrators, consulting firms and similar service providers, many of these third parties have similar and often more established relationships with our competitors. We also cannot assure you that these third parties, many of which have significantly greater resources than us, will not market services and products in competition with us in the future or will not otherwise reduce or discontinue their relationships with or support of us and our products. There can also be no assurance that we will not be presented with "channel conflicts," or instances in which discount policies and reseller licensing programs present overlap or similar issues with respect to these third party channel partners. We have generally avoided exclusive relationships with resellers of our products, and our discount policies and reseller licensing programs are intended to support each distribution channel with a minimum level of channel conflicts. Nevertheless, our failure to minimize channel conflicts could materially and adversely affect our business, operating results and financial condition.

Competition

        Competition in the market for the provision of our products and services has become more intense in recent years and is expected to increase. In our traditional EDI services market, we compete primarily with General Electric's Information Solutions division; Sterling Commerce, a division of SBC Communications; Peregrine Systems; and viaLink. We also compete with smaller private companies such as bTrade and Internet Commerce Corp., and with new application vendors such as IPNet Solutions. In our market for sourcing software applications, we compete primarily with Retek, Manugistics, JDA Software, i2 Technologies, MarketMax and Tomax. Numerous other companies participate in the supply chain management industry generally. Many of our competitors and potential competitors have longer operating histories, greater brand recognition, larger customer bases and greater financial and other resources with which to improve and aggressively market their products. In addition, some larger potential customers have chosen to develop their own supply chain management systems internally rather than to utilize the service and product offerings of external providers.

        We believe the primary competitive factors in the retail market for supply chain management solutions include the breadth and quality of offered services; price; the size and nature of any existing customer base; customer service and support; the focus on, presence in and knowledge of the retail industry; the ability to offer product, merchandise and other related content; and the capacity to enable relationships among trading partners. We believe the retail industry will continue for some time to utilize private or value-added networks in connection with its supply chain management initiatives, largely because significant variation remains in the form and sophistication of other retail electronic commerce solutions and because purchasers of such alternative solutions must often expend significant resources to integrate their existing electronic commerce technologies with any new technology. We also believe that the management of trading partner communities will continue to be crucial to the retail industry, even as new technologies continue to be developed, and that industry participants prefer to rely on a trusted third party who is able to provide supply chain management solutions that can be easily integrated with existing equipment and infrastructure.

        Nevertheless, the increasing use of the Internet as a communications medium has rapidly changed the competitive environment of our industry. The supply chain management industry is now characterized by rapid technical innovation. While we continue to develop solutions that take advantage of the Internet's promise, the majority of our revenues for the foreseeable future are expected to derive from our traditional EDI services, which are not Internet-based. We cannot predict with any assurance whether the demand for Internet-related products and services will increase or decrease in the future; however, the future success of our services may depend, in part, on our ability to continue developing products and services that are compatible with the Internet. The increased commercial use of the Internet could require substantial modification and customization of our services and products and the introduction of new services and products. There can be no assurance that our competitors and potential competitors will not succeed in developing competing technologies that are more effective or more effectively marketed than the services and products marketed by QRS or that would render our services or products obsolete or noncompetitive.

        In addition, the changed technological landscape and the desire of companies to obtain market share has resulted in increased price competition, particularly in our traditional EDI services market. This competition has caused us from time to time to reduce prices on these services. As the industry continues to develop, we expect competition and pricing pressures will increase. If we are forced to effect further price reductions in connection with such increased competition, such reductions would reduce net sales in future periods to the extent not offset by increased unit sales or other factors. Price reductions in response to competitive pressures could have a material adverse effect on our business, financial condition and results of operations.

IBM Relationship

        Since 1988, we have used the IBM value-added network ("VAN") as the network platform over which we provide customers with most of our QRS Exchange products and services. We do not operate our own VAN. Our agreement with IBM includes the purchase of a certain amount of network services for a fixed fee over a 2-year period ending December 31, 2002. If our usage of the network services exceeds the specified usage volume, we will pay an incremental fee for such excess usage based on a schedule of charges. This agreement also allows for the purchasing of additional/other services at a discounted rate, with no volume commitments or penalties. In April 1999, AT&T purchased IBM's Global Network and corporate networking business. The services we purchase from IBM under our agreement include both network connectivity and electronic commerce related value added services. We have continued to acquire our network service requirements pursuant to the terms of our agreement with IBM with the delivery of a portion of these services provided by AT&T.

Data Center

        Our QRS Catalogue and QRS Showroom software applications run on a computer system contained in our data center facility in Richmond, California. The data center operates 24 hours a day, seven days a week, and is connected to our network provider through three leased data circuits in two routings (with a back-up routing also available) to ensure availability. The data center consists primarily of leased mainframe, client/server, disk storage, tape drive, and other peripheral technology to provide online, batch, and back-up operations. Customer and content data is backed up and shipped off-site daily. Our facility and data center are both secured with controlled access doors, and the data center is equipped with a Halon fire protection system, an uninterrupted power supply, and a diesel generator permitting 24 hours of continuous electrical power. The data center has an isolated power source separate from the remainder of the facility. We have also contracted for an alternative operations facility in the event of physical disaster.

Service and Product Development

        In order to compete actively in the business-to-business electronic commerce services market, we will invest in the development of new and existing services and supporting technology. We have designed our service infrastructure to yield significant benefits to our customers in performance, scalability, availability and reliability. We are focused on the development and upgrading of our services technology and architecture. We are not involved with the development, maintenance and operation of the IBM VAN. Service and product development expenses were $8.6 million in 1999, $9.2 million in 2000, and $13.0 million in 2001. In 1999, 2000 and 2001, we capitalized $5.8 million, $5.5 million and $2.5 million of service and product development costs, respectively. As described in Note 7 to Consolidated Financial Statements, we recognized an impairment loss of $4.3 million in 2001 related to the write-off of capitalized service and product development costs.

Proprietary Rights

        We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under patent, trade secret and copyright laws. We seek to protect our product information database through copyright laws. We have filed one patent application in connection with our software.

        We have entered into agreements with many of our software application customers that require us to place our software application source code into escrow. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code if (i) there is a bankruptcy proceeding by or against us, (ii) we cease to do business or (iii) we fail to meet our support obligations.

        Intellectual property laws afford only limited protection. Any patents issued to us may be invalidated, circumvented or challenged, and pending or future patent applications may not be issued with the scope of the claims we seek, if at all. Existing copyright laws afford only limited protection, and we may not be able to police unauthorized use of our services, proprietary technology, or information. In addition, the laws of certain countries in which our products and services may be distributed may not protect our proprietary rights as fully as do the laws of the United States. If unauthorized third parties obtain and use our proprietary technology and information, our business, results of operations and financial condition may be materially adversely affected. In addition, claims by third parties regarding the infringement of alleged intellectual property rights often occur in our industry. Although we do not believe that we are infringing any proprietary rights of others, any such third-party claims may similarly materially adversely affect our business, operating results and financial condition.

Employees

        At December 31, 2001, we had 558 full-time employees including:

  •
  95 in service and product development

  •
  110 in sales and marketing

  •
  286 in customer support, operations and services

  •
  67 in management, administration and finance

        In addition, at December 31, 2001, we employed 1,056 part-time employees, primarily in connection with QRS Retail Intelligence Services. We also use contractors from time to time as our business requires.

        Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and we consider our employee relations to be good.

Executive Officers

        The executive officers of the Company and their positions as of March 10, 2002 are as follows:

Name	Age	Position
Elizabeth A. Fetter	43	President and Chief Executive Officer and Director
John C. Parsons, Jr.	50	Senior Vice President and Chief Financial Officer
John S. Simon	45	Executive Vice President of Customer and Market Development
Candy S. Smith	43	Senior Vice President, Global Services
Leonard R. Stein	46	Senior Vice President, General Counsel and Secretary
Fred L. Ruffin	45	Senior Vice President, Human Resources
Brian P. Marsden	44	Senior Vice President, International Operations
Sean S. Salehi	44	Senior Vice President of Global Products and Chief Technology Officer
Mark Self	44	Senior Vice President, Sales

        Elizabeth A. Fetter has served as President, Chief Executive Officer and a Director of QRS since October 2001. Prior to joining QRS, Ms. Fetter served as President, Chief Executive Officer and a Director of NorthPoint Communications, Inc., a DSL services provider, from March 2000 to April 2001, after serving as a Director since January 2000 and as the company's President and Chief Operating Officer from March 1999 to March 2000. NorthPoint Communications filed for Chapter XI bankruptcy protection in January 2001 and subsequently sold the majority of its assets to AT&T in early 2001. From January 1998 until joining NorthPoint, Ms. Fetter was Vice President and General Manager of the Consumer Services Group at U S WEST, an integrated wireline, wireless and data services provider. From June 1997 to December 1997, Ms. Fetter served as Vice President and General Manager of Operator and Directory Services for SBC Communications Inc. From March 1991 to May 1997, Ms. Fetter held various executive positions in strategy, finance, sales, marketing and general management at Pacific Bell, most recently as President of the Industry Markets Group, where she was responsible for the Company's wholesale, interconnection and resale businesses. Ms. Fetter also serves on the Board of Directors of Berbee, a provider of electronic commerce, infrastructure, and networking solutions; Datum, Inc., a manufacturer of high-speed time and frequency products; and General Magic, Inc., a provider of voice infrastructure software and services. Ms. Fetter holds a B.A., magna cum laude, in communications from Pennsylvania Sate University, and an M.S in industrial administration and public policy from Carnegie University.

        John C. Parsons, Jr. has served as Senior Vice President and Chief Financial Officer of QRS since January 2002. Prior to joining QRS, Mr. Parsons was the Chief Operating Officer and Chief Financial Officer of Aim Technologies Inc., a direct marketing database company for the sports industry, from January 2000 until March 2001. Prior to that, Mr. Parsons was a private investor during the period from January 1998 until December 1999. From February 1997 until November 1997 he was Chief Financial Officer and Vice President of Operations for Macromedia, Inc. and from December 1994 until February 1996 he was Chief Financial Officer and Vice President Operations for The Learning Company. Prior to joining The Learning Company, Mr. Parsons was a partner at Coopers & Lybrand, an international public accounting firm. Mr. Parsons also served as a Professional Accounting Fellow at the U.S. Securities & Exchange Commission from June 1987 until June 1989. Mr. Parsons holds an M.B.A. from Babson College and a B.S. in economics from Boston College.

        John S. Simon has served as the Executive Vice President of Customer and Market Development since January 2002 and Executive Vice President of Strategy and Development from October 2001 until

January 2002, after serving as Chief Executive Officer from July 1998 to October 2001. Mr. Simon has been a director of the Company since December 1997. Mr. Simon has held various other positions with the Company since 1988, including President from January 1998 until July 1998 and Executive Vice President from January 1994 to December 1997. Prior to joining QRS, Mr. Simon served for a number of years in a variety of merchandising, store management and information services positions with Carter Hawley Hale Stores Inc. Mr. Simon received his bachelor's degree in economics from Harvard College and his M.B.A. with distinction from Harvard University School of Business Administration.

        Candy S. Smith has served as Senior Vice President of Global Services of QRS since March 2001. From August 2000 to February 2001, Ms. Smith served as Senior Vice President of electronic commerce Services for the Company. Prior to joining QRS, Ms. Smith served as Senior Vice President of Services for Allenbrook, a software division of AMS Holding Group, from March 1999 to February 2000. From February 1998 to March 1999, Ms. Smith served as Senior Global Manager of SAP AG America, a computer software and services company. From January 1995 to March 1997, Ms. Smith served as the Chief Information Officer of General Electric Company's GE Capital Information Technology Solutions Group. Ms. Smith has an Applied Sciences degree in computer science from Orange County Community College in New York.

        Leonard R. Stein has served as Senior Vice President, General Counsel and Secretary of QRS since November 2001. Prior to joining QRS, Mr. Stein served from July 2000 to August 2001 as the Senior Vice President for Corporate Development and General Counsel at Buzzsaw.com, a collaborative software and electronic commerce company. Prior to that, Mr. Stein served from March 1999 to June 2000 as Senior Vice President and General Counsel of Preview Travel, an online travel company. Prior to that, from September 1983 to March 1999, Mr. Stein was a member of the San Francisco law firm of Steefel, Levitt and Weiss. Mr. Stein earned a B.A. and M.A. degrees in economics from Yale University and holds a law degree from Harvard Law School.

        Fred L. Ruffin has served as the Senior Vice President of Human Resources since November 2001. Prior to joining QRS, Mr. Ruffin served as Vice President, Human Resources of AutoWeb.com from December 1999 to November 2001. From June 1994 to December 1999, Mr. Ruffin was Vice President of Strategic Resources and Administration of Eastfield Ming Quong, Inc., a non-profit company. Mr. Ruffin also has worked with a number of other Silicon Valley start-ups. Mr. Ruffin holds a B.A. in psychology and industrial relations from San Francisco State University.

        Brian P. Marsden has served as Senior Vice President of International Operations of the Company since November 2000, after serving as Vice President and General Manager of the Company's European/Middle East/Asia division from March 2000 through October 2000. Prior to that, Mr. Marsden headed the worldwide sales and marketing organization for RockPort Trade Systems, Inc., a sourcing software company, from November 1998 to March 2000, when it was acquired by QRS. From 1991 to October 1998, Mr. Marsden held senior management and executive positions to develop strategy and to build the international organizations at Manugistics UK Ltd., a software supply and consultancy company, where he served as Director of the Strategic Business Unit, and at Infinium Software Ltd. (formally Software 2000 (UK) Ltd.), a software supply and consultancy company, where he served as the Managing Director of European Operations. Mr. Marsden gained an HND in computer science from Trent Polytechnic in the United Kingdom.

        Sean S. Salehi has served as Senior Vice President of Global Products and Chief Technology Officer of the Company since September 2000. From July 1997 to August 2000, Mr. Salehi served as Senior Vice President and Chief Information Officer of Fair Isaac and Company, Inc., a software company, from August 1995 to July 1997, Mr. Salehi served as Vice President and Chief Information Officer of Cypress Semiconductor Corporation, a semiconductor design and manufacturing company, and from November 1991 to July 1995, Mr. Salehi served as Chief Information Officer of MagneTek, Inc., a manufacturer of digital power supplies, power systems and industrial controls where he obtained technology experience in manufacturing, distribution, supply chain management and execution, electronic commerce and enterprise requirement planning. From 1983 to 1991, Mr. Salehi also held various consulting positions for Hewlett-Packard Company where he advised Fortune 500 companies on information technology strategies. Mr. Salehi earned an M.B.A. at the University of Southern California and received a B.S. in computer science from California State University at Northridge.

        Mark L. Self has served as Senior Vice President of Sales since January 2000. From October 1998 to November 1999, Mr. Self was Vice President of Sales and Marketing for KVLABS, Inc., a software company, where he was responsible for sales execution and marketing strategy. From October 1997 to October 1998, Mr. Self served as Senior Segment Manager for IBM's worldwide distribution unit, where he was responsible for worldwide marketing and sales in the small- and medium-sized business sector. From 1995 to 1997, Mr. Self worked at IBM in London where he undertook sales and marketing responsibilities for a European business unit. Mr. Self earned a master's degree in management at Northwestern University's J.L. Kellogg School of Management.

Item 2. PROPERTIES

        We lease approximately 158,000 square feet of office space in Richmond, California for our corporate headquarters. Of this total, leases with respect to 111,000 square feet expire on June 30, 2010 and a lease for the remaining 47,000 square feet expires on June 30, 2011. We lease approximately 20,000 square feet of office space in San Francisco, California. This lease expires in October 2004. We also lease approximately 28,500 square feet of office space in New York, New York of which a lease with respect to 10,000 square feet expires on April 1, 2007 and a lease for the remaining 18,500 square feet expires on March 1, 2010. Of this 206,500 total square feet of office space, 143,500 is not used in our current operations. On February 13, 2002, we executed a sublease agreement for our San Francisco office space under a non-cancelable operating sublease. The sublease requires monthly rental receipts of $35,749, commencing on April 1, 2002 and expiring on September 30, 2004. The remaining 123,500 square feet is available for sublease. As described in Note 6 to Consolidated Financial Statements, these facilities have been included in our restructuring provisions. We continue to engage in subleasing and early lease termination initiatives for these facilities. Finally, we lease additional office space in Torrance, California; New York, New York; Gloucester, Massachusetts and Richmond, Virginia. We believe that our current facilities are adequate for our level of business and growth requirements.

Item 3. LEGAL PROCEEDINGS

        On September 22, 2000, Gladson and Associates, Inc. (Gladson) filed a complaint for damages, injunctive relief and declaratory relief against us in Contra Costa County Superior Court. On March 8, 2001, Gladson filed its First Amended Complaint ("FAC") for injunctive relief and damages in the sum of $3.5 million and for punitive damages in the sum of $5.0 million. The FAC asserts claims for breach of written contract, unfair competition, misappropriation of trade secrets, conversion, fraud, false designation of origin, intentional and negligent interference with prospective business advantage, and conspiracy. On March 12, 2002, the parties reached a confidential tentative settlement of the action through voluntary mediation. The final settlement documentation is being prepared. We presently anticipate the settlement and documentation process will be complete and the action dismissed by the end of April 2002.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock is traded on the Nasdaq National Market under the symbol "QRSI." According to records of our transfer agent, we had approximately 222 stockholders of record as of March 11, 2001. The following table sets forth the low and high closing sales prices of our common stock for the 2-year period ended December 31, 2001, as furnished by The Nasdaq Market.

Period Ended	Low	High
For the Year ended December 31, 2000:
First Quarter	$64.38	$114.94
Second Quarter	22.88	60.00
Third Quarter	13.81	35.44
Fourth Quarter	5.59	15.13
For the Year ended December 31, 2001:
First Quarter	8.41	14.13
Second Quarter	7.38	16.60
Third Quarter	7.98	16.60
Fourth Quarter	8.45	15.84

Dividend Policy

        Our policy has been to reinvest earnings, if any, to fund future growth. Accordingly, we have paid no cash dividends on our common stock and do not anticipate declaring dividends on our common stock in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

	Years Ended December 31, (In thousands, except per share data)
Statements of Operations Data
	2001	2000	1999	1998	1997
Revenues(1)	$142,585	$141,595	$123,455	$90,926	$70,632
Cost of revenues(1)(2)	88,317	87,149	61,696	49,915	39,450
Gross profit(2)	54,268	54,446	61,759	41,011	31,182
Operating expenses(3)	235,580	107,932	40,883	24,895	18,543
Operating (loss) earnings	(181,312)	(53,486)	20,876	16,116	12,639
(Loss) earnings from continuing operations before income taxes and minority interest	(180,016)	(51,981)	22,887	18,267	14,625
Income tax (benefit) expense	(6,687)	(8,182)	8,057	7,113	5,850
Minority interest	—	(1,422)	(89)	—	—
Discontinued operations—Gain from sale of software and services business(4)	—	—	—	896	—

Net (loss) earnings	$(173,329)	$(42,377)	$14,919	$12,050	$8,775

Basic (loss) earnings per share(5):
Continuing operations	$(11.26)	$(2.92)	$1.12	$0.87	$0.69
Discontinued operations	—	—	—	0.07	—

Net (loss) earnings per share	$(11.26)	$(2.92)	$1.12	$0.94	$0.69

Diluted (loss) earnings per share(5):
Continuing operations	$(11.26)	$(2.92)	$1.05	$0.84	$0.67
Discontinued operations	—	—	—	0.07	—

Net (loss) earnings per share	$(11.26)	$(2.92)	$1.05	$0.91	$0.67

	December 31, (in thousands)
Balance Sheet Data
	2001	2000	1999	1998	1997
Working capital(6)	$25,710	$35,896	$61,524	$50,909	$42,544
Total assets	93,928	248,120	126,955	83,005	64,002
Stockholders' equity	46,709	211,090	104,214	67,954	54,729

(1)
Includes the reductions in revenues and cost of revenues of $1.9 million, $1.3 million, $1.0 million, and $1.0 million for the years ended December 31, 2000, 1999, 1998 and 1997, respectively, in connection with our adoption of EITF 01-09 "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products" (see Note 2 to Consolidated Financial Statements).

(2)
2001 results includes a $4.3 million impairment loss associated with the write-off of capitalized service and product development costs for QRS Showroom, and a $2.4 million impairment loss associated with the write-down of property and equipment associated with the Tradeweave Digital Photography Group (see Note 7 to Consolidated Financial Statements).

(3)
2001 results include restructuring expenses of $19.4 million and impairment losses of $118.9 million (see Notes 6 and 7 to Consolidated Financial Statements). 2000, 1999 and 1998 results include the write-off of purchased in-process research and development of $17.9 million, $963,000 and $967,000, respectively (see Note 5 to Consolidated Financial Statements).

(4)
On May 20, 1993, we divested our software and services business to Uniquest, a publicly held company. In connection with the sale, we entered into various agreements with the buyer including the sublease of approximately 40,000 square feet of office space through June 30, 2000. In May 1995, Uniquest ceased operations and made an assignment of assets for the benefit of its creditors. In connection with the cessation of Uniquest's operations, the Company's sublease with Uniquest was terminated. During the quarter ended March 31, 1998, outstanding matters with regard the Uniquest liquidation were substantially resolved; accordingly, we recognized a gain on sale of software and services business of $1,494,000 less applicable income taxes of $598,000 for these discontinued operations.

(5)
Earnings per share for 1998 and 1997 have been restated to retroactively reflect the three-for-two stock split (see Note 2 to Consolidated Financial Statements).

(6)
Working capital is defined as current assets minus current liabilities.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        We market our products and services in three Solutions Groups: Software Applications, Trading Community Management, and Global Services. Our Software Applications allow for automated data synchronization, collaborative sourcing and supply, financial order management, international logistics and customs management, collaborative planning and online merchandising. Our Software Applications include both enterprise applications installed on customers' computer systems as well as hosted applications installed on our computer systems. Our Trading Community Management solutions allow retailers and their trading partners to exchange electronic business documents (such as purchase orders, invoices, advanced shipping notices), as well as collaborative business processes, thus eliminating paper, mail delays, and keypunch data errors as these electronic business documents are integrated to the trading partner's accounting and inventory systems. Our Global Services include the collection, analysis and delivery of information, such as pricing and operational merchandising metrics, for use in strategic and tactical decision making; software implementation and integration services; retail solutions consulting; and technical support and training services for our various solutions.

        During the first three quarters of 2001, we identified two reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information:" (1) Tradeweave Message Exchange, Content and Related Services and (2) Tradeweave Collaboration and Related Services. We evaluated performance and allocated resources based on revenues and operating earnings (loss), which includes allocated corporate general and administrative expenses, sales and marketing expenses and customer support and information delivery expenses. During the fourth quarter of 2001, under the leadership of our new management, we realigned our products and services into three Solutions Groups: (1) Trading Community Management, (2) Software Applications, and (3) Global Services. We track revenues and cost of revenues from each of these Solutions Groups and such amounts have been disclosed on the face of the Consolidated Statements of Operations. We do not operate these products and services as separate businesses nor do we evaluate their profitability below the gross profit line. We now operate in one business segment: we provide supply chain management solutions to the retail industry. For reconciliation purposes, we have included the following table that shows our former reportable segments and the service and product names included therein as set forth in last year's Annual Report on Form 10-K along with the current service and product names and their respective Solutions Groups.

Former Reportable Segment and Service or Product Name	Current Service or Product Name	Solutions Group
Tradeweave Collaboration and Related Services:
Tradeweave Sourcing	QRS Sourcing	Software Applications
Tradeweave Merchandise and Collaborative Planning	QRS Merchandising	Software Applications
Tradeweave Showroom	QRS Showroom	Software Applications
Tradeweave Logistics Services(1)		Software Applications
Tradeweave Sales/Inventory Analysis(1)		Software Applications
Tradeweave Professional Services	QRS Professional Services	Global Services
Tradeweave Message Exchange, Catalog and Related Services:
Tradeweave Data Exchange Messaging	QRS Exchange	Tradeweave Community Management
Tradeweave Remote Access	QRS Access Services	Tradeweave Community Management
Tradeweave Vendor Messaging	Web Forms	Tradeweave Community Management
Tradeweave Service Bureau	Managed EC	Tradeweave Community Management
Tradeweave Product Catalog	QRS Catalogue	Software Applications
Tradeweave Retail Intelligence	QRS Retail Intelligence Services	Global Services
Tradeweave Digital Photography(2)		Global Services

(1)
As announced in December 2001, some of the functionality of these products will be incorporated into QRS Sourcing product and they will no longer be sold as a stand-alone product after mid-2002.

(2)
The Tradeweave Digital Photography service was discontinued in September 2001 (see Note 7 to Consolidated Financial Statements).

Revenues and Cost of Revenue

        The following table sets forth the revenues, cost of revenues, gross profit (loss) and gross margins (loss) for our three Solution Groups for the years ended December 31, 2001, 2000 and 1999 (in thousands) and associated headcount information at December 31, 2001, 2000 and 1999:

	Years Ended December 31,
	2001	2000	1999
Trading Community Management:
Revenues(1)	$80,657	$88,120	$91,016
Cost of revenues(1)	43,208	47,566	44,057

Gross profit	37,449	40,554	46,959
Gross margin	46%	46%	52%
Software Applications:
Revenues	38,995	34,409	26,834
Cost of revenues(2)	19,616	22,970	13,382

Gross profit	19,379	11,439	13,452
Gross margin	50%	33%	50%
Global Services:
Revenues	22,933	19,066	5,605
Cost of revenues(3)	25,493	16,613	4,257

Gross (loss) profit	(2,560)	2,453	1,348
Gross margin (loss)	(11)%	13%	24%

Total:
Revenues(1)	$142,585	$141,595	$123,455
Cost of revenues(1)	88,317	87,149	61,696

Gross profit	$54,268	$54,446	$61,759

Gross margin	38%	38%	50%

Full-time headcount for customer support, operations and services at year end	286	369	274
Part-time headcount, primarily for QRS Retail Intelligence Services, at year end	1,056	620	555

(1)
Includes the reductions in revenues and cost of revenues of $1.9 million and $1.3 million for the years ended December 31, 2000 and 1999, respectively, in connection with our adoption of EITF 01-09 "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products" (see Note 2 to Consolidated Financial Statements).

(2)
2001 results include a $4.3 million impairment loss associated with the write-off of capitalized service and product development costs for QRS Showroom (see Note 7 to Consolidated Financial Statements).

(3)
2001 results include a $2.4 million impairment loss associated with the write-down of property and equipment associated with Tradeweave Digital Photography Services (see Note 7 to Consolidated Financial Statements).

  Trading Community Management

        The Trading Community Management Solutions Group (formerly Tradeweave Message Exchange) incorporates technology and service components of several QRS Exchange products: Internet Transaction Exchange, Enterprise Business Exchange, Data Exchange, Web Forms, Managed EC and Access Services. Revenues consist primarily of fees charged for the transmission of standard business documents measured in kilocharacters (KCs) over the IBM VAN, monthly fees for leased line connections, and service fees to convert documents from paper into electronic format. Revenues are recognized in the month that the services are performed. Revenues have been declining for these services due primarily to price competition which has caused us from time to time to reduce prices on these services. If we are forced to effect further price reductions in connection with such increased competition, such reductions would reduce net sales in future periods to the extent not offset by increased unit sales or other factors. As the industry continues to adopt existing and new information technologies, we expect competition and pricing pressures to increase. Price reductions in response to competitive pressures and customer defection for lower prices could have a material adverse effect on our business, financial condition and results of operations. An additional factor is that in 2000, we also changed the way we charge fees for sending and receiving catalog documents over the network that had the effect of reducing QRS Exchange revenues and increasing QRS Catalogue revenues. As a result of these factors, Trading Community Management revenues declined $2.9 million, or 3%, from 1999 to 2000 and $7.5 million, or 8%, from 2000 to 2001.

        As revenues decline for the reasons discussed above, our costs remain relatively fixed under our network services agreement with IBM where we have a minimum purchase commitment, regardless of our resale levels, in exchange for lower pricing per unit of usage. This contract began in 2001 and expires at the end of 2002. Prior to 2001, our agreement was based on usage with the cost per unit declining as volumes increased and included substantial penalties if certain purchase commitments were not met. We saw our costs of revenue decline in 2001 from 2000 by $4.4 million, or 9%, primarily because of cost savings we realized under this contract as a result of the change in terms. Additional Trading Community Management cost of revenue components are: customer support services, including Managed EC personnel, allocated costs for our data center and other technical support personnel, as well as amortization of capitalized service and product development costs for technology used in our Managed EC outsourcing centers. The increase in cost of revenues from 1999 to 2000 of $3.5 million, or 8%, reflects increased data center and technical customer support services and additional Managed EC outsourcing center personnel costs, offset by a decrease in purchased network services. The declining revenues have produced declining gross margins from 52% in 1999 to 46% in 2000 and 2001. Because of the fixed cost nature of our IBM agreement and increasing price competition, we expect to experience further gross margin pressure in the future.

        Included in Trading Community Management revenues are services we provided to Kmart and its trading partners. If Kmart emerges from its Chapter XI bankruptcy proceeding as a smaller company or is not able to successfully reorganize and ceases to exist, revenues from Kmart and its trading partners, which represent less than 5% of 2001 Trading Community Management revenues, would be substantially decreased or lost.

  Software Applications

        Software Applications Solutions Group includes the QRS Catalogue (formerly Tradeweave Product Catalog), a hosted application which was introduced in 1988; Enterprise Software Applications, including QRS Sourcing that was acquired in March 2000 and QRS Merchandising that was acquired in January 2000; and Other Hosted Software Applications, including QRS Showroom that was launched in April 2000, as well as Tradeweave Logistics and Tradeweave Sales and Inventory Analysis which were both introduced in 1995. We will discontinue selling Tradeweave Logistics and Tradeweave Sales and

Inventory Analysis as stand-alone products in mid-2002 and will include relevant portions of their functionality in our QRS Sourcing product.

        The following table sets forth the revenues, cost of revenues, gross profit (loss) and gross margins (loss) for our Software Application categories for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	Years Ended December 31,
	2001	2000	1999
QRS Catalogue:
Revenues	$29,980	$25,460	$23,541
Cost of revenues	7,135	8,959	6,232

Gross profit	22,845	16,501	17,309
Gross margin	76%	65%	74%
Enterprise Software Applications
Revenues	6,256	5,993	—
Cost of revenues	60	—	—

Gross profit	6,196	5,993	—
Gross margin	99%	100%
Other Hosted Software Applications:
Revenues	2,759	2,956	3,293
Cost of revenues(1)	12,421	14,011	7,150

Gross profit (loss)	(9,662)	(11,055)	(3,857)
Gross (loss) margin	(350)%	(374)%	(117)%

Total Software Applications:
Revenues	$38,995	$34,409	$26,834
Cost of revenues	19,616	22,970	13,382

Gross profit	$19,379	$11,439	$13,452

Gross margin	50%	33%	50%

(1)
2001 results include a $4.3 million impairment loss associated with the write-off of capitalized service and product development costs for QRS Showroom (see Note 7 to the Consolidated Financial Statements).

        QRS Catalogue revenues have grown throughout the reporting period, increasing $1.9 million, or 8%, from 1999 to 2000, and $4.5 million, or 18%, from 2000 to 2001. The 2000 increase is primarily attributable to increased usage by our core customer base as well as a change we made in the way we charge fees for sending and receiving catalog documents over the network that had the effect of reducing QRS Exchange revenues and increasing QRS Catalogue revenues. The 2001 increase was also due to expanded usage by our core customer base combined with the effect of a revised pricing structure.

        Cost of revenues for QRS Catalogue consist primarily of customer and technical support personnel, allocated costs of our data center and, starting in 2000, purchased network services to transmit catalog data to and from our data center. In 2000, our cost of Catalogue revenues grew $2.7 million, or 44%, which was faster than our revenues growth, primarily due to additional purchased network services costs associated with the increased revenues we recognized when we changed the way we charge fees for sending and receiving catalog documents over the network. There were also additional allocated costs of our data center and additional customer support infrastructure to support expanding QRS Catalogue rollouts. In 2001, we experienced a decrease in our QRS Catalogue cost of revenues of $1.8 million, or 20%, despite an 18% increase in revenues, producing a significant increase in gross margin. This cost decline is attributable to the decrease in the cost of purchased network services as a result of our revised IBM contract effective January 1, 2001, use of alternative technologies to transmit data to and from the network, as well as cost savings from customer and technical support headcount reductions during the first quarter of 2001. We do not expect these gross margins to improve further in 2002 due to an increase in data center costs allocated to the QRS Catalogue as we phase out certain other hosted applications in mid-2002, as well as increased costs as we open customer support centers in Europe.

        Enterprise Software Applications was a new product category for us in 2000 after we acquired Image Info Inc. (Image Info) in January 2000 and RockPort Trade Systems, Inc. (RockPort) in March 2000, through which we obtained our QRS Merchandising and QRS Sourcing products, respectively. In 2001, revenues increased by $263,000, or 4%, to $6.3 million during difficult economic conditions. We believe Enterprise Software Applications is an area that offers significant growth opportunities for the Company.

        Historically, we have not capitalized software development costs under SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" because technological feasibility has been reached at substantially the same time as products have been released for sale. Therefore, there is no amortization of capitalized product and service development costs included in the cost of revenues for Enterprise Software Applications. As a result, cost of revenues for Enterprise Software Applications are comprised of personnel and related costs for custom software development contracts, as well as media and shipping, and product documentation, which is provided online. As the volume of Enterprise Software Applications transactions increases, we expect gross margins to decline somewhat from the levels reported for 2000 and 2001.

        Other Hosted Applications include QRS Showroom that was initially launched in April 2000, and Tradeweave Sales and Inventory Analysis and Tradeweave Logistics that were introduced in 1995. Revenues from these products steadily decreased during 2000 and 2001, declining $337,000, or 10%, from 1999 to 2000 and $197,000 or 7% in 2001. The decrease in revenues is attributable to the fact that our Tradeweave Sales and Inventory Analysis and Tradeweave Logistics products are being phased out and their relevant functionalities will be developed into our enterprise software applications in mid-2002. Revenues for our QRS Showroom product were de minimus in 2000 and 2001.

        Cost of revenues for Other Hosted Software Applications consists primarily of allocated costs of our data center, amortization of capitalized product and service development costs, including additional charges in 2001 related to the write-off of capitalized costs for QRS Showroom, and customer and technical support personnel. The increase in cost of revenues for Other Hosted Software Applications of $6.9 million, or 96%, from 1999 to 2000 is primarily the result of significant costs incurred to introduce the QRS Showroom product. These costs were principally personnel related, along with amortization of capitalized product and service development costs. Cost of revenues for Other Hosted Software Applications decreased by $1.6 million, or 11%, from 2000 to 2001 due to the February 2001 restructuring efforts that substantially reduced the personnel and facility expenses for the QRS Showroom product; restructuring efforts that reduced customer and technical support personnel for Tradeweave Sales and Inventory Analysis and Tradeweave Logistics; and reduced data center costs. These savings were offset by a $4.3 million write-off of capitalized product and service development costs related to the QRS Showroom product during the fourth quarter of 2001 as the result of an impairment analysis (see Note 7 to Consolidated Financial Statements).

  Global Services

        Global Services Solutions Group consists primarily of QRS Retail Intelligence Services, which we acquired in 1999 from Retail Data Services, Inc. (RDS); QRS Professional Services and maintenance, including implementation and post-contract support services for licensed software applications which we obtained when we acquired RockPort in the first quarter of 2000; and Tradeweave Digital Photography, which we obtained when we acquired Image Info in January 2000. We discontinued Tradeweave Digital Photography services in September 2001 due to underperformance. Global Services revenues also include the best-practice consulting engagements and education conferences we performed in 1999.

        As a result of acquisitions, Global Services revenues increased by $13.5 million, or 240%, from 1999 to 2000. The increase in revenue of $3.9 million, or 20%, from 2000 to 2001 is primarily attributable to growing demand for QRS Retail Intelligence Services and increased QRS Professional Services associated with higher Enterprise Software Applications revenues. This was offset by the significant decline in Tradeweave Digital Photography revenues that were largely dependent on Internet-related companies. Our 2001 QRS Retail Intelligence Services revenues exclude $1.6 million of billings to Kmart for services provided in the fourth quarter 2001, which was not recognized due to Kmart's announced bankruptcy in January 2002. We will recognize revenue in the future if any cash is received from Kmart with the approval of the bankruptcy court. We have continued to provide services to Kmart since its Chapter XI filing for which we are paid on a current basis subject to Bankruptcy Court supervision. If Kmart emerges from its Chapter XI proceedings as a smaller company or is not able to successfully reorganize and ceases to exist, revenues for Global Services might be depressed.

        Cost of revenues for Global Services consist primarily of salary and related costs for field personnel to collect pricing data, software application consultants and technical support personnel for our licensed software applications, and digital photographers and editors, as well the costs of a state-of-the-art photography studio in New York City opened in September 2000. In 2001, cost of revenues increased by $8.9 million, or 53%, against a revenue increase of 20%, resulting in negative gross margins. 2001 cost of revenues for Global Services include a $2.4 million impairment loss associated with the write-down of property and equipment related to the Tradeweave Digital Photography studio which was closed in September 2001. Cost of revenues for Global Services in 2001 also include our personnel costs incurred to perform the services for Kmart during the fourth quarter of 2001 prior to its Chapter XI filing for which we did not recognize the related billings of $1.6 million, as well as $0.5 million of one-time benefits charges related to this solutions group. We have experienced higher benefit costs for our part-time employees who collect retail pricing data.

        In 2000, cost of revenues for Global Services increased by $12.4 million, an amount almost equal to the increase in revenues of $13.5 million, reducing margins from 24% in 1999 to 13% in 2000. This significant cost increase was in large part due to the additional labor costs required to generate the additional revenues as well as facility costs for the photography studio that was opened in September 2000. Global Services gross margins declined further in fiscal year 2001 to (11%). We expect gross margins on our Global Services products to increase in future periods.

Operating Expenses

        The following table sets forth the operating expenses and the related percentages of total revenues of the Company and a breakdown of full-time headcount by sales and marketing, service and product development and general and administrative for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001		2000		1999
	Amount	%	Amount	%	Amount	%
Operating expenses:
Sales and marketing	$31,122	22%	$31,244	22%	$17,994	15%
Service and product development	13,017	9	9,210	7	8,645	7
General and administrative	24,031	17	24,575	17	11,285	9

Operating expenses, before amortization of intangible assets and other non-recurring operating expenses	68,170	48	65,029	46	37,924	31%
Amortization of intangible assets (including goodwill)	29,160	20	25,023	18	1,996	2
In-process research and development	—		17,880	13	963	1
Restructuring expenses	19,354	14	—	—	—	—
Impairment loss	118,896	83	—	—	—	—

Total operating expenses	$235,580	165%	$107,932	76%	$40,883	33%

Headcount at year end:
Sales and marketing	110		112		82
Service and product development	95		108		48
General and administrative	67		81		56

  Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of personnel and related costs in our sales and marketing organizations as well as the costs of various marketing programs. At December 31, 2001, we had 110 full-time employees in our sales and marketing groups, compared to 112 at the end of 2000, and 82 at the end of 1999. Our expenses in this area remained essentially flat in total and as a percentage of revenues in 2001 when compared to 2000. During 2001, we had stock-based compensation expense related to the 2001 restricted stock program and we increased the level of sales operations in Europe and increased our domestic sales force to focus specifically on software applications. This support for growth in the international market was offset entirely by cost savings realized from the integration of our subsidiary, Tradeweave, Inc., in February 2001.

        Sales and marketing expenses increased by $13.3 million, or 74%, from 1999 to 2000 reflecting expansion of our sales and marketing organizations to support new product lines, particularly QRS Sourcing that was acquired in March 2000 and QRS Showroom that was introduced in April 2000. Additionally, we increased sales and marketing resources for our other products and services.

        We would expect sales and marketing expenses to increase as a percentage of revenues over time.

  Service and Product Development Expenses

        Service and product development expenses consist primarily of personnel and equipment costs related to research, development and enhancements of our licensed software and hosted software applications, QRS Exchange's Web Forms solution, and other software for internal use at our QRS Exchange Managed EC outsourcing centers. At December 31, 2001, we had 95 full-time employees in our service and product development groups, compared to 108 at the end of 2000 and 48 at the end of 1999. The expense amounts are net of capitalized service and product development costs that totaled $5.8 million, $5.5 million and $2.5 million in 1999, 2000 and 2001, respectively. For our licensed software applications that were introduced in the first quarter of 2000, capitalized amounts are immaterial because products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time. For our hosted software applications which include QRS Catalogue and QRS Showroom, we capitalize all the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Of the $13.8 million in total capitalized service and product development costs in 1999, 2000 and 2001, $8.0 million related to our QRS Showroom product. We then wrote-off $4.3 million of this amount to cost of revenues for Hosted Software Applications as a part of our impairment loss recorded in 2001. After adding back the capitalized amounts, actual spending was relatively flat over the three years at $14.4 million in 1999, $14.7 million in 2000, and $15.5 million in 2001.

        It is our expectation that service and product development expenses will increase as a percentage of total revenues over time.

  General and Administrative Expenses

        General and administrative expenses consist primarily of the personnel and related costs of our finance and administrative organizations, as well as professional fees and other costs. At December 31, 2001, we had 67 full-time employees in our general and administrative groups, compared to 81 at the end of 2000, and 56 at the end of 1999.

        These expenses declined by $544,000 in total, or 2%, from 2000 to 2001 and remained flat as a percentage of revenues at 17%. This reduction was due primarily to the net reduction in headcount, offset by additional recruitment expense for senior management, stock-based compensation expense related to the 2001 restricted stock program, and accruals for contingent losses, as further described in Note 8, the majority of which was charged to general and administrative expense.

        General and administrative expenses increased by $13.3 million in total, or 118%, and as a percentage of revenues from 9% to 17% from 1999 to 2000. The significant ramp up in this area was due primarily to increased investments in infrastructure and increased headcount to support a larger organization principally due to the acquired businesses. We also increased spending on professional fees associated with the development of corporate strategy.

        It is our expectation that general and administrative expenses will decline as a percentage of total revenues over time.

  Amortization of Intangible Assets (including Goodwill)

        Amortization of intangible assets consists primarily of amortization of goodwill and amortization of other intangible assets, including current technology, trade names, customer lists, workforce and non-compete agreements. Amortization of intangible assets was $2.0 million in 1999, $25.0 million in 2000 and $29.2 million in 2001 (of which $557,000 in 1999, $13.7 million in 2000, and $16.6 million in 2001 represented the amortization of goodwill and $5.0 million in 2000 and $6.1 million in 2001 represented the amortization of purchased current technology). The increases in amortization of intangible assets were primarily due to the timing of the acquisitions as outlined in the following schedule (in thousands):

Acquisition	Acquisition date	Goodwill	Other Intangible Assets	Total Intangible Assets
Retail Data Services, Inc. and RDS, Inc. (RDS)	July 23, 1999	$7,588	$11,169	$18,757
Image Info Inc. (Image Info)	January 21, 2000	31,596	22,407	54,003
RockPort Trade Systems, Inc. (RockPort)	March 20, 2000	76,315	24,069	100,384
Tradeweave, Inc. (Tradeweave), minority interest	February 9, 2001	5,121	3,615	8,736

        As required by Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we recorded impairment losses of $115.4 during the year ended December 31, related to the write-down of intangible assets (including goodwill) associated with these acquisitions (see Note 7 to Consolidated Financial Statements).

        In July 2001, the Financial Accounting Standards ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires businesses combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadened the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangible assets will be evaluated against these new criteria and may result in certain intangible assets being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill. Under the nonamortization approach, goodwill will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill is more than its fair value. The provisions of each statement apply to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets existing at that date. SFAS No. 142 will require us to review goodwill and intangible assets to determine which assets will no longer be amortized, and which assets may require a change in their estimated useful lives; and to assess potential asset impairment, measured on a "fair value" basis. Under SFAS No. 142, we are required to complete the initial step of the transitional impairment test within six months of adoption and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principles for the second quarter of 2002. We will adopt the new standards, effective January 1, 2002. At December 31, 2001, the carrying amount of goodwill was approximately $1.1 million and we believe our adoption of SFAS No. 142 will not have a material effect on our financial position or results of operations.

  In-Process Research and Development

        In connection with the acquisitions of RockPort and Image Info, we expensed $17.9 million ($9.4 million for Image Info and $8.4 million for RockPort, representing 18% and 8% of the purchase prices, respectively) of in-process research and development (IPR&D) related to eight software applications research projects under development for which technological feasibility had not been established as of the acquisition dates. The value of each project was determined through the income approach, which involved discounting cash flows to be derived from the future products to present value using discount rates ranging from 22.5% to 28.5%. The discount rates were developed by computing the weighted average cost of capital of established companies similar in operations and then increased to reflect the additional risk for technology under development since these projects have not reached technological feasibility. The revenue and expense projections were based on historical trends and future expectations for the acquired companies and QRS. These projects have been completed and the actual costs were in line with estimates.

  Restructuring Expenses

        On February 6, 2001, we announced a reorganization plan that included the full integration of the operations of QRS and Tradeweave (see Note 6 to Consolidated Financial Statements) and an alignment of our organization with a single go-to-market strategy focused on enhanced synergies within QRS with resulting cost reductions. In connection with the implementation of the February 2001 reorganization, we recorded restructuring expenses of $4.3 million during the year ended December 31, 2001, comprised of severance of $1.6 million and accelerated stock-based compensation expense of $507,000 for 77 involuntary terminations throughout QRS, and a facilities closure expense of $2.2 million.

        During September 2001, we discontinued our Tradeweave Digital Photography service due to underperformance. As a result, we recorded restructuring expenses of $3.0 million during the year ended December 31, 2001, comprised of severance of $127,000 for 17 involuntary terminations within the Tradeweave Digital Photography Group, and facilities closure expense of $2.9 million.

        Additionally, during the fourth quarter of 2001, we restructured our operations, which included the realignment and certain eliminations of our products and services, the elimination of full-time positions and the consolidation of real estate. As a result, we recorded restructuring expenses of $12.0 million during the year ended December 31, 2001, comprised of severance of $2.0 million for 69 involuntary terminations throughout QRS, and facilities closure expense of $10.0 million. As of December 31, 2001, the accrued liability related to our business restructuring was $16.4 million, comprised of severance of $2.0 million and sublease loss accruals of $14.4 million. We expect to pay the remaining severance liability in full by the first quarter of 2003, and the remaining obligation related to our termination of non-cancelable leases will be paid over the respective lease terms through fiscal 2011. Our restructuring initiatives in 2001 are expected to result in operating expense reductions of approximately $6.0 million to $8.0 million in real estate and salary expense in 2002.

        Restructuring expenses include stock-based compensation expense related to accelerated vesting under the 2001 restricted stock program.

  Impairment loss

        During 1999 and 2000, we formed an Internet start-up company, Tradeweave, Inc. (Tradeweave) and we completed three acquisitions to expand our product and service offerings for our existing customers, as well as to penetrate new markets within the retail industry beyond the general merchandise and apparel sector which represents the majority of our historical business. In 1999, we established Tradeweave as a separate legal entity in order to attract top employees and to minimize the launch time for its products which included an on-line marketplace for the disposition of surplus and mark-down apparel. Mr. Peter Johnson, our Chairman of the Board of Directors, and Mr. Garth Saloner, a director and Chairman of the Compensation Committee, purchased a 10% minority interest in this company and were directors of this company. By late 2000, Tradeweave's solution had evolved to address the full retail cycle. In order to implement a single go-to-market strategy and to fully integrate the products and services of Tradeweave and QRS, we decided to merge their business into ours. In February 2001, we acquired the minority interest in our subsidiary Tradeweave, Inc. and completed a reorganization which resulted in cost savings as the result of headcount reductions and office facility consolidations (see Note 6 to Consolidated Financial Statements). As a result of this related-party transaction we recorded goodwill and other intangible assets of $8.7 million (see Note 5 to Consolidated Financial Statements).

        In July 1999, we purchased RDS, a national market research and data management firm dedicated to the collection, verification and analysis of competitive retail pricing, promotion and distribution information primarily to grocery retailers. This acquisition added 1.9 million Universal Product Codes to the QRS Catalogue and was intended to add additional data elements to the QRS Catalogue such as nutrifacts and other price information. This acquisition added most of the top U.S. grocery chains as customers.

        In January 2000, we purchased Image Info to offer imaging software and services to our customers. Our retailer and vendor customers needed advanced imaging solutions to display images on their Internet sites, as well as to use internally for a wide variety of inventory management and marketing purposes. Image Info was intended to expand the functionality of QRS' catalog through the addition of digital images as well as provide value-added content and imaging to Tradeweave Showroom (now QRS Showroom). The transaction was expected to enhance QRS' current recurring revenue streams.

        In March 2000, we acquired RockPort Trade Systems, Inc. (RockPort) to offer an expanded portfolio of product selection, direct procurement, purchasing, costing, financial and logistics software applications targeted to meet the global trading needs of retailers, vendors, manufacturers and service providers. The RockPort products and services were intended to leverage existing products and services and allow us to offer complete electronic commerce services to our customers and prospects around the world and throughout the retail supply chain.

        During the third quarter of 2001, we recognized an impairment loss of $10.4 million associated with our Tradeweave Digital Photography service which was acquired in connection with the acquisition of Image Info in January 2000. The impairment loss, determined based on analysis performed by American Appraisal Associates, Inc., independent appraiser, and was comprised of the write-down of goodwill and other intangible assets of $8.4 million; and the write-off of the carrying amount of property and equipment of $2.0 million, which was included in cost of revenues, primarily comprised of tenant improvements for the closure of our New York photography studio as well as photographic equipment. Tradeweave Digital Photography revenues were largely dependent on Internet-related companies and we had seen a significant decline in revenues during 2001. In addition, the impairment loss during the third quarter ended September 30, 2001 also included a charge of $536,000 related to the write-off of the value of a Web-portal, which was under construction.

        During the fourth quarter of 2001, under the leadership of our new management, we initiated a comprehensive strategic review of our products and services and market opportunities. In consideration of the current tightening in information technology spending and uncertainties in the marketplace along with analysis performed by American Appraisal Associates, Inc., we concluded that future cash flows from the assets acquired in connection with our acquisitions of RockPort, Image Info, RDS and Tradeweave would not be sufficient to recover the carrying amount of the acquired goodwill and other intangible and tangible assets. Therefore, we recorded an impairment loss of $110.4 million for the year ended December 31, 2001, comprised of the write-down of goodwill and other intangible assets of $60.0 million associated with the QRS Sourcing product acquired in connection with our acquisition of RockPort; $29.3 million associated with the QRS Merchandising product acquired in connection with our acquisition of Image Info; $10.5 million associated with QRS Retail Intelligence Services acquired in connection with our acquisition of RDS; $7.2 million associated with the QRS Showroom product which was recorded in connection with our acquisition of the Tradeweave minority interest; and write-off of the carrying amount of tenant improvements and other assets of $3.4 million, of which $0.4 million is included in cost of revenues. We recognized an additional impairment loss of $4.3 million (which has been included in cost of revenues) related to the write-off of capitalized service and product development costs related to the QRS Showroom product as the result of an impairment analysis.

        As a result of this impairment loss, the remaining carrying value of intangible assets (including goodwill) at December 31, 2001 was $14.5 million, of which $12.6 million is related to the RockPort, Image Info, RDS and Tradeweave acquisitions. We believe that our adoption of SFAS No. 142 will not have a material effect on our financial position and results of operations.

  Interest Income

        Interest income consists primarily of interest earned on cash, cash equivalents and marketable securities. Interest income decreased from $2.0 million in 1999 to $1.5 million in 2000 and to $1.3 million in 2001. Changes in interest income reflect the level of average balances in each year and a decrease in marketable securities yields.

  Income Tax Expense (Benefit)

        Our income tax expense was $8.1 million for 1999. We recorded an income tax benefit of $8.2 million and $6.7 million for fiscal 2000 and 2001, respectively. The income tax benefit for 2000 as a percentage of pre-tax loss reflects the non-deductibility of purchase accounting amounts related to the acquisitions of RockPort and Image Info. Our effective income tax rate was 35% for 1999, (16)% for 2000 and (4)% for 2001. In 2001, we established a valuation allowance for our deferred tax assets due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carryforward, before they expire.

CRITICAL ACCOUNTING POLICIES

        Our critical accounting policies are as follows:

  •
  Revenue recognition;

  •
  Goodwill and other intangible assets;

  •
  Use of estimates.

  Revenue recognition

        We derive revenues from three principal sources:

        (1)  Trading Community Management: Associated revenues relate to the transmission of standard business documents over a network. Such revenues are recognized in the month that such transmission services are performed.

        (2)  Software Applications: Revenues from licensing of enterprise software applications is recognized upon shipment if a signed contract exists, the fee is fixed and determinable, collection is probable and if there are no significant company obligations with regard to implementation of the software. Revenue from hosted software applications is recognized as services are performed. With respect to the QRS Catalogue, monthly fees are billed based on level of usage.

        (3)  Global Services: Fees for QRS Retail Intelligence Services and QRS Professional Services are billed as the related services are performed. Software maintenance revenue is deferred and recognized on a straight-line basis over the life of the related contract which is typically one year.

        We accumulate relevant information from contracts to use in determining the availability of vendor-specific objective evidence and believe that such information complies with the criteria established in Statement of Position 97-2 as follows: (1) Customers are required to pay separately for annual maintenance. Future renewal rates are included as a term of the contracts. We use the renewal rate as vendor-specific objective evidence of fair value for maintenance. (2) We charge standard hourly rates for consulting services based upon the nature of the services and experience of the professionals performing the services and such services are separately priced in contracts. (3) Training is separately priced in the contract.

        Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenues recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing are recorded as unbilled receivables.

  Goodwill and other intangibles assets

        We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends;

  •
  significant decline in our stock price for a sustained period; and

  •
  our market capitalization relative to net book value.

        When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, capitalized product and service development costs, long-lived assets, and goodwill amounted to $28.8 million as of December 31, 2001.

        In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $1.1 million of goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002 and we currently do not expect to record an impairment charge upon completion of the initial impairment review.

  Use of estimates

        The calculation of the estimated sublease loss reserve for vacated facilities requires that management must make estimates of potential future sublease income. Management analyzes current market conditions for real estate with the assistance of reputable commercial real estate brokers. However, future actual sublease income may materially differ from estimated amounts.

        Management's current estimated range of liability related to pending litigation and asserted claims is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss.

  Liquidity and Capital Resources

        The increase of $11.0 million in cash, cash equivalents and marketable securities available- for-sale from December 31, 2000 to December 31, 2001 resulted primarily from cash flows from operations of $21.1 million offset by payments for acquisition related costs and capital expenditures. On July 23, 1999, we used $15.0 million in cash to acquire RDS. On January 21, 2000, we used $5.0 million in cash to acquire Image Info and in January 2000 we used $2.0 million for a deferred acquisition payment related to RDS. During May 2000, we used $5.0 million in cash to repurchase 198,000 shares of our common stock. In April 2001 we used $2.5 million for a deferred acquisition payment related to Image Info and in January 2001 we used $1.0 million for a deferred acquisition payment related to RDS.

        While cash, cash equivalents and marketable securities available-for-sale increased by $11.0 million during 2001, working capital decreased by $10.2 million as the result of an increase in current assets of $0.6 million offset by a large increase in current liabilities of $10.8 million from December 31, 2000 to December 31, 2001. The principal reasons for the increase in current liabilities were an increase in accrued compensation of $3.2 million due primarily to the severance component of our restructuring expenses; increase in sublease loss accrual of $3.8 million, also a result of the restructuring expenses; and a $3.2 million increase in accounts payable due primarily to the timing of payments under our network services contract with IBM.

        Total assets decreased from $248.1 million at December 31, 2000 to $93.9 million at December 31, 2001 primarily due to the impairment loss of $125.6 million and the amortization of intangible assets (including goodwill) of $29.2 million. Total liabilities increased from $37.0 million at December 31, 2000 to $47.2 million at December 31, 2001, which includes $14.4 million in sublease loss accruals related to restructuring.

        On April 22, 1997, we announced that our Board of Directors had authorized the repurchase from time to time of up to $5 million of our common stock in both open market and block transactions. Our Board of Directors authorized a $5 million increase in this repurchase amount on October 16, 1998, and an additional increase of $5 million on May 4, 2000, for a total of $15 million. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. We repurchased 198,000 shares of our common stock during the year ended December 31, 2000.

        Although cash, cash equivalents and marketable securities will decline in the first half of 2002, management believes that the cash, cash equivalents, and marketable securities available-for-sale at December 31, 2001 and cash anticipated to be generated from future operations, will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. If we require additional capital resources to grow our business, execute our operating plans or acquire complementary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities which may result in additional dilution to our stockholders. However, we cannot be certain that additional funding will be available on acceptable terms or at all. We have no plans to pay dividends with respect to our common stock in the foreseeable future.

        During 2001, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly as a result of decreases in customer demand or decreases in acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized.

        At December 31, 2001, future payments under contractual arrangements and operating lease obligations are as follows (in thousands):

	Minimum Lease Commitments(1)	Deferred Acquisition Payment(2)	Accrued Compensation (including severance)
Year Ending December 31:
2002	$6,294	$2,500	$7,452
2003	5,628
2004	4,808
2005	3,257
2006	3,261
2007 & thereafter	29,071

Total	$52,319	$2,500	$7,452

(1)
Includes minimum lease commitments for vacant facilities that are available for sublease. On February 13, 2002, we executed a sublease agreement for our San Francisco facility under a non-cancelable operating sublease. The sublease requires monthly rental receipts of $35,749, commencing on April 1, 2002 and expiring on September 30, 2004, concurrent with the expiration of our lease obligation. Receipt of these sublease payments has not been included.

(2)
Represents accrued acquisition payment to the former shareholders of Image Info (see Note 5 to Consolidated Financial Statements).

Risks Relating to Our Business

        An investment in our common stock involves risks and uncertainties. Investors evaluating us and our business should carefully consider the factors described below and all other information contained in this Annual Report on Form 10-K before purchasing our common stock. Any of the following factors could materially harm our business, operating results and financial condition, as well as additional factors and uncertainties not currently known to us or that we currently consider immaterial. Investors could lose all or part of their investment as a result of these factors.

The economic slowdown in the retail industry makes uncertain our future operating results.

        Historically, we have generated all of our revenues from the sale of products and services to the retail industry. The retail industry is experiencing a marked slowdown as part of the general economic downturn of the last couple of years and the impact of the terrorist attacks on September 11, 2001. In addition, we believe that the retail industry may be consolidating and that the industry is currently experiencing increased competition and weakening economic conditions that could negatively impact the industry and our customers' ability to pay for our products and services. Furthermore, some of our largest customers, including Kmart Corp, have filed for bankruptcy. Such weakening economic conditions in the retail industry, consolidation and bankruptcy filings have in the past, and may in the future, negatively impact our ability to sell our products and services to existing and potential customers in the retail industry. The loss of any large retail or vendor customer may also result in our loss of all of the trading partners of that retailer or vendor that are also our customers, which would have a material adverse impact on our business, operating results and financial condition.

        In addition, the license of our software products may involve a substantial capital expenditure by our retail customers. As a result of the economic slowdown in the retail industry, we believe that our current and potential retailer customers have been, and will be less likely to, make such capital expenditures. Unless the retail industry recovers from its current economic slowdown, our business, operating results and financial condition may continue to suffer materially.

We have experienced significant losses in recent fiscal periods, and may continue to experience losses in the foreseeable future.

        We have recently incurred significant losses, including net losses of $42.4 million and $173.3 million for the fiscal years ended December 31, 2000 and 2001, respectively. A substantial amount of these losses were in connection with non-cash charges relating to the impairment of remaining intangible assets, including technology and goodwill, acquired through our acquisitions in recent years of RockPort Trade Systems Inc., Image Info Inc., and Retail Data Services Inc., as well as our acquisition of the outstanding minority interest of Tradeweave Inc. We may continue to incur non-cash charges related to the impairment of other intangible assets, as well as non-cash charges related to stock compensation. Further impairment of intangible assets could occur since the revenue and income potential of some of our services and products are unproven, and some of the markets we are addressing are in the early stages of development. There can be no assurance that new services and products introduced by us will gain market acceptance, or that new technologies or business methods will not be developed that replace or reduce the importance of our current offerings, and thus there can be no assurance that we will not need to take additional impairment charges.

        Even after excluding impairment losses, restructuring expenses, as well as the write-off of capitalized service and product development costs and the write-down of property and equipment included in cost of revenues, our pro forma net loss for the year ended December 31, 2001, would have been $28.2 million. We may continue to incur significant operating losses in the future.

We have recently experienced significant changes in our senior management team.

        In recent years we have experienced significant turnover in our management team. Our current President and Chief Executive Officer joined us in October 2001, and our current Chief Financial Officer joined us in January 2002. Other members of management have also joined us only recently, and the team as a whole has had a very limited time to work together. Our success depends upon the performance of our executive officers and other key employees and the ability of our management team to work together effectively. There can be no assurance that the management team will be able to work together effectively, that we can continue to retain or recruit necessary additional personnel, or that such new personnel will be efficiently integrated or be adequate for our current or future operations.

Our industry is characterized by rapid technological change, and there are risks associated with new product development.

        The increasing use of the Internet as a communications medium has rapidly changed the competitive environment of our industry. The supply chain management industry is now characterized by rapid technological innovation. While we continue to develop solutions that take advantage of the Internet's potential, the majority of our revenues for the foreseeable future are expected to derive from our traditional EDI services, which are not Internet-based. We cannot predict with any assurance whether the demand for Internet-related products and services will increase or decrease in the future; however, the future success of our services and products may depend, in part, on our ability to continue developing products and services that are compatible with the Internet. The increased commercial use of the Internet could require substantial modification and customization of our services and products and the introduction of new services and products. There can be no assurance that our competitors and potential competitors will not succeed in developing competing technologies that are more effective or more effectively marketed than the services and products marketed by us or that would render our services or products obsolete or noncompetitive.

        In addition, the markets for our Software Applications are subject to rapid technological change, changing client needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Our growth and future operating results will depend, in part, upon our ability to enhance existing applications and develop and introduce new applications or capabilities.

        Our product development and testing efforts have required, and are expected to continue to require, substantial investments. We may not possess sufficient resources to continue to make the necessary investments in technology. In addition, we may not successfully identify new software applications, or bring new software to market in a timely and efficient manner. If we are unable to develop and introduce new and enhanced software in a timely manner, we may lose existing customers to our competitors and fail to attract new customers, which may adversely effect our performance and results of operations.

Our business is marked by increased price competition.

        The changed technological landscape and the desire of companies to obtain market share has resulted in increased price competition, particularly in our traditional EDI services market. This competition has caused us from time to time to reduce prices on these services. We expect that as the retail industry continues to adopt existing and new information technologies, that competition and pricing pressures will increase. If we are forced to effect further price reductions in connection with such increased competition, such reductions would reduce net sales in future periods to the extent not offset by increased unit sales or other factors. Price reductions in response to competitive pressures could have a material adverse effect on our business, financial condition and results of operations.

The market for business-to-business electronic commerce services in the retail industry is intensely competitive.

        Numerous other companies participate in the supply chain management industry generally. Many of our competitors and potential competitors have longer operating histories, greater brand recognition, larger customer bases and greater financial and other resources with which to improve and aggressively market their products. In addition, some larger potential customers have chosen to develop their own supply chain management systems internally rather than to utilize the service and product offerings of external providers. All of these competitive factors may adversely affect our business.

We have experienced difficulty in effectively integrating and managing acquired companies and their products.

        In 2000, we acquired two companies whose products included software applications. In early 2001, we acquired the minority interest of our subsidiary, Tradeweave, Inc. and integrated its operations into ours. In September 2001, we shut down the Digital Photography line of business, which had been acquired through our acquisition of Image Info Inc. in January 2000. We have limited experience in integrating and managing acquired companies and selling products such as software applications and related services that produce revenue on a one-time license fee basis rather than a recurring service fee model. We cannot assure you that we will be successful in fully integrating the acquired companies and their products into our business and financial model. Moreover, our recently expanded service and product offerings include many services and products that do not fit in our traditional network-based recurring revenue business model. If we are unable to successfully integrate or manage our other acquired companies and their products, our business, results of operations and financial condition may be harmed.

We may continue to enter into business combinations in order to expand our operations.

        We may choose to continue to expand our operations or market presence through business combinations, acquisitions, joint ventures or other strategic alliances with third parties. There are a number of risks associated with such transactions, such as the difficulty of assimilating the operations, technology and personnel of the combined companies; the potential disruption of our ongoing business; the diversion of attention of management; the inability to retain key technical and managerial personnel; additional expenses associated with the amortization or impairment of acquired intangible assets; the potential assumption of additional debt, and/or an issuance of equity, which could be dilutive to existing stockholders; the maintenance of uniform standards, controls and policies; and the impairment of relationships with existing employees and customers. There can be no assurance that we will be successful in overcoming these risks or any other potential problems encountered in connection with such business combinations or similar transactions, or that such transactions would not have a material adverse effect on our business, financial condition and results of operations.

Our operating results may fluctuate from quarter to quarter.

        We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, including changes in the demand for our services and the use of our existing services; changes in customer buying patterns; changes in our pricing policies or those of our competitors; market acceptance of new and enhanced versions of our services and products; changes in operating expenses; changes in our strategy; introduction of alternative technologies by our competitors; effect of potential acquisitions and the integration and management of acquired products; and industry and general economic factors. In addition, our limited operating history with software application licensing makes accurate prediction of future operating results difficult or impossible. We have experienced, and may experience in one or more future quarters, operating results that are below the expectations of public market analysts and investors. In such an event, the price of our common stock has been, and would likely be, materially and adversely affected.

Because our products and services are complex and perform mission-critical functions, we are vulnerable to product defect and product liability claims.

        Our software products are complex and perform critical functions for our customers, and consequently carry inherent risks. For example, our software products may contain undetected errors or failures when first introduced or as new versions are released. The possibility for program errors and failures may increase due to factors including the use of new technologies, the integration of third party software, or the need for more rapid product development that is characteristic of the software market. We undergo pre-release product testing by our current and potential customers to minimize risks, and our customer license agreements typically contain provisions designed to limit our exposure to potential product liability claims. Nevertheless, such provisions may not always be enforced or enforceable in the various legal jurisdictions in which we operate. There can be no assurance that any errors or failures by our products and services will not subject us to substantial product liability claims.

We are dependent on the IBM Value-Added Network.

        Pursuant to a contract that expires on December 31, 2002, we have used the IBM VAN as the network platform over which we provide customers with most of our QRS Exchange products and services. We depend on the IBM VAN for a substantial part of our revenues. Upon the expiration of our contract with IBM, in the event that IBM decides to increase the prices that it charges us, or reduces the amount of discounts or allowances we currently receive, and we are not able to pass along such increased costs charges to our customers, our business, financial condition and results of operations could be materially adversely affected. In addition, pursuant to the IBM contract, we currently pay a flat fee to IBM for our use of their network services. If our use of the network services declines, our gross margins will decrease, thereby also adversely affecting our business and operating results.

        Because we have no right to control the maintenance and operation of the IBM VAN, we are subject to decisions that adversely affect the operation of the VAN and thus on our business and results of operations. In addition, if IBM becomes unable or unwilling to provide VAN services, we would either have to provide these services directly or arrange for another third party to provide such services. We cannot assure you that we would be able to do so on a timely basis, if at all, or that the costs of any such arrangements would not materially adversely affect our business and results of operations. Disruption or unavailability of the IBM VAN may have a material adverse effect on our business, results of operations and financial condition.

        IBM and AT&T are free to compete against us, and we cannot assure you that either of them will not choose to compete with us in the future. If AT&T markets IBM VAN services to the retail industry or directly to our customers, or permits one or more of our competitors to use and remarket IBM's VAN services to the retail industry, it could adversely affect our business, financial condition and results of operations.

Damage to our data center facility could have a material adverse effect on our business and results of operations.

        Our data center is located in a single facility and we have no present intention of establishing an additional data center in a separate location. Notwithstanding the precautions we have taken to protect ourselves and our customers from delivery interruption events, we cannot assure you that a fire, earthquake, or other natural disaster affecting the data center would not disable our computer system. Any significant damage to our data center, or disruption of its connectivity to the IBM VAN and the AT&T network, could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to protect our proprietary technology and information.

        Intellectual property laws afford only limited protection. Any patents issued to us may be invalidated, circumvented or challenged, and pending or future patent applications may not be issued with the scope of the claims we seek, if at all. Existing copyright laws afford only limited protection, and we may not be able to police unauthorized use of our services, proprietary technology, or information. In addition, the laws of certain countries in which our products and services may be distributed may not protect our proprietary rights as fully as do the laws of the United States. If unauthorized third parties obtain and use our proprietary technology and information, our business, results of operations and financial condition may be materially adversely affected. In addition, claims by third parties regarding the infringement of alleged intellectual property rights are a frequent occurrence in our industry. Although we do not believe that we are infringing any proprietary rights of others, any such third party claims may similarly materially adversely affect our business, operating results and financial condition.

Certain anti-takeover provisions could discourage attempts to acquire control of us.

        We are a Delaware corporation. The Delaware General Corporation Law, and our bylaws and certificate of incorporation contain certain provisions that may make a change in control of our company more difficult or prevent the removal of incumbent directors. For example, our certificate of incorporation provides for a classified Board of Directors and our bylaws and certificate of incorporation allow our Board of Directors to expand its size and fill any vacancies without stockholder approval. In addition, our stockholders are not entitled to call a meeting, or to act by written consent. Furthermore, our Board of Directors has the authority to issue preferred stock and to designate voting rights, dividend rates and privileges of the preferred stock, all of which may be senior to the rights of the common stockholders.

Our stock price may fluctuate substantially.

        The market price of our common stock has fluctuated significantly since the initial public offering of our common stock in August 1993 and could be subject to significant fluctuations in the future based on any number of factors, such as announcements of new services by us or by our competitors; fluctuations in our quarterly financial results or our competitors; changes in analysts' estimates of our financial performance or our failure to meet these estimates; conditions in the Internet commerce, information service, and high technology industries generally; and conditions in the financial markets generally. We cannot assure you that the market price of our common stock will not continue to experience significant fluctuations in the future.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our exposure to market risk associated with changes in interest rates relates primarily to our investment portfolio of marketable securities. We do not use derivative financial instruments in our investment portfolio. The stated objectives of our investment guidelines are to preserve principal, meet liquidity needs and deliver maximum yield subject to the previous conditions. The guidelines limit maturity, concentration, and eligible investments to high credit quality U.S. issuers, such as the U.S. Treasury and other federal, state and local government agencies and highly rated banks and corporations. Our marketable securities profile includes only those securities with active secondary or resale markets to ensure portfolio liquidity.

        The table below presents principal amounts and related weighted average interest rates due by date of maturity for the marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At December 31, 2001, the weighted average maturity of the marketable securities portfolio was 325 days.

(Amounts in thousands)	Maturity 2002	Maturity 2003	Total	Fair Value at December 31, 2001
Municipal Agencies	$6,475	$1,000	$7,475	$7,499
Corporations	996	1,206	2,202	2,212

Total	$7,471	$2,206	$9,677	$9,711

Weighted average interest rate	3.49%	3.59%	3.51%	3.51%

Foreign Currency Risk

        We have no significant investments outside the United States of America and do not have material transactional foreign currency risk because less than 5% of our billings are in a currency other than the U.S. dollar. We have no significant hedging activity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Board of Directors and Stockholders of QRS Corporation

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive earnings (loss), of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of QRS Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Francisco, California
February 8, 2002 except for 4th and 5th paragraphs of Note 8, which are as of March 12, 2002 and footnote 1 to the last paragraph of Note 8, which is as of February 13, 2002

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders QRS Corporation:

        We have audited the accompanying consolidated statements of operations and comprehensive earnings (loss), stockholders' equity and cash flows of QRS Corporation and subsidiaries (the "Company") for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
San Jose, California
February 4, 2000

QRS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$28,911	$15,372
Marketable securities available-for-sale	7,496	10,090
Accounts receivable—net of allowance for doubtful accounts of $2,041 at December 31, 2001 and $2,072 at December 31, 2000	22,178	27,292
Deferred income tax assets	—	1,666
Prepaid expenses and other	2,514	2,959
Income taxes receivable	125	3,228

Total current assets	61,224	60,607

Property and equipment:
Furniture and fixtures	2,506	3,836
Equipment	18,739	23,849
Leasehold improvements	2,216	5,648

	23,461	33,333
Less accumulated depreciation and amortization	(11,923)	(10,960)

Total	11,538	22,373

Marketable securities available-for-sale	2,215	2,171
Capitalized service and product development costs—net of accumulated amortization of $8,515 at December 31, 2001 and $5,293 at December 31, 2000	2,838	9,021
Intangible assets—net of accumulated amortization of $27,244 at December 31, 2001 and $2,221 at December 31, 2000	14,455	150,452
Deferred transaction costs related to acquisition	—	1,700
Other assets	1,658	1,796

Total	$93,928	$248,120

See Notes to consolidated financial statements

QRS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Continued)

	December 31, 2001	December 31, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,914	$8,675
Accrued compensation	7,452	4,274
Accrued vacation	2,095	2,259
Deferred acquisition payments	2,500	3,600
Accrued transaction costs related to acquisition	—	1,700
Deferred revenue	3,593	3,138
Sublease loss accruals related to business restructuring	3,820	—
Other accrued liabilities	4,140	1,065

Total current liabilities	35,514	24,711
Deferred income taxes	—	7,678
Deferred acquisition payments	—	2,500
Sublease loss accruals related to business restructuring	10,602	—
Deferred rent and other	1,103	2,141

Total liabilities	47,219	37,030

Commitments and contingencies (Note 8)	—	—
Stockholders' equity:
Preferred stock—$.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$.001 par value; 60,000,000 shares authorized; 15,841,854 shares issued and 15,616,529 shares outstanding at December 31, 2001; and 15,281,111 shares issued and 14,663,015 shares outstanding at December 31, 2000	251,752	240,968
Deferred compensation	(1,710)	—
Treasury stock; 225,325 shares at December 31, 2001 and December 31, 2000	(5,530)	(5,530)
Accumulated other comprehensive earnings (loss):
Unrealized gain on marketable securities available for sale	34	124
Cumulative translation adjustments	(36)	—
Accumulated deficit	(197,801)	(24,472)

Total stockholders' equity	46,709	211,090

Total	$93,928	$248,120

See Notes to consolidated financial statements

QRS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)
Years Ended December 31, 2001, 2000, and 1999
(In thousands, except per share amounts)

	2001	2000	1999
Revenues:
Trading community management	$80,657	$88,120	$91,016
Software applications	38,995	34,409	26,834
Global services	22,933	19,066	5,605

Total revenues	142,585	141,595	123,455
Cost of revenues:
Trading community management	43,208	47,566	44,057
Software applications	19,616	22,970	13,382
Global services	25,493	16,613	4,257

Total cost of revenues	88,317	87,149	61,696

Gross profit	54,268	54,446	61,759

Operating expenses:
Sales and marketing	31,122	31,244	17,994
Service and product development	13,017	9,210	8,645
General and administrative	24,031	24,575	11,285
Amortization of intangible assets (including goodwill)	29,160	25,023	1,996
In-process research and development	—	17,880	963
Restructuring expenses	19,354	—	—
Impairment loss	118,896	—	—

Total operating expenses	235,580	107,932	40,883
Operating (loss) earnings	(181,312)	(53,486)	20,876
Interest income	1,296	1,505	2,011

(Loss) earnings before income taxes and minority interest	(180,016)	(51,981)	22,887
Income tax (benefit) expense	(6,687)	(8,182)	8,057
Minority interest in loss from subsidiary	—	(1,422)	(89)

Net (loss) earnings	(173,329)	(42,377)	14,919
Other comprehensive earnings (loss):
Unrealized (loss) gain from marketable securities available-for-sale, net of tax	(90)	260	(199)
Change in cumulative translation adjustment	(36)	—	—

Total comprehensive earnings (loss)	$(173,455)	$(42,117)	$14,720

Basic net (loss) earnings per share	$(11.26)	$(2.92)	$1.12

Shares used to compute basic net (loss) earnings per share	15,400	14,524	13,322

Diluted net (loss) earnings per share	$(11.26)	$(2.92)	$1.05

Shares used to compute diluted net (loss) earnings per share	15,400	14,524	14,167

See Notes to consolidated financial statements

QRS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

				Accumulated Other Comprehensive Earnings (Loss)
	Common Stock				Retained Earnings (Accumulated Deficit)
			Deferred Compensation			Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 1998	12,880,862	$65,262	$—	$63	$2,629	$67,954
Exercise of warrants	15,000	25	—	—	—	25
Reissuance of treasury stock	11,000	214	—	—	357	571
Issuance of common stock	42,250	2,192	—	—	—	2,192
Exercise of stock options, including tax benefit	675,105	18,078	—	—	—	18,078
Issuance of common stock under Employee Stock Purchase Plan	23,175	683	—	—	—	683
Purchase of fractional shares from stock split	(184)	(9)	—	—	—	(9)
Other comprehensive earnings—unrealized loss on marketable securities available-for-sale	—	—	—	(199)	—	(199)
Net earnings	—	—	—	—	14,919	14,919

Balance, December 31, 1999	13,647,208	86,445	—	(136)	17,905	104,214
Purchase of treasury stock	(198,000)	(5,004)	—	—	—	(5,004)
Fair value of stock options assumed in acquisition	—	9,367	—	—	—	9,367
Issuance of common stock	1,255,707	131,177	—	—	—	131,177
Common stock held in escrow	(392,771)	—	—	—	—	—
Exercise of stock options, including tax benefit	312,919	13,040	—	—	—	13,040
Issuance of common stock under Employee Stock Purchase Plan	37,952	413	—	—	—	413
Other comprehensive earnings—unrealized gain on marketable securities available-for-sale	—	—	—	260	—	260
Net loss	—	—	—	—	(42,377)	(42,377)

Balance, December 31, 2000	14,663,015	235,438	—	124	(24,472)	211,090
Issuance of common stock for Tradeweave minority share acquisition	334,774	3,847	—	—	—	3,847
Fair value of warrants issued for Tradeweave minority share acquisition	—	1,372	—	—	—	1,372
Fair value of stock options assumed from Tradeweave minority share acquisition	—	1,044	—	—	—	1,044
Intrinsic value of unvested stock options from minority share acquisition	—	—	(59)	—	—	(59)
Amortization of intrinsic value of unvested stock options from minority share acquisition	—	—	17	—	—	17
Issuance of common stock held in escrow	392,771	—	—	—	—	—
Exercise of stock options	25,869	120	—	—	—	120
Issuance of common stock under Employee Stock Purchase Plan	70,695	677	—	—	—	677
Fair value of restricted stock awarded	—	3,927	(3,927)	—	—	—
Issuance of common stock under Restricted Stock plan	129,405	—	—	—	—	—
Stock option compensation for non-employee	—	302	—	—	—	302
Amortization and acceleration of restricted stock, net of cancellations	—	(505)	2,259	—	—	1,754
Other comprehensive loss	—	—	—	(126)	—	(126)
Net loss	—	—	—	—	(173,329)	(173,329)

Balance, December 31, 2001	15,616,529	$246,222	$(1,710)	$(2)	$(197,801)	$46,709

See Notes to consolidated financial statements

QRS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000, and 1999
(Dollars in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net (loss) earnings	$(173,329)	$(42,377)	$14,919
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,062	6,728	3,559
Amortization of capitalized service and product development costs and other	4,746	4,535	1,811
Amortization of intangible assets (including goodwill)	29,160	25,023	1,996
Impairment loss	125,601	—	—
In-process research and development	—	17,880	963
Stock-based compensation	2,073	213	—
Provision for allowance for doubtful accounts	2,053	1,977	1,980
Loss from disposal of property and equipment	—	179	103
Minority interest in loss from subsidiary	—	(1,422)	(89)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,061	125	(7,793)
Prepaid expenses and other	445	(11)	(1,669)
Income taxes receivable (payable)	3,103	1,498	(4,726)
Deferred income taxes	(7,085)	(3,217)	7,856
Accounts payable	3,239	(2,906)	2,594
Deferred revenue	295	1,054	—
Other accrued liabilities	6,089	(1,711)	1,312
Sublease loss accruals related to business restructuring	14,422	—	—
Deferred rent and other	(878)	445	(48)

Net cash provided by operating activities	21,057	8,013	22,768

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(13,722)	(15,069)	(20,913)
Sales and maturities of marketable securities available-for-sale	15,357	15,963	16,313
Purchases of property and equipment	(3,154)	(15,014)	(9,123)
Proceeds from disposal of property and equipment	—	131	—
Capitalization of service and product development costs	(2,516)	(5,468)	(5,763)
Acquisition of businesses, net of cash acquired	—	(4,270)	(14,840)
Other assets	620	(2,166)	(2,183)
Payment of deferred acquisition payments	(3,500)	(2,000)	—
Payment of transaction costs related to acquisitions	(1,400)	(1,796)	—

Net cash used in investing activities	(8,315)	(29,689)	(36,509)

Cash flows from financing activities:
Proceeds from employee stock purchase plan issuances	677	413	683
Exercise of stock options	120	5,544	10,312
Exercise of stock warrants	—	—	25
Contributions from minority interest	—	1,683	500
Purchase of fractional shares from stock split	—	—	(9)
Purchase of treasury stock	—	(5,004)	—

Net cash provided by financing activities	797	2,636	11,511

Net increase (decrease) in cash and cash equivalents	13,539	(19,040)	(2,230)
Cash and cash equivalents at beginning of year	15,372	34,412	36,642

Cash and cash equivalents at end of year	$28,911	$15,372	$34,412

Other cash flow information:
Taxes paid during the year	$56	$69	$6,421

See Notes to consolidated financial statements

QRS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 2001, 2000, and 1999
(Dollars in thousands)

	2001	2000	1999
Noncash investing and financing activities:
Tax benefit from stock options exercised	$—	$7,496	$7,766
Deferred acquisition payments	—	5,000	3,000
Fair value of common stock issued in acquisitions	3,847	131,177	2,763
Fair value of stock options assumed in acquisition	1,044	9,367	—
Fair value of warrants issued in acquisition	1,372	—	—
Fair value of restricted stock awarded	3,927	—	—
Tax benefit from acquisition of The EDI Connection in 1998	—	—	329
Unrealized gain (loss) on marketable securities available-for-sale	(90)	260	(199)
Unrealized loss from foreign currency exchange	(36)	—	—

        On February 9, 2001, we acquired the outstanding capital stock not previously held by us in our majority-owned subsidiary, Tradeweave Inc. On March 10, 2000, we acquired substantially all the assets of RockPort Trade Systems, Inc. On January 21, 2000, we acquired the outstanding capital stock of Image Info, Inc. On July 23, 1999, we acquired the outstanding common shares of Retail Data Services and its affiliate, RDS, Inc. The purchase prices were allocated, as follows:

	2001	2000	1999
Accounts receivable	$—	$3,430	$1,092
Prepaid expenses and other	—	232	—
Accrued transaction costs	(1,400)	(1,750)	(250)
Current liabilities assumed	—	(6,841)	(171)
Deferred acquisition payments	—	—	(2,000)

Working capital (deficiency) other than cash	(1,400)	(4,929)	(1,329)
Property and equipment	—	539	212
Other assets	—	97	—
Goodwill	5,121	107,911	7,588
Other intangible assets	3,556	46,476	11,169
In-process research and development	—	17,880	963
Deferred acquisition payment—non current	—	(5,000)	(1,000)
Other non-current liability	—	(295)	—
Fair value of stock options assumed	(1,044)	(9,367)	—
Intrinsic value of stock options assumed	59	—	—
Deferred income taxes	(1,073)	(17,865)	—
Fair value of warrants issued	(1,372)	—	—
Fair value of common stock issued	(3,847)	(131,177)	(2,763)

Acquisitions, net of cash acquired of $730 for 2000 and $160 for 1999, and stock issued
	$—	$4,270	$14,840

See Notes to consolidated financial statements

QRS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: DESCRIPTION OF THE BUSINESS

        We market our products and services in three Solutions Groups: Software Applications, Trading Community Management, and Global Services. Our Software Applications allow for automated data synchronization, collaborative sourcing and supply, financial order management, international logistics and customs management, collaborative planning and online merchandising. Our Software Applications include both enterprise applications installed on customers' computer systems as well as hosted applications installed on our computer systems. Our Trading Community Management solutions allow retailers and their trading partners to exchange electronic business documents (such as purchase orders, invoices, advanced shipping notices), as well as collaborative business processes, thus eliminating paper, mail delays, and keypunch data errors as these electronic business documents are integrated with trading partner's accounting and inventory systems. Our Global Services include the collection, analysis and delivery of information, such as pricing and operational merchandising metrics, for use in strategic and tactical decision making; software implementation and integration services; retail solutions consulting; and technical support and training services for our various solutions..

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The accompanying financial statements include the accounts of QRS Corporation and our subsidiaries which include QRS Canada Inc., QRS Sales and Services Corporation, Tradeweave, Inc. (see Notes 5 and 14), Image Info Inc., Retail Data Services, Inc., RockPort Trade Systems Ltd., QRS PACRIM Corporation, QRS EMEA, Inc., QRS France SARL, Image Info LLC (a Delaware LLC) and RockPort Trade Systems LLC (a Delaware LLC). All significant inter-company transactions have been eliminated.

Foreign Currency Translation

        The Company considers the local currency to be the functional currency for its international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income (loss). Foreign currency transaction gains and losses, which to date have not been material, are included in the consolidated statements of operations.

Derivatives

        We adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, at the beginning of our fiscal year 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 did not have a material effect on the financial statements of the Company.

Revenue Recognition

        We derive revenues from three principal sources:

  (1)
  Trading Community Management: Associated revenues relate to the transmission of standard business documents over a network. Such revenues are recognized in the month that such transmission services are performed.

  (2)
  Software Applications: Revenues from licensing of enterprise software applications is recognized upon shipment if a signed contract exists, the fee is fixed and determinable, collection is probable and if there are no significant company obligations with regard to implementation of the software. Revenue from hosted software applications is recognized as services are performed. With respect to the QRS Catalogue, monthly fees are billed based on level of usage.

  (3)
  Global Services: Fees for QRS Retail Intelligence Services and QRS Professional Services are billed as the related services are performed. Software Maintenance revenue is deferred and recognized on a straight-line basis over the life of the related contract which is typically one year.

        We accumulate relevant information from contracts to use in determining the availability of vendor-specific objective evidence and believe that such information complies with the criteria established in Statement of Position 97-2 as follows: (1) customers are required to pay separately for annual maintenance. Future renewal rates are included as a term of the contracts. We use the renewal rate as vendor-specific objective evidence of fair value for maintenance. (2) We charge standard hourly rates for consulting services based upon the nature of the services and experience of the professionals performing the services and such services are separately priced in contracts. (3) Training is separately priced in the contract. Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenues recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing are recorded as unbilled receivables.

Cash and Cash Equivalents

        We consider all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Our cash is deposited primarily in banks in the United States, United Kingdom, Canada, Hong Kong and France. Deposits in these banks may exceed the amount of insurance, if any, provided on such deposits. We have not experienced any losses in such deposits and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Marketable Securities Available-For-Sale

        Short-term and long-term investments in debt securities on the balance sheet are classified as available-for-sale and are carried at fair value, with the unrealized gains or losses, net of tax, reported in accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains or losses were not significant in 2001, 2000 and 1999.

Service and Product Development Costs

        We account for development costs related to products to be sold in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Development costs are capitalized beginning when a product's technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the beta stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time. Accordingly, capitalized amounts were immaterial.

        We account for costs incurred to develop our computer software for internal use in accordance with AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As required by SOP 98-1, we capitalize the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Capitalized development costs are amortized over various periods up to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. For the years ended December 31, 2001, 2000 and 1999, we capitalized product development costs of $2.5 million, $5.5 million, and $5.8 million, respectively. As described in Note 7, we recognized an impairment loss of $4.3 million in 2001 related to the write-off of capitalized service and product development costs.

Property and Equipment

        Property and equipment are stated at cost. During the third quarter of 2001, we changed the estimated lives for property and equipment other than leasehold improvements and all subsequent expenditures for these items are capitalized and depreciated on a straight-line basis over useful lives of 30 months. We made this change to reflect the economic usefulness of our property and equipment, and management believes that this change will not have a material effect on our financial position or results of operations. Expenditures for property and equipment acquired prior to this change other than leasehold improvements were capitalized and will continue to be depreciated on a straight-line basis over original estimated useful lives, which were generally three years for software and five years for furniture, fixtures and equipment. We continue to amortize leasehold improvements over the remaining period of the lease or over the estimated useful life of the improvement, whichever is shorter. As described in Note 7, we recognized an impairment loss of $5.9 million in 2001 related to the write-down of property and equipment.

        In October 2001, the Financial Accounting Standard Board (the "FASB") issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The requirement eliminates APB No. 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144, effective January 1, 2002 and our adoption of the statement had no effect on our financial position or results of operations. Depreciation and amortization for the years ended December 31, 2001, 2000 and 1999 was $8.1 million, $6.7 million, and $3.6 million, respectively.

Goodwill and Other Intangible Assets

        As required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. In performing the review for recoverability, we would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss, if any, would be calculated based on the excess of the carrying amount of the asset over its fair value. As described in Note 7, we recorded an impairment loss of $115.4 million associated with goodwill and other intangible assets in 2001.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadened the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangible assets will be evaluated against these new criteria and may result in certain intangible assets being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill. Under the nonamortization approach, goodwill will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill is more than its fair value. The provisions of each statement apply to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets existing at that date. SFAS No. 142 will require us to review goodwill and intangible assets to determine which assets will no longer be amortized, and which assets may require a change in their estimated useful lives; and to assess potential asset impairment, measured on a "fair value" basis. Under SFAS No. 142, we are required to complete the initial step of the transitional impairment test within six months of adoption and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principles for the second quarter of 2002. We will adopt the new standards effective January 1, 2002. At December 31, 2001, the carrying amount of goodwill was approximately $1.1 million and we believe our adoption of SFAS No. 142 will not have a material effect on our financial position or results of operations.

        Goodwill and other intangible assets (including contracts, proprietary databases, trademarks, current technology, assembled workforce and non-compete agreements) purchased in connection with the acquisitions of businesses are amortized on a straight-line basis over their estimated useful lives, which range from three to seven years. Amortization expense was $29.2 million, $25.0 million, and $2.0 million in 2001, 2000 and 1999, respectively.

Advertising and Promotional Costs

        We expense advertising and promotional costs as they are incurred. Advertising expense for 2001, 2000, and 1999 was $2.1 million, $3.8 million and $1.0 million, respectively.

Stock Based Compensation

        SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed under provisions of SFAS No. 123, we have chosen to continue the intrinsic value based method under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and provide pro forma disclosures of net earnings and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted (see Note 11).

Earnings Per Share

        We present our earnings per share on a dual basis, basic earnings per share ("EPS") and diluted EPS as required by SFAS No. 128, "Earnings per Share." Basic EPS excludes dilution and is computed by dividing net earnings by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Stock Split

        On June 10, 1999, our Board of Directors authorized a three-for-two split of our common stock for our stockholders of record as of June 21, 1999. All share and per share amounts have been restated to retroactively reflect the stock split.

Fair Value of Financial Instruments

        The amounts reported for cash equivalents, accounts receivables, income taxes receivable, accounts payable and certain other accrued liabilities are considered to approximate fair values based upon their short-term nature. Financial instruments that potentially subject us to concentrations of credit risks comprise principally cash, investments and accounts receivable. We invest our excess cash in accordance with our investment policy that has been approved by the Board of Directors and is reviewed periodically to minimize credit risk. The policy authorizes the investment of excess cash in government securities, municipal securities, bonds, certificates of deposit and commercial paper rated AA or better (see Note 3).

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

Comprehensive Earnings

        As required by SFAS No.130, "Reporting Comprehensive Income," comprehensive earnings consists of net earnings and other gains or losses affecting stockholder's equity that are excluded from net earnings. Such gains or losses consist primarily of unrealized gains and losses on marketable securities available for sale and foreign currency translation gains and losses.

Segment Information

        During the first three quarters of 2001, we had two reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information:" (1) Tradeweave Message Exchange, Content and Related Services which was comprised of Trading Community Management, QRS Catalogue, QRS Retail Intelligence Services and Tradeweave Digital Photography; and (2) Tradeweave Collaboration and Related Services which was comprised of QRS Sourcing, QRS Merchandising, QRS Professional Services, QRS Showroom, Tradeweave Logistics and Tradeweave Sales and Inventory Analysis. We evaluated performance and allocated resources based on revenues and operating earnings (loss), which includes allocated corporate general and administrative expenses, sales and marketing expenses and customer support and information delivery expenses. Unallocated assets include cash and cash equivalents, marketable securities available-for-sale, accounts receivable, income taxes receivable, prepaid expenses and other current assets, the net book value of property and equipment, deferred income tax assets and other non-current assets.

        During the fourth quarter of 2001, under the leadership of our new management, we realigned our products and services into three Solutions Groups: (1) Trading Community Management, comprised of QRS Exchange components, Internet Transaction Exchange, Enterprise Business Exchange, Data Exchange, Web Forms, Managed EC and Access Services; (2) Software Applications, comprised of QRS Catalogue, QRS Sourcing, QRS Merchandising and QRS Showroom; and (3) Global Services, comprised of QRS Retail Intelligence Services, QRS Sourcing and QRS Merchandising software maintenance, and QRS Professional Services. We track revenues and cost of revenues from each of these Solutions Groups and such amounts have been disclosed on the face of the Consolidated Statements of Operations. We do not operate these products and services as separate businesses nor do we evaluate their profitability below the gross profit line. We now operate in one business segment; we provide supply chain management solutions to the retail industry.

        Virtually all of our long-lived assets are located in the United States of America. We market our products and related services to customers in the United States of America, Canada and Europe. Revenues derived from customers with headquarters located in the United States of America accounted for 95%, 97% and 98% of total revenues in 2001, 2000 and 1999, respectively.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the 2001 presentation.

Recent Accounting Pronouncements

        In November 2001, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products." This issue presumes that consideration from a vendor to a customer or a reseller should not be recorded as revenue unless (1) the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale to the customer, such that the vendor could have entered into an exchange transaction with a party other than a purchaser of its products and services in order to receive that benefit and (2) the benefit's fair value can be reasonably estimated. This Issue is to be adopted no later than in annual or interim financial statements for periods beginning after December 15, 2001. We adopted the provisions of this consensus in the fourth quarter of fiscal 2001. Such adoption had no impact on fiscal 2001 as we had not received any payments from vendors which would fall under the consideration of EITF Issue 01-09. The impact of the adoption of EITF 01-09 was to reduce revenues and cost of revenues by $1.9 million and $1.3 million during 2000 and 1999, respectively (see Note 8).

        In November 2001, the FASB issued Announcement D-103 which states that out-of-pocket expenses should be recorded as revenue in fiscal periods commencing after December 15, 2001. We will adopt the provisions of this Announcement as of January 1, 2002.

Note 3: MARKETABLE SECURITIES, AVAILABLE-OR-SALE

        Marketable securities available-for-sale are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2001
Debt issued by—
Municipal Agencies	$7,475	$27	$(3)	$7,499
Corporations	2,202	10	—	2,212

Total marketable securities	9,677	37	(3)	9,711
Less long-term marketable securities available-for-sale	2,206	10	(1)	2,215

Short-term marketable securities available-for-sale	$7,471	$27	$(2)	$7,496

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2000
Debt issued by—
Municipal Agencies	$11,312	$124	$—	$11,436
Certificate of deposit	825	—	—	825

Total marketable securities	12,137	124	—	12,261
Less long-term marketable securities available-for-sale	2,167	4	—	2,171

Short-term marketable securities available-for-sale	$9,970	$120	$—	$10,090

        The table below presents principal amounts and related weighted average interest rates due by date of maturity for the marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At December 31, 2001 and 2000, the weighted average maturity of the marketable securities portfolio was 325 days and 127 days, respectively.

December 31, 2001(amounts in thousands):

	Maturity 2002	Maturity 2003	Total	Fair Value at December 31, 2001
Municipal Agencies	$6,475	$1,000	$7,475	$7,499
Corporations	996	1,206	2,202	2,212

Total	$7,471	$2,206	$9,677	$9,711

Weighted average interest rate	3.49%	3.59%	3.51%	3.51%

December 31, 2000 (amounts in thousands):

	Maturity 2001	Maturity 2002	Total	Fair Value at December 31, 2000
Municipal Agencies	$9,145	$2,167	$11,312	$11,436
Certificate of deposit	825	—	825	825

Total	$9,970	$2,167	$12,137	$12,261

Weighted average interest rate	5.17%	6.21%	5.35%	5.35%

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

        The income tax (benefit) expense for the years ended December 31, 2001, 2000, and 1999 consisted of (in thousands):

	2001	2000	1999
Current:
Federal	$—	$(3,762)	$6,500
State	396	(796)	1,510

	396	(4,558)	8,010

Deferred:
Federal	(7,482)	(3,272)	687
State	399	(352)	(640)

	(7,083)	(3,624)	47

Total	$(6,687)	$(8,182)	$8,057

        Significant components of our deferred tax balances as of December 31, 2001 and 2000 are as follows (in thousands):

	December 31, 2001	December 31, 2000
Deferred tax assets:
In-process research and development	$7,017	$2,259
Allowance for doubtful accounts	794	806
Other accruals not currently deductible	1,324	1,115
Deferred rent	367	614
Net operating loss carryforwards	12,397	7,641
California enterprise zone credit carryforwards	423	313
Alternative minimum tax credit carryforwards	1,222	—
Research and experimentation credit carryforwards	1,695	143
Sublease loss accruals	4,178	—
State income taxes	263	400

Total deferred income tax assets	29,680	13,291
Deferred tax liabilities:
Capitalized service and product development costs expensed for tax purposes	992	3,664
Depreciation	589	—
Other intangible assets	4,902	15,639

Total deferred income tax liabilities	6,483	19,303

Deferred income tax assets (liabilities), net	23,197	$(6,012)

Valuation allowance	(23,197)

Net deferred income tax assets (liabilities)	$—

        A reconciliation of the federal statutory tax rate to our effective tax rate is as follows (in thousands):

	2001		2000		1999
Provision at statutory tax rate	$(63,006)	(35)%	$(17,678)	(35)%	$8,010	35%
State income taxes, net of federal tax benefit	(3,132)	—	(1,030)	(2)	1,021	4
Research and experimentation credits	—	—	—	—	(428)	(2)
California enterprise zone credits	—	—	—	—	(313)	(1)
Tax exempt interest	(32)	—	(327)	—	(247)	(1)
Minority interest in loss from subsidiary	—	—	—	—	(31)	—
Goodwill amortization and impairment loss	34,714	19	4,540	9	—	—
In-process research and development	—	—	6,258	12	—	—
Increase in valuation allowance	23,197	11	—	—	—	—
Other	1,572	1	55	—	45	—

Total	$(6,687)	(4)%	$(8,182)	(16)%	$8,057	35%

        At December 31, 2001, we had net operating loss carryforwards available to offset future federal and state taxable income of approximately $32.0 million and $23.0 million, respectively, which will start to expire in 2020 and 2010, respectively. Research and experimentation tax credit carryforwards of approximately $1.5 million and $239,000 available to offset future federal and California state taxes respectively, which will start to expire in 2009. We also have California state enterprise zone credit carryforwards of approximately $650,000, which have no expiration date, and are available to offset future California state taxes. We also have alternative minimum tax credits of approximately $1.2 million which have no expiration date.

        At December 31, 2001, a valuation allowance of $23.2 million was established to reduce the net deferred income tax assets due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

Note 5: ACQUISITIONS

  2001 Acquisition: Minority interest in Tradeweave, Inc.—Related Party Transaction

        On November 30, 1999, we entered into a Common Stock Purchase Agreement (Common Stock Agreement) with Tradeweave, Inc. (Tradeweave), our subsidiary, Peter R. Johnson, Chairman of our Board of Directors, and Garth Saloner, a member of our Board of Directors and Chairman of the Compensation Committee of our Board of Directors. Under the terms of the Common Stock Agreement, during 1999, Tradeweave issued 1,520,000 shares of its common stock to Peter R. Johnson for $380,000 in cash, 480,000 shares of its common stock to Garth Saloner for $120,000 in cash, and an additional 17,999,800 shares of its common stock to us for $4,499,950 in cash. As a result of this transaction, we owned 18,000,000 shares, or 90%, of the outstanding shares of Tradeweave as of December 31, 1999 and, therefore, included the results of Tradeweave in our consolidated results from the date of acquisition.

        During 2000, Tradeweave issued 400,000 shares of its common stock to Peter R. Johnson for $100,000 in cash and 1,141,000 shares of its common stock to various Tradeweave employees for $285,250 in cash pursuant to exercises of Tradeweave stock options. On September 30, 2000, Tradeweave issued 142,503 shares of its common stock valued at $1.17 per share (as determined by American Appraisal Associates, Inc., independent appraiser) to Peter R. Johnson for services provided to Tradeweave.

        On June 30, 2000, we entered into a Preferred Stock Purchase Agreement (Preferred Stock Agreement) with Tradeweave, Peter R. Johnson and Garth Saloner. Under the terms of the Preferred Stock Agreement, during the month of June 2000, Tradeweave issued 529,115 shares of its Series A preferred stock to Peter R. Johnson for $1,034,000 in cash, 135,093 shares of its Series A preferred stock to Garth Saloner for $264,000 in cash, and 4,964,678 shares of its Series A preferred stock to QRS for $9,702,000 in cash. As a result of these common stock and preferred stock transactions during 2000, we owned 84.11% of the outstanding shares of Tradeweave as of December 31, 2000.

        On February 9, 2001, we acquired the outstanding capital stock not previously held by us in our subsidiary, Tradeweave under a merger agreement. The total acquisition cost for the 15.89% minority interest was $7.7 million, comprised of 334,774 shares of our common stock (of which 199,555 shares of our common stock were issued to Mr. Johnson and 47,362 shares of our common stock were issued to Mr. Saloner) valued at $3.8 million (calculated based on the average share price of our common stock three days prior to the announcement of the acquisition on February 9, 2001, the acquisition date, or $11.49 per share) for 4,347,711 shares of Tradeweave common stock and preferred stock held by Peter R. Johnson, Chairman of our Board of Directors, Garth Saloner, a member of our Board of Directors, and certain Tradeweave employees who held shares pursuant to the exercises of Tradeweave stock options; transaction costs of approximately $1.4 million; and the fair value of employee options assumed of $1.0 million and the fair value of warrants issued to Mr. Johnson and Mr. Saloner of $1.4 million.

        We assumed the outstanding stock options under the Tradeweave Non-Qualified Stock Option Plan, which were converted to stock options to purchase 138,369 shares of our common stock. The fair value of the stock options assumed was $1.0 million determined using the Black-Scholes method with the following assumptions: expected life of four years, volatility of 88%, weighted average risk-free interest rate of 6%, and expected dividend rate of 0%. Additionally, we issued warrants to purchase 140,000 shares of our common stock (111,524 shares of our common stock issued to Mr. Johnson and 28,476 shares of our common stock issued to Mr. Saloner) at a price of $11.0625 per share with a fair value of $1.4 million (determined using the Black-Scholes method) to Mr. Johnson and Mr. Saloner. The warrants become exercisable in equal amounts over a 4-year period and expire on January 31, 2005. The intrinsic value of unvested stock options assumed has been included in the financial statements as deferred compensation and is amortized over the remaining vesting period. The acquisition was accounted for as a purchase transaction (see Note 7).

  2000 Acquisitions—RockPort Trade Systems, Inc. and Image Info, Inc.

        On March 10, 2000, we acquired substantially all of the assets of RockPort Trade Systems Inc., a Massachusetts corporation (RockPort), pursuant to an Agreement and Plan of Reorganization (Reorganization Agreement), dated February 29, 2000. The total acquisition cost was $101.0 million, comprised of 814,794 shares of our common stock valued at $90.1 million calculated based on the average of the share price of our common stock three days prior to the announcement of the acquisition on March 10, 2000 and three days after this date, or $110.63 per share; transaction costs of $1.5 million and $9.4 million in stock compensation related to stock options assumed. We assumed the obligations of RockPort under its RockPort Stock Option Plan (RockPort Plan) and the outstanding stock options of RockPort converted to options to purchase 89,645 shares of our common stock. As a result, we recorded stock compensation of approximately $9.4 million, which has been included in the acquisition cost. The stock compensation represents the estimated fair value of the outstanding stock options under the RockPort Plan, which were converted into shares of our common stock as of the acquisition date. The acquisition was accounted for as a purchase transaction (see Note 7).

        On January 21, 2000, we acquired all of the outstanding stock of Image Info Inc. (Image Info), pursuant to an Agreement and Plan of Merger, dated January 16, 2000 (Merger Agreement). The total acquisition cost was $51.3 million comprised of $5.0 million paid in cash; $5.0 million in deferred acquisition payment to the former shareholders of Image Info; 440,914 shares of our common stock valued at $41.0 million calculated based on the average of the share price of our common stock three days prior to the announcement of the acquisition on January 21, 2000 and three days after this date, or $93.08; and transaction costs of approximately $300,000. Under the terms of the Merger Agreement, we paid $2.5 million in 2001 to the former shareholders of Image Info. The terms of the Merger Agreement also require that we pay an additional $2.5 million in 2002 to the former shareholders of Image Info if the revenues from the acquired business meet the contractual levels for 2001. The deferred acquisition payment to the former shareholders of Image Info has been included in the acquisition cost. The acquisition was accounted for as a purchase transaction (see Notes 6 and 7).

  1999 Acquisition: Retail Data Services, Inc. and RDS Inc.

        On July 23, 1999, we completed the acquisition of all the outstanding capital stock of Retail Data Services Inc. and RDS Inc. (collectively, RDS). The total acquisition cost was $21.0 million; comprised of $15.0 million paid in cash; $3.0 million in deferred acquisition payment to the seller; 53,250 shares of common stock valued at $2.8 million at an average share price of our common stock of $51.88 of which 11,000 shares of common stock were issued from our treasury account; and $250,000 in transaction costs related to the acquisition. The terms of the purchase agreement required that we pay $2.0 million and $1.0 million to the seller in March 2000 and 2001, respectively, if revenue from the acquired business met or exceeded the established levels for 1999 and 2000. Revenue from the acquired business for 1999 and 2000 met the established levels and we paid $2.0 million and $1.0 million to the seller in

March 2000 and 2001, respectively. Both payments to the seller have been included in the acquisition cost. The acquisition was accounted for as a purchase transaction (see Note 7).

        The amount allocated to in-process research and development of $963,000 was charged to expense during the year ended December 31, 1999 as technological feasibility had not been established and no alternative future uses existed for the research projects at the acquisition date.

        The purchase prices related to the acquisitions have been allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as determined by American Appraisal Associates, Inc., independent appraiser. The fair value of the assets acquired and liabilities assumed, is summarized as follows (in thousands):

	Tradeweave	RockPort	Image Info	RDS
Cash	$—	$—	$5,000	$15,000
Estimated fair value of common stock issued	3,847	90,137	41,040	2,763
Fair value of stock options assumed	1,044	9,367	—	—
Fair value of warrants issued	1,372	—	—	—
Transaction costs	1,400	1,450	300	250
Deferred acquisition payment	—	—	5,000	3,000

Total purchase price	$7,663	$100,954	$51,340	$21,013

Preliminary allocation of purchase price:
Goodwill	$5,121	$76,315	$31,596	$7,588
Current technology	1,523	18,818	17,486	4,190
Customer list and trademark	821	2,438	2,283	3,757
Fair value of other intangible assets	877	—	1,700	1,687
Intrinsic value of unvested options assumed	59	—	—	—
Assembled workforce	335	2,813	938	1,535
In-process research and development	—	8,441	9,439	963
Accounts receivable	—	2,133	1,297	1,092
Prepaid and other current assets	—	226	6	—
Property and equipment	—	217	322	212
Other assets	—	54	43	—
Cash	—	730	—	160
Deferred income taxes	(1,073)	(9,228)	(8,637)	—
Liabilities assumed	—	(2,003)	(5,133)	(171)

Total allocation of purchase price	$7,663	$100,954	$51,340	$21,013

        The amounts allocated to the in-process research and development were determined based on appraisals completed by American Appraisal Associates, Inc., independent appraiser, using established valuation techniques and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The value of these projects was determined by estimating the costs to develop the in-process research and development into commercially viable products, estimating the resulting net cash flows form the sale of the products resulting from the completion of the projects reduced by the portion of the revenue attributable to core technology, and discounting the net cash flows back to their present value. The RockPort, Image Info and RDS projects have been completed and the actual costs were in line with estimates. Amounts allocated to intangible assets and goodwill resulting from the above acquisitions are amortized over periods ranging from three to seven years from the date of acquisition.

        The appraisal techniques used for the acquisitions included certain assumptions, including, the extent, character and utility, the income generating or cost-savings attributes, the nature and timing of the functional or economic obsolescence and the relative risk and uncertainty associated with an investment in intangible assets.

        The following unaudited pro forma financial results of QRS for the years ended December 31, 2000 and 1999 give effect to the acquisition of RockPort, Image Info and RDS as if the acquisitions had occurred at the beginning of the periods presented and includes adjustments (increase in amortization of intangible assets, decrease in interest income from the increase in the use of cash and the related income tax adjustments) directly attributable to the acquisition and expected to have a continuing impact on the combined company.

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

Unaudited Pro Forma Financial Information (in thousands, except share and per share amounts):

	Years Ended December 31,
	2000	1999
Revenues	$143,088	$144,603

Net loss	$(27,859)	$(5,148)

Basic and diluted loss per share	$(1.90)	$(0.36)

Shares used to compute basic and diluted loss per share	14,649,832	14,184,503

        Basic and diluted pro forma loss per share was calculated based on our outstanding common stock at December 31, 2000 and 1999, which reflects 814,794 shares, 440,914 shares and 53,250 shares of our common stock issued, respectively in connection with the acquisition of RockPort, Image Info and RDS. At December 31, 2000, 226,105 shares and 166,666 shares of our common stock issued in connection with the acquisitions of RockPort and Image Info, respectively were held in escrow and have been excluded from shares used to compute basic and diluted loss per share. The 226,105 and 166,666 shares of our common stock were released from escrow in March and January 2001, respectively.

Note 6: RESTRUCTURING EXPENSES

        On February 6, 2001, we announced a reorganization plan that included the full integration of the operations of QRS and Tradeweave and an alignment of our organization with a single go-to-market strategy focused on enhanced synergies within QRS with resulting cost reductions. As a result, we recorded restructuring expenses of $4.3 million during the year ended December 31, 2001, comprised of severance of $1.6 million and accelerated stock-based compensation of $507,000 for 77 involuntary terminations throughout QRS, and facilities closure expense of $2.2 million.

        During September 2001, we discontinued our Tradeweave Digital Photography service due to underperformance. As a result, we recorded restructuring expenses of $3.0 million during the year ended December 31, 2001, comprised of severance of $127,000 for 17 involuntary terminations in the Tradeweave Digital Photography Group, and facilities closure expense of $2.9 million.

        Finally, during the fourth quarter of 2001, under the leadership of our new management, we restructured our operations, which included the realignment and certain eliminations of our products and services, the elimination of full-time positions and the consolidation of our use of real estate. As a result, we recorded restructuring expenses of $12.0 million during the year ended December 31, 2001, comprised of severance of $2.0 million for 69 involuntary terminations throughout QRS, and facilities closure expense of $10.0 million.

        Restructuring expenses and the related liability as of and for the year ended December 31, 2001 were as follows (in thousands):

	Estimated Costs	Adjustments(1)	Non-cash	Cash Payments	Liability as of December 31, 2001
Severance	$3,733	$—	$—	$(1,754)	$1,979
Stock-based compensation	507	—	(507)	—	—
Facilities closure	11,490	3,624	—	(692)	14,422

Total	$15,730	$3,624	$(507)	$(2,446)	$16,401

(1)
The adjustment column represents adjustments made to our previous estimates (of which $2.1 million, $1.1 million and $0.4 million relate to adjustments made during fourth, third and second quarters of 2001, respectively) resulting primarily from declining real estate market conditions in San Francisco and New York. Our ability to provide a reasonable estimate of facilities closing costs is affected by real estate market conditions, which are beyond our control.

        The employee severance of $3.7 million includes severance benefits and outplacement services. We expect to pay the severance liability of $2.0 million (included in accrued compensation) in full by the second quarter of 2003. The facilities closure expense of $15.1 million to close excess facilities was incurred in connection with the closure of the Tradeweave facility in the first quarter of 2001, the Digital Photography facility in the second quarter of 2001, and the consolidation of the Richmond headquarters from three to two buildings and the closing of excess office space in New York during the fourth quarter of 2001. These exit costs include payments required under non-cancelable operating leases, which will be paid over the respective lease terms (less estimated sublease income) through fiscal 2011 after the facilities have been vacated. The outstanding liability related to facilities closure totaled $14.4 million at December 31, 2001 of which we expect to pay $3.8 million during 2002 and we expect to pay $10.6 million from 2003 through 2011.

Note 7: IMPAIRMENT LOSS

        During the third quarter of 2001, we recognized an impairment loss of $10.4 million associated with our Tradeweave Digital Photography service which was acquired in connection with the acquisition of Image Info in January 2000. The impairment loss was determined based on analysis performed by American Appraisal Associates, Inc., independent appraiser, and comprised of the write-down of goodwill and other intangible assets of $8.4 million; and the write-off of the carrying amount of property and equipment of $2.0 million, which was included in cost of revenues, primarily comprised of tenant improvements for the closure of our New York photography studio as well as photographic equipment. In addition, the impairment loss during the third quarter ended September 30, 2001 also included a charge of $536,000 related to the write-off of the value of a Web-portal, which was under construction.

        During the fourth quarter of 2001, under the leadership of our new management, we initiated a comprehensive strategic review of our products and services and market opportunities. In consideration of the current tightening in information technology spending and uncertainties in the marketplace along with analysis performed by American Appraisal Associates, Inc., independent appraiser, we concluded that future cash flows from the assets acquired in connection with our acquisitions of RockPort, Image Info, RDS and Tradeweave would not be sufficient to recover the carrying amount of the acquired goodwill and other intangible and tangible assets. Therefore, we recorded an impairment loss of $110.4 million for the year ended December 31, 2001, comprised of the write-down of goodwill and other intangible assets of $60.0 million associated with the QRS Sourcing product acquired in connection with our acquisition of RockPort; $29.3 million associated with the QRS Merchandising product acquired in connection with our acquisition of Image Info; $10.5 million associated with QRS Retail Intelligence Services acquired in connection with our acquisition of RDS; and $7.2 million associated with the QRS Showroom product which was recorded in connection with our acquisition of the Tradeweave minority interest; and write-off of the carrying amount of tenant improvements and other assets of $3.4 million, of which $0.4 million is included in cost of revenues for Global Services. We recognized an additional impairment loss of $4.3 million (which has been included in cost of revenues) related to the write-off of capitalized service and product development costs related to the QRS Showroom product as the result of an impairment analysis.

        Impairment loss for the year ended December 31, 2001 and related acquisition values, prior accumulated amortization and balance as of December 31, 2001 were as follows (in thousands):

	Acquired intangible assets (including goodwill)	Less 2001 impairment loss	Less prior accumulated amortization	Balance as of December 31, 2001
Acquisitions:
RockPort	$100,384	$59,966	$28,018	$12,400
Image Info	54,003	37,700	16,103	200
RDS	18,757	10,510	8,247	—
Tradeweave	8,736	7,248	1,488	—

Total	$181,880	115,424	$53,856	$12,600

Write-down of property and equipment		3,472

Subtotal(1)		118,896
Write-down of property and equipment(2)		2,455
Write-off of capitalized service and product development costs(3)		4,250

Total impairment loss		$125,601

(1)
Included as a component of operating expenses.
(2)
Included in cost of revenues for Global Services.
(3)
Included in cost of revenues for Software Applications.

Note 8: COMMITMENTS AND CONTINGENCIES

        Effective January 1, 2001, we amended our agreement with IBM to eliminate existing volume commitments and penalties for failure to meet usage requirements. IBM waived all penalty charges incurred by us under the prior agreement. We agreed to purchase a certain amount of network services for a fixed fee over a 2-year period ending December 31, 2002. If our usage of the network services exceeds the specified usage volume, we will pay an incremental fee for such excess usage based on a schedule of charges. The amended agreement also allows for the purchasing of additional/other services at a discounted rate, with no volume commitments or penalties. As part of the amendment, we also terminated our Retail Management Agreement with IBM. Under the terms of this agreement, IBM paid us $1.9 million and $1.3 million for providing marketing services to the retail industry during the years ended December 31, 2000 and 1999, respectively (see Note 2).

        On April 30, 1999, AT&T completed its acquisition of IBM Global Network business (renamed AT&T Global Network Services). This acquisition reflected IBM's intent to exit the telecommunications infrastructure side of its network business while focusing on its e-business related services. The services purchased from IBM under its agreement include both network connectivity and e-business related value-added services. After the close of the AT&T acquisition, we continue to acquire our network service requirements from IBM with the delivery of a portion of these services undertaken by AT&T.

        In October 1999, we established an irrevocable letter of credit on behalf of Tradeweave, Inc. for the amount of $825,000 with Wells Fargo Bank, N.A. as security for its real property lease and general corporate purposes. The letter of credit is outstanding as of December 31, 2001 (see Note 5).

        On September 22, 2000, Gladson and Associates, Inc. (Gladson) filed a complaint for damages, injunctive relief and declaratory relief against us in Contra Costa County Superior Court. On March 8, 2001, Gladson filed its First Amended Complaint ("FAC") for injunctive relief and damages in the sum of $3.5 million and for punitive damages in the sum of $5.0 million. The FAC asserts claims for breach of written contract, unfair competition, misappropriation of trade secrets, conversion, fraud, false designation of origin, intentional and negligent interference with prospective business advantage, and conspiracy. On March 12, 2002, the parties reached a confidential tentative settlement of the action through voluntary mediation. The final settlement documentation is being prepared.

        In December 2001, we received a written communication from a software vendor stating that our usage of the vendor's software products may have exceeded contractual limits. We resolved this matter on a mutually amicable basis in March 2002.

        As of December 31, 2001, we recorded a $1.1 million accrual in connection with the above as well as other matters arising during the normal course of business..

        We lease office buildings and certain equipment under various non-cancelable operating lease agreements expiring through the year 2011. The leases for office buildings generally provide renewal options and additional rents based on increases in operating expenses of the buildings. Our corporate building lease agreement provided for significant periods of "free rent" when no cash was required. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. Total rent expense related to these operating leases charged to continuing operations for the years ended December 31, 2001, 2000, and 1999 was $20.5 million (of which $15.1 million, net of projected sublease income was included in restructuring expenses and $14.4 million has been included in liabilities as of December 31, 2001), $5.1 million and $3.2 million, respectively.

        At December 31, 2001, future minimum payments under long-term operating leases, which include $25.7 million for unoccupied facilities, are as follows (in thousands):

	Minimum Lease Commitments	Sublease Income(1)	Net Lease Commitments
Year Ending December 31:
2002	$6,294	$322	$5,972
2003	5,628	429	5,199
2004	4,808	322	4,486
2005	3,257	—	3,257
2006	3,261	—	3,261
2007 & thereafter	29,071	—	29,071

Total	$52,319	$1,073	$51,246

(1)
On February 13, 2002, we executed a sublease agreement for our San Francisco facility under a non-cancelable operating sublease. The sublease requires monthly rental receipts of $35,749, commencing on April 1, 2002 and expiring on September 30, 2004 concurrent with the expiration of our lease obligation.

Note 9: CONCENTRATION OF CREDIT RISK

        We provide services and generate revenues by enabling certain hub customers and their trading partners to conduct business over the IBM Global Network. Due to the large number of trading partners that transact business with each other, including one or more hub customers, the difficulty of allocating trading partner network services to individual hub customers, and the differences in the manner in which hub customers and trading partners allocate the cost of network services among each other, we cannot precisely attribute revenues to particular trading relationships. While we continue to refine our estimation techniques, we believe that no individual customer or hub customer trading partnership exceeded 10% of total revenues for any of the three years in the period ended December 31, 2001. Additionally, no individual customer accounted for 10% or more of the accounts receivable balances as of December 31, 2001, 2000 and 1999. All of our customers belong to a single segment of the economy, the retail industry. A slowdown or consolidation within such industry can have a material adverse effect on our business and results of operations. The write-off of accounts receivable was $2.1 million, $2.2 million, and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        The Company relies on the AT&T Global Network for provision of electronic data exchange services to its customers. If AT&T becomes unable or unwilling to provide these services, we would either have to provide these services directly or arrange for another third party to provide such services. There can be no assurance that we would be able to do so on a timely manner, if at all, or that the costs of any such arrangements would not materially adversely affect our business and results of operations.

Note 10: RETIREMENT SAVINGS PLANS

        We maintain a 401(k) plan, which is a defined contribution plan for all eligible employees. The plan allows discretionary, matching employer contributions of up to 50% of the maximum allowable employee contribution ($10,500 in 2001 and 2000, and $10,000 in 1999). The matching employer contributions charged to continuing operations during 2001, 2000, and 1999 were approximately $2.2 million, $1.2 million, and $651,000, respectively. Included in the 2001 employer contribution match is an estimated expense of $0.5 million for contributions to be made on behalf of part-time employees that were eligible to participate in the 401(k) plan based on plan provisions but were not informed of their eligibility in a timely manner. We expect these contributions to be made in 2002. We also maintain a non-qualified deferred compensation plan for certain employees whose contributions and the related employer matching contributions under the 401(k) plan are restricted under the Internal Revenue Code. The supplemental employer matching contributions under this plan charged to continuing operations during 2001, 2000 and 1999 were $43,000, $71,000 and $64,000, respectively.

Note 11: COMMON STOCK, STOCK OPTIONS AND WARRANTS

        On May 11, 2000 our shareholders approved an amendment to our Certificate of Incorporation to increase the number of shares of common stock available for issuance by an additional 40,000,000 shares to a total of 60,000,000 shares.

Restricted Stock

        On December 19, 2000, our Compensation Committee approved the implementation of a restricted share award program pursuant to the stock issuance provisions of the 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"). Under the terms of the program, each officer (from Vice President level and above) was given the opportunity to surrender his or her outstanding options under the 1993 Plan with an exercise price of $15.00 or more per share in return for a restricted share award at an exchange ratio of three option shares surrendered for every one share of common stock awarded under the restricted share program. When the restricted share awards were made under the program on January 3, 2001, the fair market value of our common stock was $13.69 per share. The executive officers surrendered options covering a total of 875,126 shares of our common stock with a weighted average exercise price of $41.88 per share in return for an aggregate of 286,875 shares of our common stock subject to vesting. The restricted shares subject to each such award will be issued in a series of six successive equal semi-annual installments upon the individuals' completion of each successful six months of continued employment with us. The shares are fully vested upon their issuance, and at December 31, 2001, we had issued 129,405 shares of our common stock under the program.

        The fair value of the 286,875 shares awarded was $3.9 million based on the market price of our common stock, which was $13.69 per share at January 3, 2001, and has been included in the financial statements as deferred compensation, and is being amortized ratably over the vesting remaining vesting period. During the year ended December 31, 2001, awards of restricted shares subject to accelerated vesting and cancellation were 57,499 and 36,830, respectively. Stock-based compensation expense recognized during year ended December 31, 2001 related to the restricted stock program was $1.8 million. Stock-based compensation expense for the year ended December 31, 2001 includes expense from accelerated vesting of restricted stock in the amount of $772,000, of which $507,000 was included in restructuring expenses (see Note 6). As of December 31, 2001, shares outstanding under the restricted share award program were 120,641.

Stock Options and Employee Stock Purchase Plan

        In 1989, our Board of Directors approved a Non-Qualified Stock Option Plan (the "Plan"). The Plan was amended in 1990. The Plan provides for the granting of options to certain employees and directors to purchase shares of our common stock at prices determined by our Board of Directors.

        In June 1993, our Board of Directors adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for the purchase of common stock by eligible employees. A total of 425,000 shares of common stock have been reserved for purchase under the Purchase Plan, which includes an additional allocation approved by the stockholders of 200,000 shares in May 2001. The purchase price per share is 85% of the lower of (i) the fair market value of the common stock on the participant's entry date (generally, the first business day in May or November) into the applicable 24-month purchase period or (ii) the fair market value on the annual purchase date (the last business day in December each year). For a participant whose entry date is subsequent to the start date of the purchase period, the clause (i) value will not be less than the fair market value of the common stock on the start date of the purchase period. In 2001, 2000, and 1999, employees acquired 70,695 shares, 37,952 shares, 23,175 shares of our common stock, respectively, under the Purchase Plan. At December 31, 2001, 171,784 shares of our common stock were available for future purchases under the Purchase Plan.

        In June 1993, our Board of Directors also approved the 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"). A total of 5,450,000 shares of common stock have been reserved for issuance under the 1993 Plan, which includes additional allocations approved by the stockholders of 750,000, 750,000, 525,000, 600,000, 800,000 shares and 750,000 shares in May 1995, 1996, 1998, 1999, 2000 and 2001, respectively. The 1993 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which key employees (including officers), certain non-employee directors and consultants may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock at an exercise price not less than 85% of the fair market value of such shares on the grant date, (ii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to certain non-employee members of the Board to purchase shares of common stock at an exercise price equal to 100% of the fair market value of the option shares on the grant date, and (iii) the Stock Issuance Program under which key employees (including officers), certain non-employee and consultants may, in the Plan Administrator's discretion, be issued shares of common stock directly, either through the purchase of such shares at a price not less than 85% of their fair market value at the time of issuance or as a bonus tied to the performance of services or our attainment of financial objectives, without any cash payment required of the recipient.

        All outstanding options under the 1993 Plan have been granted at fair market value on the date of grant and generally vest as follows: 25% of the option vests upon optionee's completion of one year of service measured from the grant date. The balance of the options vest in a series of 36 successive equal monthly installments upon optionee's completion of each month of service over the 36-month period. All options have a life of 10 years. Outstanding options granted under earlier plans were granted at fair market value or lesser values, and vest primarily over periods up to four years.

        In December 1997, our Board of Directors approved the 1997 Special Non-Officer Stock Option Plan, which permits us to grant options to purchase up to 225,000 shares of common stock. The persons eligible to receive options through this Plan are those employees who are neither our executive officers nor members of our Board of Directors. On February 15, 1999, our Board of Directors authorized an increase in the number of shares of common stock available for issuance under the 1997 Special Non-Officer Stock Option Plan from 225,000 shares to 450,000 shares, and on May 11, 2000, authorized an increase from 450,000 shares to 675,000 shares.)

        In connection with our February 2001 acquisition of the minority interest in our subsidiary Tradeweave, Inc (see Note 5), we assumed all outstanding options under the Tradeweave Non-Qualified Stock Option Plan, which were converted to stock options to purchase 138,369 shares of our common stock at exercise prices ranging from $3.25 to $15.29 per share.

        In connection with our March 2000 acquisition of RockPort (see Note 5), we assumed the obligations of RockPort under its RockPort Stock Option Plan (RockPort Plan) and the outstanding stock options of RockPort converted to options to purchase 89,645 shares of our common stock at exercise prices ranging from $0.15 to $12.27 per share.

        The following table shows the activity in our stock option plans:

	Number of Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance, December 31, 1998 (861,011 exercisable at $15.67 weighted average price per share)	68,960	2,438,334	$17.80
Authorized	825,000
Granted	(734,865)	734,865	53.45
Exercised		(675,106)	15.26
Canceled	123,850	(123,850)	19.96

Balance, December 31, 1999 (971,860 exercisable at $21.70 weighted average price per share)	282,945	2,374,243	29.45
Authorized	1,114,645
Granted	(1,361,489)	1,361,489	42.92
Exercised		(312,919)	17.72
Canceled	328,133	(328,133)	38.57

Balance, December 31, 2000 (1,456,618 exercisable at $28.30 weighted average price per share)	364,234	3,094,680	35.91
Authorized	888,369
Granted	(1,580,667)	1,580,667	11.72
Exercised		(25,869)	4.64
Canceled	1,436,594	(1,436,594)	36.08
Restricted stock		(286,875)	13.69
Repurchased		10,271	1.45
Expired		(19,515)	7.95

Balance, December 31, 2001 (1,786,246 exercisable at $27.99 weighted average price per share)	812,411	3,212,884	24.33

        The status of options outstanding as of December 31, 2001 is summarized as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.07-3.50	39,696	6.1	$3.32	39,696	$.32
6.00-8.94	251,354	8.7	8.53	32,754	7.30
9.28-13.53	991,954	8.6	11.48	275,314	11.27
14.15-19.33	725,535	7.6	16.88	467,716	17.22
20.75-30.58	670,049	6.5	24.16	599,067	23.56
32.00-43.17	179,307	7.4	42.50	145,136	42.38
54.13-75.75	181,639	8.0	61.19	113,962	62.18
83.00-104.75	173,350	8.0	99.95	112,601	98.72

$3.07-104.75	3,212,884	7.8	$24.33	1,786,246	$27.99

        Had compensation cost for our stock-based plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, our net earnings (loss) and net earnings (loss) per share would have been decreased to the pro forma amounts indicated in the following table:

	Years Ended December 31, (in thousands, except per share data)
	2001	2000	1999
Net earnings (loss)
As reported	$(173,329)	$(42,377)	$14,919

Pro forma	$(174,659)	$(55,575)	$9,268

Basic earnings (loss) per share
As reported	$(11.26)	$(2.92)	$1.12

Pro forma	$(11.34)	$(3.83)	$0.70

Diluted earnings (loss) per share
As reported	$(11.26)	$(2.92)	$1.05

Pro forma	$(11.34)	$(3.83)	$0.65

        The weighted average fair value of options granted during 2001, 2000 and 1999 was $11.72, $32.25, and $24.96, respectively. Such fair values of each option grant is estimated on the date of grant and were calculated based on each option grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 2001, 2000, and 1999 under the 1993, 1997, RockPort and Tradeweave Plans and for purchases made in 2001, 2000, and 1999 under the Employee Stock Purchase Plan: risk-free interest rates are 4.6% in 2001, 6.30% in 2000 and 5.49% in 1999; expected volatility is 95.25% in 2001, 88.82% in 2000 (0% for the Tradeweave Plan), 58.72% in 1999 (0% for the Tradeweave Plan); expected lives in all years are 12 to 18 months beyond each incremental vesting period (total life of 2 to 5.5 years, depending upon each grant's individual vesting schedule). No dividends are assumed for any plan in any year.

Warrants

        Warrants to purchase 10,134 shares of common stock at $12.33 were outstanding at December 31, 2001. These warrants were issued to a bank in connection with a line of credit prior to our public offering in 1993. These warrants, which are exercisable, expire upon 30-day notification of the warrant holder. During 1999, warrants to purchase 15,000 shares of common stock, issued in connection with the public offering, were exercised.

        Warrants issued to related parties in connection with our acquisition of the minority interest in Tradeweave (see Note 5) to purchase 140,000 shares of our common stock at a price of $11.0625 were outstanding at December 31, 2001. The warrants become exercisable in equal amounts over a 4-year period and expire on January 31, 2005.

Note 12: TREASURY STOCK

        On April 22, 1997, we announced that our Board of Directors authorized the repurchase from time to time of up to $5 million of its common stock in both open market and block transactions. Our Board of Directors authorized a $5 million increase in this repurchase amount on October 16, 1998, and an additional increase of $5 million on May 4, 2000 for a total of $15 million. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. We have repurchased 288,825 shares of our common stock since the inception of the buyback program; of which 198,000 shares were repurchased during 2000 for $5,004,000; 88,875 shares were repurchased during 1998 for $1,837,000; and 1,950 shares were repurchased during 1997 for $35,000. During the third quarter of 1998, we reissued 52,500 shares of treasury stock valued at $802,000 in connection with the acquisition of businesses. On July 23, 1999, we reissued 11,000 shares of treasury stock valued at $571,000 in connection with the acquisition of RDS (see Note 5).

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

        The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

	Years Ended December 31,
	2001	2000	1999
Shares used to compute basic EPS	15,400,126	14,523,864	13,321,567
Add: Effect of dilutive securities	—	—	845,565

Shares used to compute diluted EPS	15,400,126	14,523,864	14,167,132

        Dilutive potential shares for the years ended December 31, 2001 and 2000 were 269,806 and 544,611 shares, respectively, and have been excluded from the shares used in calculating diluted loss per share because their effect is antidilutive.

Note 14: RELATED PARTY TRANSACTIONS

        On February 9, 2001, we acquired the outstanding capital stock not previously held by us in Tradeweave under a merger agreement (see Note 5).

Note 15: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2001 Quarterly
In thousands, except per share data	Quarter Ended March 31, 2001	Quarter Ended June 30, 2001	Quarter Ended Sept. 30, 2001	Quarter Ended Dec. 31, 2001	Year Ended Dec. 31, 2001
Revenues	$35,766	$36,847	$35,630	$34,342	$142,585
Gross profit(1)(2)(3)	16,055	16,668	12,869	8,676	54,268
Net loss	(8,755)	(8,225)	(15,160)	(141,189)	(173,329)
Basic loss per share	(0.58)	(0.53)	(0.98)	(9.08)	(11.26)
Diluted loss per share	(0.58)	(0.53)	(0.98)	(9.08)	(11.26)

(1)
Gross profit reflects the reclassification of $0.3 million and $0.1 million of restructuring costs previously included in cost of revenues to restructuring expenses for the quarters ended March 31, 2001 and June 30, 2001, respectively.
(2)
Gross profit reflects the reclassification of $1.3 million, $0.9 million, and $0.3 million of mailroom and other facility costs from cost of revenues to general and administrative expenses for the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001, respectively, consistent with classifications used in the prior year.

(3)
Gross profit reflects the reclassification of $2.0 million from impairment loss to cost of revenues related to the write-down of Tradeweave Digital Photography Group property and equipment, the depreciation and amortization of which had previously been reported as a component of cost of revenues, for the quarter ended September 30, 2001.

	2000 Quarterly
In thousands, except per share data	Quarter Ended March 31, 2000	Quarter Ended June 30, 2000	Quarter Ended Sept. 30, 2000	Quarter Ended Dec. 31, 2000	Year Ended Dec. 31, 2000
Revenues(4)	$34,575	$36,055	$37,472	$33,493	$141,595
Gross profit	16,079	15,586	14,828	7,953	54,446
Net loss	(17,779)	(5,173)	(9,698)	(9,727)	(42,377)
Basic loss per share	(1.26)	(0.35)	(0.66)	(0.67)	(2.92)
Diluted loss per share	(1.26)	(0.35)	(0.66)	(0.67)	(2.92)

(4)
Revenues reflect the reductions of $0.6 million, $0.4 million, $0.4 million and $0.5 million for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000, respectively, in connection with our adoption of EITF 01-09 "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products" (see Note 2).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the Company's directors and the compliance of certain reporting persons with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for use in connection with the Annual Meeting of Stockholders to be held on May 14, 2002 (the "2002 Proxy Statement") and is incorporated herein by reference. The 2002 Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

        Information regarding Company's executive officers is set forth in this Form 10-K in Part I, Item 1.

Item 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference from the information set forth under the caption "Executive Compensation" in the 2002 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference into herein by reference this Form 10-K from the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference from the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's 2002 Proxy Statement.

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

(b)  Reports on Form 8-K

        None

(c)  Exhibits

No.	Description
3.1	Certification Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
3.2	Certificate of Correction to the of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
3.5	Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 3.5 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 30, 2001).
4.1	Specimen of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 No. 33-63938).
10.1	1993 Stock Option/Stock Issuance Plan (as amended and restated through March 1, 2001) (incorporated by reference to Appendix B filed with Registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders on May 10, 2001).*
10.2	Employee Stock Purchase Plan (as amended and restated as of March 1, 2001) (incorporated by reference to Appendix C filed with Registrant's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders on May 10, 2001).*
10.3	1997 NonSpecial Non-Officer Stock Option Plan (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).*

10.4	Non-qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).*
10.5	Restricted Share Award Program. (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).*
10.6	Tradeweave, Inc. 1999 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).*
10.7	RockPort Trade Systems, Inc. Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 No. 333-35220).*
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 No. 33-63938).
10.9	Lease Agreement dated April 27, 1990 between the Registrant and Schooner Drive Associates, a California Limited Partnership (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 No. 33-63938).
10.10	Fourth Amendment, dated August 7, 1997, to Lease Agreement between the Registrant and Marina Westshore Partners, LLC, successor in interest to Schooner Drive Association, a California Limited Partnership (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
10.11	Fifth Amendment, to Lease, dated November 20, 1998, to Lease Agreement between the Registrant and Marina Westshore Partners, LLC (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.12	Office Lease Agreement, dated, May 15, 1998, between the Registrant and Marina Westshore Partners, LLC (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.13	First Amendment to Lease, dated November 20, 1998, between the Registrant and Marina Westshore Partners, LLC (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.14	Office Lease Agreement, dated November 20, 1998, between the Registrant and Marina Bay Partners (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.15	Business Partner Agreement dated December 31, 1997 between Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.44 to the Company's Annual Quarterly Report on Form 10-Q for the year period ended September 30, 1999). (Confidential treatment applies to certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)
10.16	Letter Amendment to International Business Partner Agreement and Change Authorization to Retail Management Agreement dated August 31, 1999 between Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999). (Confidential treatment applies to certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

10.17	Letter Amendment No. 2, dated February 16, 2001, between Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000). (Confidential treatment has been requested for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)
10.18	Employment Agreement as of April 2, 2001, between the Registrant and John Simon (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000). (Confidential treatment has been requested for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)*
10.19	Employment Agreement as of January 23, 2001, between the Registrant and Candy Smith (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).*
10.20	Employment Agreement as of January 30, 2001, between the Registrant and Sean Salehi (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).*
10.21	Employment Agreement as of January 30, 2001, between the Registrant and Mark Self (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).*
10.22	Employment Agreement as of April 10, 2001 between the Registrant and Vince Morris (incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001).*
10.23	Employment Agreement executed September 24, 2001 between the Registrant and Elizabeth Fetter (incorporated by reference to Exhibit 10.67 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001). (Confidential treatment has been requested for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.).*
10.24	Employment Agreement dated November 28, 2001 between the Registrant and Leonard R. Stein.*
10.25	Amendment, dated December 17, 2001, to the Employment Agreement executed September 24, 2001 between the Registrant and Elizabeth Fetter.*
10.26	Employment Agreement, dated January 30, 2002, between the Registrant and John C. Parsons.*
10.27	Employment Agreement dated March 15, 2002, between the Registrant and Fred Ruffin.*
10.28	Employment Agreement dated March 28, 2001, between the Registrant and Brian Marsden.*
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
23.2	Consent of Deloitte & Touche LLP, Independent Auditors
23.4	Consent of American Appraisal Associates, Inc., Independent Appraiser

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of March 2002.

QRS CORPORATION
/s/ JOHN C. PARSONS, JR. John C. Parsons, Jr. Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

POWER OF ATTORNEY

        Each person whose signature appears below hereby appoints Elizabeth A. Fetter and John C. Parsons Jr., acting alone, as his or her true and lawful attorney-in-fact with authority to execute in the name of each person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2001 necessary or advisable to enable QRS Corporation to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended December 31, 2001 has been signed by the following persons in the capacities indicated and on the dates indicated.

Signature		Date

/s/ ELIZABETH A. FETTER Elizabeth A. Fetter	President, Chief Executive Officer and Director, (Principal Executive Officer)	March 20, 2002
/s/ JOHN C. PARSONS, JR. John C. Parsons, Jr.	Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 20, 2002
/s/ PETER R. JOHNSON Peter R. Johnson	Chairman of the Board of Directors	March 20, 2002
/s/ TANIA AMOCHAEV Tania Amochaev	Director	March 20, 2002
/s/ JOHN P. DOUGALL John P. Dougall	Director	March 20, 2002

/s/ GARTH SALONER Garth Saloner	Director	March 20, 2002
/s/ PHILIP SCHLEIN Philip Schlein	Director	March 20, 2002
/s/ JOHN S. SIMON John S. Simon	Director	March 20, 2002
/s/ GAREN K. STAGLIN Garen K. Staglin	Director	March 20, 2002

QuickLinks

QRS CORPORATION 2001 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Accountants
QRS CORPORATION CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
QRS CORPORATION CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share and per share amounts) (Continued)
QRS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS) Years Ended December 31, 2001, 2000, and 1999 (In thousands, except per share amounts)
QRS CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands)
QRS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2001, 2000, and 1999 (Dollars in thousands)
QRS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) Years Ended December 31, 2001, 2000, and 1999 (Dollars in thousands)
QRS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited Pro Forma Financial Information (in thousands, except share and per share amounts)
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
SIGNATURES
POWER OF ATTORNEY