Form 10-K/A
period 2001-12-31
QRS CORP
filed 2002-03-29
CIK 906551

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

QRS CORPORATION
2001 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

        This amendment to the Annual Report on Form 10-K of QRS Corporation for the year ended December 31, 2001 is being filed solely for the purpose of correcting the following typographical and other errors in Items 7 and 8 of Part II of the original Form 10-K filed on March 21, 2002: (a) the date of the acquisition of RockPort on page 29, (b) the amount of the accumulated amortization of capitalized service and product development costs at December 31, 2001 and December 31, 2000 on page 45, (c) the amount of accumulated amortization of intangible assets at December 31, 2001 and December 31, 2000 on page 45, (d) the effective tax rate percentage for 2001 related to state income taxes and the increase in valuation allowance on page 59, (e) the quarter in which the closure of the Digital Photography facility occurred on page 64 and (f) the 2001 activity in the stock option plans for restricted stock and repurchased and expired options on page 70.

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

Acquisition	Acquisition date	Goodwill	Other Intangible Assets	Total Intangible Assets
Retail Data Services, Inc. and RDS, Inc. (RDS)	July 23, 1999	$7,588	$11,169	$18,757
Image Info Inc. (Image Info)	January 21, 2000	31,596	22,407	54,003
RockPort Trade Systems, Inc. (RockPort)	March 10, 2000	76,315	24,069	100,384
Tradeweave, Inc. (Tradeweave), minority interest	February 9, 2001	5,121	3,615	8,736

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

DELOITTE & TOUCHE LLP
San Jose, California
February 4, 2000

QRS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$28,911	$15,372
Marketable securities available-for-sale	7,496	10,090
Accounts receivable—net of allowance for doubtful accounts of $2,041 at December 31, 2001 and $2,072 at December 31, 2000	22,178	27,292
Deferred income tax assets	—	1,666
Prepaid expenses and other	2,514	2,959
Income taxes receivable	125	3,228

Total current assets	61,224	60,607

Property and equipment:
Furniture and fixtures	2,506	3,836
Equipment	18,739	23,849
Leasehold improvements	2,216	5,648

	23,461	33,333
Less accumulated depreciation and amortization	(11,923)	(10,960)

Total	11,538	22,373

Marketable securities available-for-sale	2,215	2,171
Capitalized service and product development costs—net of accumulated amortization of $8,748 at December 31, 2001 and $8,515 at December 31, 2000	2,838	9,021
Intangible assets—net of accumulated amortization of $13,839 at December 31, 2001 and $27,244 at December 31, 2000	14,455	150,452
Deferred transaction costs related to acquisition	—	1,700
Other assets	1,658	1,796

Total	$93,928	$248,120

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

        The income tax (benefit) expense for the years ended December 31, 2001, 2000, and 1999 consisted of (in thousands):

	2001	2000	1999
Current:
Federal	$—	$(3,762)	$6,500
State	396	(796)	1,510

	396	(4,558)	8,010

Deferred:
Federal	(7,482)	(3,272)	687
State	399	(352)	(640)

	(7,083)	(3,624)	47

Total	$(6,687)	$(8,182)	$8,057

        Significant components of our deferred tax balances as of December 31, 2001 and 2000 are as follows (in thousands):

	December 31, 2001	December 31, 2000
Deferred tax assets:
In-process research and development	$7,017	$2,259
Allowance for doubtful accounts	794	806
Other accruals not currently deductible	1,324	1,115
Deferred rent	367	614
Net operating loss carryforwards	12,397	7,641
California enterprise zone credit carryforwards	423	313
Alternative minimum tax credit carryforwards	1,222	—
Research and experimentation credit carryforwards	1,695	143
Sublease loss accruals	4,178	—
State income taxes	263	400

Total deferred income tax assets	29,680	13,291
Deferred tax liabilities:
Capitalized service and product development costs expensed for tax purposes	992	3,664
Depreciation	589	—
Other intangible assets	4,902	15,639

Total deferred income tax liabilities	6,483	19,303

Deferred income tax assets (liabilities), net	23,197	$(6,012)

Valuation allowance	(23,197)

Net deferred income tax assets (liabilities)	$—

        A reconciliation of the federal statutory tax rate to our effective tax rate is as follows (in thousands):

	2001		2000		1999
Provision at statutory tax rate	$(63,006)	(35)%	$(17,678)	(35)%	$8,010	35%
State income taxes, net of federal tax benefit	(3,132)	(2)	(1,030)	(2)	1,021	4
Research and experimentation credits	—	—	—	—	(428)	(2)
California enterprise zone credits	—	—	—	—	(313)	(1)
Tax exempt interest	(32)	—	(327)	—	(247)	(1)
Minority interest in loss from subsidiary	—	—	—	—	(31)	—
Goodwill amortization and impairment loss	34,714	19	4,540	9	—	—
In-process research and development	—	—	6,258	12	—	—
Increase in valuation allowance	23,197	13	—	—	—	—
Other	1,572	1	55	—	45	—

Total	$(6,687)	(4)%	$(8,182)	(16)%	$8,057	35%

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

        The employee severance of $3.7 million includes severance benefits and outplacement services. We expect to pay the severance liability of $2.0 million (included in accrued compensation) in full by the second quarter of 2003. The facilities closure expense of $15.1 million to close excess facilities was incurred in connection with the closure of the Tradeweave facility in the first quarter of 2001, the Digital Photography facility in the third quarter of 2001, and the consolidation of the Richmond headquarters from three to two buildings and the closing of excess office space in New York during the fourth quarter of 2001. These exit costs include payments required under non-cancelable operating leases, which will be paid over the respective lease terms (less estimated sublease income) through fiscal 2011 after the facilities have been vacated. The outstanding liability related to facilities closure totaled $14.4 million at December 31, 2001 of which we expect to pay $3.8 million during 2002 and we expect to pay $10.6 million from 2003 through 2011.

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

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2002.

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
SIGNATURE