Form 10-Q
period 2002-03-31
QRS CORP
filed 2002-05-15
CIK 906551

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number 0-21958

QRS Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	68-0102251 (I.R.S. Employer Identification No.)

1400 Marina Way South, Richmond, CA 94804
(Address of principal executive offices, including zip code)

(510) 215-5000
(Registrant's phone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of outstanding shares of the issuer's common stock, par value $.001 per share, as of May 8, 2002, was 15,727,779.

QRS CORPORATION
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QRS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,429	$28,911
Marketable securities available-for-sale	8,104	7,496
Accounts receivable-net of allowance for doubtful accounts of $1,918 at March 31, 2002 and $2,041 at December 31, 2001	19,422	22,178
Prepaid expenses and other	2,905	2,514
Income taxes receivable	1,117	125

Total current assets	59,977	61,224

Property and equipment:
Furniture and fixtures	2,528	2,506
Equipment	18,691	18,739
Leasehold improvements	2,514	2,216

	23,733	23,461
Accumulated depreciation and amortization	(12,560)	(11,923)

Total property and equipment	11,173	11,538

Marketable securities available-for-sale	2,179	2,215
Capitalized service and product development costs—net of accumulated amortization of $9,275 at March 31, 2002 and $8,748 at December 31, 2001	2,543	2,838
Goodwill	1,113	1,113
Other intangible assets—net of accumulated amortization of $12,655 at March 31, 2002 and $11,783 at December 31, 2001	12,470	13,342
Other assets	3,687	1,658

Total assets	$93,142	$93,928

See notes to condensed consolidated financial statements.

QRS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,441	$11,914
Accrued compensation	7,405	7,452
Accrued vacation	2,376	2,095
Deferred acquisition payments	2,500	2,500
Deferred revenue	2,958	3,593
Sublease loss accruals related to business restructuring	3,671	3,820
Other accrued liabilities	3,781	4,140
Current portion of note payable	1,002	—

Total current liabilities	36,134	35,514
Sublease loss accruals related to business restructuring	9,650	10,602
Note payable	1,098	—
Deferred rent and other	2,277	1,103

Total liabilities	49,159	47,219

Commitments and contingencies (Note 9)	—	—
Stockholders' equity:
Preferred stock—$.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$.001 par value; 60,000,000 shares authorized; 15,866,992 shares issued and 15,641,667 shares outstanding at March 31, 2002; and 15,841,854 shares issued and 15,616,529 shares outstanding at December 31, 2001	251,784	251,752
Deferred compensation	(1,230)	(1,710)
Treasury stock; 225,325 shares at March 31, 2002 and December 31, 2001	(5,530)	(5,530)
Accumulated other comprehensive earnings (loss):
Unrealized (loss) gain on marketable securities available-for-sale	(13)	34
Cumulative translation adjustments	(46)	(36)
Accumulated deficit	(200,982)	(197,801)

Total stockholders' equity	43,983	46,709

Total liabilities and stockholders' equity	$93,142	$93,928

See notes to condensed consolidated financial statements.

QRS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2002 and 2001
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Software applications	$9,454	$9,103
Trading community management	19,089	21,436
Global services	6,907	5,339

Total revenues	35,450	35,878

Cost of revenues:
Software applications	3,117	4,344
Trading community management	9,995	10,717
Global services	6,467	4,762

Total cost of revenues	19,579	19,823

Gross profit	15,871	16,055

Operating expenses:
Sales and marketing	8,981	7,493
Service and product development	3,880	3,205
General and administrative	6,518	6,180
Amortization of other intangible assets	872	2,983
Amortization of goodwill	—	4,216
Restructuring expenses	—	2,273

Total operating expenses	20,251	26,350

Operating loss	(4,380)	(10,295)
Interest income	201	370

Loss from operations before income taxes	(4,179)	(9,925)
Income tax benefit	(998)	(1,170)

Net loss	(3,181)	(8,755)
Other comprehensive loss—
Unrealized loss on marketable securities available-for-sale, net of tax	(47)	(106)
Change in cumulative translation adjustments	(10)	—

Total comprehensive loss	$(3,238)	$(8,861)

Basic net loss per share	$(0.20)	$(0.58)

Shares used to compute basic net loss per share	15,631,004	15,076,042

Diluted net loss per share	$(0.20)	$(0.58)

Shares used to compute diluted net loss per share	15,631,004	15,076,042

See notes to condensed consolidated financial statements.

QRS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,181)	$(8,755)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,582	1,835
Amortization of capitalized service and product development costs	559	1,096
Amortization of goodwill	—	4,216
Amortization of other intangible assets	872	2,983
Stock-based compensation	252	699
Provision for allowance for doubtful accounts	284	437
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	2,472	992
Prepaid expenses and other	23	300
Income taxes receivable	(992)	—
Deferred income taxes	—	(1,172)
Accounts payable	527	830
Deferred revenue	(635)	(714)
Sublease loss accruals related to business restructuring	(1,101)	—
Other accrued liabilities	(125)	529
Deferred rent and other	824	190

Net cash provided by operating activities	1,361	3,466

Cash flows from investing activities:
Sales and maturities of marketable securities available-for-sale	1,995	11,330
Purchases of marketable securities available-for-sale	(2,614)	—
Purchases of property and equipment	(667)	(1,057)
Capitalization of service and product development costs	(232)	(760)
Other assets	(390)	125
Payment of deferred acquisition payments	—	(1,000)
Payment of transaction costs related to acquisitions	—	(440)

Net cash provided by (used in) investing activities	(1,908)	8,198

Cash flows from financing activities:
Exercise of stock options	260	4
Payment of capital lease obligation	(200)	—

Net cash provided by financing activities	60	4

Effect of exchange rate on cash and cash equivalents	5	—
Net increase (decrease) in cash and cash equivalents	(482)	11,668
Cash and cash equivalents at beginning of period	28,911	15,372

Cash and cash equivalents at end of period	$28,429	$27,040

Other cash flow information:
Taxes paid during the period	$78	$35

See notes to condensed consolidated financial statements.

QRS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Noncash investing activities:
Property and equipment acquired through capital lease	$550	$—
Noncash financing activities:
Note payable exchanged for software	$2,100	$—
Fair value of common stock issued	—	3,847
Fair value of stock options assumed	—	1,044
Fair value of warrants issued	—	1,372
Fair value of restricted stock awarded	—	3,927
On February 9, 2001, we acquired the outstanding capital stock not previously held by us in our majority-owned subsidiary, Tradeweave Inc. The purchase price was allocated, as follows:
Accrued transaction costs		$(1,400)
Goodwill		5,121
Other intangible assets		3,556
Fair value of stock options assumed		(1,044)
Intrinsic value of unvested stock options assumed		59
Fair value of warrants issued		(1,372)
Deferred income taxes		(1,073)
Common stock issued		(3,847)

Total		$—

See notes to condensed consolidated financial statements.

QRS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL

        QRS Corporation is a leading provider of supply chain technology for the retail industry. We market our products and services in three Solutions Groups: Software Applications, Trading Community Management, and Global Services. Our Software Applications allow for automated data synchronization, collaborative sourcing and supply, financial order management, international logistics and customs management, collaborative planning and online merchandising. Our Software Applications include both enterprise applications installed on customers' computer systems as well as hosted applications installed on our computer systems. Our Trading Community Management solutions allow retailers and their trading partners to exchange electronic business documents (such as purchase orders, invoices, and advanced shipping notices), as well as collaborative business processes, thus eliminating paper, mail delays, and keypunch data errors as these electronic business documents are integrated with trading partners' accounting and inventory systems. Our Global Services include the collection, analysis and delivery of information, such as pricing and operational merchandising metrics, for use in strategic and tactical decision-making; software implementation and integration services; retail solutions consulting; and technical support and training services for our various solutions.

        We have prepared the condensed consolidated balance sheet as of March 31, 2002, the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001, without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 2001 is derived from our audited consolidated financial statements as of that date.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

        The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual amounts may differ from such estimates.

        The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results anticipated for any other interim period or for the full year.

        In November 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "FASB") issued EITF 01-14, "Income Statement Characterization of Reimbursements of "out-of-pocket" Expenses Incurred", which states that reimbursed out-of-pocket expenses should be recorded as revenue and cost of revenue in fiscal periods commencing after December 15, 2001. We adopted the provisions of EITF 01-14, effective January 1, 2002. Our adoption of EITF 01-14 resulted in higher revenues and cost of revenues of $150,000 for the quarter ended March 31, 2002. The higher revenues and cost of revenues totaling $112,000 for the quarter ended March 31, 2001 resulted from reclassifications to conform to the 2002 presentation.

        In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions". SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB No. 30's requirement that discontinued operations be measured at net realizable value or that we include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144, effective January 1, 2002 and our adoption of the Statement had no material effect on our financial position or results of operations.

        Certain reclassifications have been made to the financial information reported earlier for the three months ended March 31, 2001 to conform to the 2002 presentation.

2. SEGMENT INFORMATION

        During the first three quarters of 2001, we had two reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information:" (1) Tradeweave Message Exchange, Content and Related Services, which was comprised of Trading Community Management, QRS Catalogue, QRS Retail Intelligence Services and Tradeweave Digital Photography; and (2) Tradeweave Collaboration and Related Services, which was comprised of QRS Sourcing, QRS Merchandising, QRS Professional Services, QRS Showroom, Tradeweave Logistics, and Tradeweave Sales and Inventory Analysis. We evaluated performance and allocated resources based on revenues and operating earnings (loss), which included allocated corporate general and administrative expenses, sales and marketing expenses, and customer support and information delivery expenses.

        During the fourth quarter of 2001, under the leadership of our new management, we realigned our products and services into three Solutions Groups: (1) Software Applications, comprised of QRS Catalogue, QRS Sourcing, QRS Merchandising and QRS Showroom; (2) Trading Community Management, comprised of QRS Exchange components, Internet Transaction Exchange, Enterprise Business Exchange, Data Exchange, Web Forms, Managed EC and Access Services; and (3) Global Services, comprised of QRS Retail Intelligence Services, QRS Sourcing and QRS Merchandising software maintenance, and QRS Professional Services. We track revenues and cost of revenues from each of these Solutions Groups and such amounts have been disclosed on the face of the Condensed Consolidated Statements of Operations. However, we do not track operating expenses for such Solutions Groups nor do we allocate assets to them.

        Virtually all of our long-lived assets are located in the United States of America. We market our products and related services to customers in the United States of America, Canada and Europe.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadened the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangible assets will be evaluated against these new criteria and may result in certain intangible assets being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill.

        Under the nonamortization approach, goodwill will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill is more than its fair value. The provisions of each statement apply to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets existing at that date. In accordance with SFAS No. 142, we ceased amortizing goodwill totaling $1.1 million as of January 1, 2002, including $0.7 million of acquired workforce, which was previously included in other intangible assets. As required by SFAS No. 142, we will complete the initial step of the transitional impairment test before June 30, 2002 and complete the final step of the transitional impairment test by the end of the fiscal year. Any material impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle.

        Other intangible assets include contracts, proprietary databases, trademarks, current technology and non-compete agreements purchased in connection with the acquisitions of businesses, and are amortized on a straight-line basis over their estimated useful lives, which range from three to seven years.

        The following table presents the effect of SFAS No. 142 on net loss and net loss per share had the accounting standard been in effect for the three months ended March 31, 2001 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Net loss, as reported	$(3,181)	$(8,755)
Add back amortization of goodwill	—	4,162
Add back amortization of acquired workforce	—	335

Adjusted net loss	$(3,181)	$(4,258)
Basic net loss per share, as reported	$(0.20)	$(0.58)
Adjusted basic net loss per share	$(0.20)	$(0.28)
Diluted net loss per share, as reported	$(0.20)	$(0.58)
Adjusted diluted net loss per share	$(0.20)	$(0.28)

        As of March 31, 2002, other intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Current technology	$20,881	$(9,855)	$11,026
Customer lists	1,552	(826)	726
Customer contracts	1,480	(872)	608
Non-compete agreements	1,212	(1,102)	110

Total	$25,125	$(12,655)	$12,470

        The estimated future amortization expense of other intangible assets as of March 31, 2002 is a follows (in thousands):

2002 (remaining nine months)	$2,614
2003	3,282
2004	3,162
2005	2,944
2006	468

Total	$12,470

4. RESTRUCTURING EXPENSES

        On February 6, 2001, we announced a reorganization plan that included the full integration of the operations of QRS and Tradeweave and an alignment of our organization with a single go-to-market strategy focused on enhanced synergies within QRS. In connection with the implementation of the February 2001 reorganization, we recorded restructuring expenses of $2.3 million during the three months ended March 31, 2001, comprised of severance of $1.5 million and accelerated stock-based compensation of $0.2 million for 77 involuntary terminations throughout QRS, and facilities closure expense of $0.6 million. We recorded additional restructuring expenses of $2.0 million during the year ended December 31, 2001 related to the February 2001 reorganization, comprised of severance of $0.1 million and accelerated stock-based compensation of $0.3 million, and facilities closure expense of $1.6 million. The additional restructuring expenses resulted primarily from adjustments made to our previous estimate of facilities closure expense due to declining real estate market conditions in San Francisco.

        During September 2001, we discontinued our Tradeweave Digital Photography service due to underperformance. As a result, we recorded restructuring expenses of $3.0 million during the year ended December 31, 2001, comprised of severance of $0.1 million for 17 involuntary terminations in the Tradeweave Digital Photography Group, and facilities closure expense of $2.9 million.

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

        The following is a summary of the restructuring liabilities from December 31, 2001 to March 31, 2002 (in thousands):

	Liability as of December 31, 2001	Cash Payments	Liability as of March 31, 2002
Severance	$1,979	$(679)	$1,300
Sublease loss accruals	14,422	(1,101)	13,321

Total	$16,401	$(1,780)	$14,621

        We expect to pay the March 31, 2002 severance liability of $1.3 million (included in accrued compensation) in full by the second quarter of 2003. The outstanding liability related to facilities closure totaled $13.3 million at March 31, 2002 of which we expect to pay $3.7 million during the next 12 months and we expect to pay $9.6 million from 2003 through 2011.

5. EARNINGS (LOSS) PER SHARE

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

        The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

	Three Months Ended March 31,
	2002	2001
Shares used to compute basic EPS	15,631,004	15,076,042
Add: effect of dilutive securities	—	—

Shares used to compute diluted EPS	15,631,004	15,076,042

        Potentially dilutive shares for the quarters ended March 31, 2002 and 2001 were 239,884 shares and 242,249 shares, respectively, and have been excluded from the shares used in calculating diluted loss per share because their effect on such loss figure would be antidilutive.

6. INCOME TAXES

        We recorded an income tax benefit of $1.0 million and $1.2 million for the quarters ended March 31, 2002 and 2001, respectively. The recorded tax benefit for the first quarter of 2002 reflects an expected one-time tax refund resulting from new tax law changes, which extended the net tax operating loss carryback period from two to five years and eliminated the limitation of utilization of net operating losses against alternative minimum taxable income. The recorded tax benefit for the first quarter of 2001 reflects the non-deductibility of purchase accounting amounts related to the acquisitions of Image Info Inc. ("Image Info") and of the assets of RockPort Trade Systems, Inc. ("RockPort").

7. NOTE PAYABLE

        On March 28, 2002, we executed an unsecured promissory note for $2.1 million payable to IBM associated with our licensing of IBM CrossWorlds enterprise applications integration tools. The note requires 24 equal monthly installments of $96,180, beginning in April 2002, and bears interest at 9.25% per annum.

8. RESTRICTED COMMON STOCK

        There were no shares issued during the three months ended March 31, 2002 under the restricted share program. In the first quarter of 2002, 5,833 shares of our common stock under the restricted shares program were subject to accelerated vesting and 16,668 shares were cancelled. Stock-based compensation expense recognized during the three months ended March 31, 2002 and 2001 was $0.3 million and $0.7 million, respectively. As of March 31, 2002, unvested shares under the restricted stock award program were 98,126.

9. COMMITMENTS AND CONTINGENCIES

        On September 22, 2000, Gladson and Associates, Inc. filed a complaint for damages, injunctive relief and declaratory relief against us in Contra Costa County Superior Court. On March 12, 2002, the parties reached a confidential tentative settlement of the action through voluntary mediation. The final settlement was signed and the agreed settlement amount, which we consider immaterial, was paid in April 2002. The action was dismissed by the Court.

        In December 2001, we received a written communication from a software vendor stating that our usage of the vendor's software products may have exceeded contractual limits. We resolved this matter on a mutually amicable basis in March 2002.

        At December 31, 2001, we had recorded a $1.1 million accrual in connection with the two matters above as well as other matters arising during the normal course of business. As of March 31, 2002, accruals of $0.8 million remained. No further accruals were necessary during the quarter ended March 31, 2002.

        In connection with the merger agreement relating to our acquisition of Image Info, we paid to the former shareholders of Image Info a deferred acquisition payment of $2.5 million in 2001. We are also required to pay the former shareholders of Image Info an additional $2.5 million in 2002 if revenue attributable to the acquired business meets the minimum amount described in the merger agreement for 2001. We have determined that the revenue attributable to the acquired business did not reach the minimum amount required for 2001. The former shareholders of Image Info have notified us that they disagree with our calculations for purposes of the merger agreement, and we are now in the process of attempting to resolve the disagreement and to determine whether we have any obligation to the former Image Info shareholders with respect to this second potential $2.5 million payment. The deferred acquisition payment had already been accounted for in the acquisition cost for the original transaction.

        In August 2001, we entered into an alliance agreement with Advanstar, Inc. ("Advanstar") to market our Showroom product. Under the terms of this agreement, we are obligated to pay $0.9 million to Advanstar in marketing content and licensing fees in 2002, and a minimum of $0.5 million in such fees in 2003. We have accrued $0.3 million in expenses relating to this contract during the first quarter of 2002.

        In March 2002, we established an irrevocable letter of credit for an amount of $0.4 million with Wells Fargo Bank, N.A. as security for a real property lease. The letter of credit remained outstanding as of March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

        The following information should be read in conjunction with the condensed historical financial information and related notes included in Item 1 of this quarterly report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on March 29, 2002.

        The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements in this report are based upon information available to us as of the date of this report and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from the results discussed in the forward-looking statements as a result of a number of factors and risks discussed in "Risks and Uncertainties" below and elsewhere in this report, and in other QRS filings with the Securities and Exchange Commission.

        QRS Corporation is a leading provider of supply chain technology for the retail industry. We market our products and services in three Solutions Groups: Software Applications, Trading Community Management, and Global Services. Our Software Applications allow for automated data synchronization, collaborative sourcing and supply, financial order management, international logistics and customs management, collaborative planning and online merchandising. Our Software Applications include both enterprise applications installed on customers' computer systems as well as hosted applications installed on our computer systems. Our Trading Community Management solutions allow retailers and their trading partners to exchange electronic business documents (such as purchase orders, invoices, advanced shipping notices), as well as collaborative business processes, thus eliminating paper, mail delays, and keypunch data errors as these electronic business documents are integrated with trading partners' accounting and inventory systems. Our Global Services include the collection, analysis and delivery of information, such as pricing and operational merchandising metrics, for use in strategic and tactical decision-making; software implementation and integration services; retail solutions consulting; and technical support and training services for our various solutions.

Employee Headcount

        The following table sets forth the employee headcount information at March 31, 2002 and 2001:

	March 31,
	2002	2001
Full-time headcount:
Customer support, operations and services included in cost of revenues	276	352
Sales and marketing	103	104
Service and product development	88	96
General and administrative	65	78

Total full-time headcount	532	630

Full-time equivalent headcount included in cost of revenues, primarily for part-time QRS Retail Intelligence Services employees	367	208

Revenues and Cost of Revenues

        The following table sets forth the revenues, cost of revenues, gross profit and gross margins for our three Solution Groups for the three months ended March 31, 2002 and 2001 (in thousands):

	Quarters Ended March 31,
	2002	2001
Software Applications:
Revenues	$9,454	$9,103
Cost of revenues	3,117	4,344

Gross profit	6,337	4,759
Gross margin	67%	52%
Trading Community Management:
Revenues	19,089	21,436
Cost of revenues	9,995	10,717

Gross profit	9,094	10,719
Gross margin	48%	50%
Global Services:
Revenues	6,907	5,339
Cost of revenues	6,467	4,762

Gross profit	440	577
Gross margin	6%	11%

Total:
Revenues	$35,450	$35,878
Cost of revenues	19,579	19,823

Gross profit	$15,871	$16,055

Gross margin	45%	45%

Software Applications

        Our Software Applications Solutions Group includes the QRS Catalogue (formerly referred to as the Tradeweave Product Catalog), a hosted application; Enterprise Software Applications, including QRS Sourcing and QRS Merchandising; and Other Hosted Software Applications, including QRS Showroom as well as QRS Logistics and QRS Sales and Inventory Analysis. We expect to discontinue selling QRS Logistics and QRS Sales and Inventory Analysis as stand-alone products in mid-2002 and to include relevant portions of their functionality in our QRS Sourcing product.

        The following table sets forth the revenues, cost of revenues, gross profit and gross margins (loss) for our Software Application categories for the first quarters of 2002 and 2001 (in thousands):

	Quarters Ended March 31,
	2002	2001
QRS Catalogue:
Revenues	$8,401	$6,572
Cost of revenues	1,755	1,819

Gross profit	6,646	4,753
Gross margin	79%	72%
Enterprise Software Applications:
Revenues	369	1,943
Cost of revenues	—	—

Gross profit	369	1,943
Gross margin	100%	100%
Other Hosted Software Applications:
Revenues	684	588
Cost of revenues	1,362	2,525

Gross profit (loss)	(678)	(1,937)
Gross margin (loss)	(99)%	(329)%

Total Software Applications:
Revenues	$9,454	$9,103
Cost of revenues	3,117	4,344

Gross profit	$6,337	$4,759

Gross margin	67%	52%

        QRS Catalogue revenues increased by $1.8 million or 28% compared to the first quarter of 2001. The increase is primarily attributable to increased usage by our core customer base combined with the effect of a revised pricing structure.

        Cost of revenues for QRS Catalogue consist primarily of customer and technical support personnel, allocated costs of our data center, amortization of capitalized service and product development costs, and purchased network services to transmit catalog data to and from our data center. In the first quarter of 2002, QRS Catalogue cost of revenues were essentially flat compared to the first quarter of 2001 despite a 28% increase in revenues, primarily due to headcount reductions in customer and technical support personnel, the relatively fixed nature of data center costs and amortization of capitalized service and product development costs, and the decrease in the cost of purchased network services as a result of using alternative technologies to transmit catalog data to and from the network.

        In the first quarter of 2002, Enterprise Software Applications revenues of $0.4 million were 81% lower than the first quarter 2001 revenues of $1.9 million due to fewer license sales in the United States and Europe, reflecting continued softness in retail industry information technology spending. Nevertheless, if business results and information technology spending in the retail industry should improve in the near term, we believe the Enterprise software applications market may rebound and offer additional growth opportunities for us.

        Historically, we have not capitalized software development costs under SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" because technological feasibility has been reached substantially the same time as products have been released for sale. Therefore, there is no amortization of capitalized service and product development costs included in the cost of revenues for Enterprise Software Applications. As a result, cost of revenues for Enterprise Software Applications are comprised of personnel and related costs for custom software development contracts, as well as media and shipping, and product documentation, which is provided online. These costs were immaterial in each of the first quarters of 2002 and 2001 as no custom software contract revenue was recognized during those periods.

        Other Hosted Applications include our QRS Showroom, QRS Sales and Inventory Analysis and QRS Logistics products. Revenues for our QRS Showroom product were immaterial in the first quarters of 2002 and 2001. While revenues from Other Hosted Applications increased in the first quarter of 2002 by $0.1 million, or 16%, compared to the first quarter of 2001, these services continue to generate substantial losses. We expect to discontinue selling QRS Sales and Inventory Analysis and QRS Logistics as stand-alone products in mid-2002 and to include relevant portions of their functionality in our QRS Sourcing product.

        Cost of revenues for Other Hosted Software Applications consist primarily of allocated costs of our data center, customer and technical support personnel, and amortization of capitalized service and product development costs. The decrease in cost of revenues for Other Hosted Software Applications of $1.2 million, or 46%, for the first quarter of 2002 compared to the first quarter of 2001 is primarily the result of the write-off of capitalized service and product development costs for QRS Showroom in the fourth quarter of 2001 that significantly lowered the amortization expense for future periods. In addition, we realized cost savings from restructuring initiatives in 2001 that reduced customer and technical support personnel for these hosted applications.

Trading Community Management

        The Trading Community Management Solutions Group (formerly Tradeweave Message Exchange) incorporates technology and service components of several QRS Exchange products: Internet Transaction Exchange, Enterprise Business Exchange, Data Exchange, Web Forms, Managed EC and Access Services. Revenues consist primarily of fees charged for the transmission of standard business documents measured in kilocharacters over the IBM value-added network, monthly fees for leased line connections, and service fees to convert documents from paper into electronic format. Revenues are recognized in the month that the services are performed. Revenues have been declining for these services due primarily to pricing pressure, which has caused us from time to time to reduce prices on these services. As the industry continues to adopt existing and new information technologies, we expect competition and pricing pressures to increase. If we were forced to effect further price reductions in connection with such increased competition, such reductions would reduce net sales in future periods to the extent not offset by increased unit sales or other factors. Price reductions in response to competitive pressures and customer defection for lower prices could have a material adverse effect on our business, financial condition and results of operations.

        As revenues decline for the reasons discussed above, our costs remain relatively fixed under our network services agreement with IBM where we have a minimum purchase commitment, regardless of our resale levels, in exchange for lower pricing per unit of usage. This contract began in 2001 and expires at the end of 2002. Additional Trading Community Management cost of revenues components are: customer support services, including Managed EC personnel, allocated costs for our data center and other technical support personnel, as well as amortization of capitalized service and product development costs for technology used in our Managed EC outsourcing centers. We saw our cost of revenues decline during the first quarter of 2002 compared to the first quarter of 2001 by $0.7 million, or 7%, primarily because of a decrease in Managed EC and customer enabling personnel. The decline in revenues has reduced gross margins from 50% in 2001 to 48% in 2002. Because of the fixed cost nature of our IBM agreement and increasing price competition, we expect to experience further gross margin pressure in the future.

        Included in Trading Community Management revenues are those relating to services we provide to Kmart and its trading partners. Revenues attributable directly to Kmart are paid to us on a current basis subject to bankruptcy court supervision, while revenues attributable to its trading partners are received in the normal course of business. If Kmart emerges from its Chapter XI bankruptcy proceeding as a smaller company or is not able to successfully reorganize and ceases to exist, revenues from Kmart and its trading partners, which represent less than 5% of full-year 2001 Trading Community Management revenues, would be substantially decreased or lost.

Global Services

        Global Services Solutions Group consists primarily of QRS Retail Intelligence Services, QRS Professional Services and maintenance, including implementation and post-contract support services for licensed software applications, and, in 2001, Tradeweave Digital Photography. We discontinued Tradeweave Digital Photography services in September 2001 due to underperformance.

        Global Services revenues increased by $1.6 million, or 29%, in the first quarter of 2002 compared to the first quarter of 2001, attributable to growing demand for QRS Retail Intelligence Services and increased QRS Professional Services associated with the implementation and upgrade of our Enterprise Software Applications. This increase was offset to some extent by the decline in QRS Digital Photography revenues due to discontinuance of this service in September 2001. In the first quarter of 2002, QRS Retail Intelligence Services revenues excluded $0.6 million of pre-petition billings to Kmart for services provided in January 2002 and excluded $1.6 million of such billing to Kmart for services provided during the fourth quarter of 2001, which were not recognized due to Kmart's announced bankruptcy in January 2002. Revenues for the pre-petition amounts will be recognized at the time cash is received. We have continued to provide services to Kmart since its Chapter XI filing, for which we are paid on a current basis subject to bankruptcy court supervision. If Kmart emerges from its Chapter XI proceedings as a smaller company or is not able to successfully reorganize and ceases to exist, revenues for Global Services would be substantially decreased or lost.

        Cost of revenues for Global Services consist primarily of salary and related costs for data-collecting field personnel, software application consultants, and technical support personnel for our licensed software applications. In the first quarter of 2002, cost of revenues increased by $1.7 million, or 36%, compared to the first quarter of 2001, against a revenue increase of 29%, resulting in a decline of gross margin from 11% for the first quarter of 2001 to 6% for the first quarter of 2002. Cost of revenues for Global Services in the first quarter of 2002 included our personnel costs incurred to perform the $0.6 million pre-petition services for Kmart, for which revenues were not recognized.

Operating Expenses

        The following table sets forth our operating expenses and the related percentages of our total revenues by sales and marketing, service and product development and general and administrative for the quarters ended March 31, 2002 and 2001 (in thousands):

	Quarters Ended March 31,
	2002		2001
	Amount	%	Amount	%
Operating expenses:
Sales and marketing	$8,981	25%	$7,493	21%
Service and product development	3,880	11	3,205	9
General and administrative	6,518	18	6,180	17

Operating expenses before amortization of intangible assets and restructuring expenses	19,379	55	16,878	47
Amortization of other intangible assets	872	2	2,983	8
Amortization of goodwill	—	—	4,216	12
Restructuring expenses	—	—	2,273	6

Total operating expenses	$20,251	57%	$26,350	73%

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of personnel and related costs in our sales and marketing organizations as well as the costs of various marketing programs. At March 31, 2002, we had 103 full-time employees in our sales and marketing groups, compared to 104 at March 31, 2001. Although headcount remained essentially flat, our expenses in this area increased in total and as a percentage of revenues in the first quarter of 2002 as compared to the first quarter of 2001 due to significant costs related to recruitment and severance as well as increased investment in sales training and development.

Service and Product Development Expenses

        Service and product development expenses consist primarily of personnel and equipment costs related to research, development and enhancements of our enterprise software and hosted software applications, QRS Exchange's Web Forms solution, and other software for internal use at our QRS Exchange Managed EC outsourcing centers. At March 31, 2002, we had 88 full-time employees in our service and product development groups, compared to 96 at March 31, 2001. The first quarter expense amounts are net of capitalized service and product development costs that totaled $0.2 million and $0.8 million in 2002 and 2001, respectively. After adding back the capitalized amounts, actual expenditures for service and product development activities in the first quarter of 2002 were $4.1 million, which were relatively flat compared to actual expenditures of $4.0 million in the first quarter of 2001.

General and Administrative Expenses

        General and administrative expenses consist primarily of the personnel and related costs of our finance and administrative organizations, as well as professional fees and other costs. At March 31, 2002, we had 65 full-time employees in our general and administrative groups, compared to 78 at March 31, 2001. Despite the decline in headcount, total general and administrative expenses increased by $0.3 million, or 5%, during the first quarter of 2002 compared to the first quarter of 2001, and expenses as a percentage of revenues also increased. The cost savings achieved through headcount reductions was more than offset by various non-recurring expenses, including recruiting and severance.

Amortization of Intangible Assets

        We adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002 (see Note 3 to Condensed Consolidated Financial Statements). In accordance with SFAS No. 142, we ceased the amortization of goodwill beginning in January 2002. Amortization of other intangible assets for the quarters ended March 31, 2002 and 2001 was $0.9 million and $3.0 million, respectively. Amortization of goodwill was $4.2 million for the quarter ended March 31, 2001. The decrease in amortization of other intangible assets resulted primarily from our recognition of impairment loss during the fourth quarter of 2001 and our discontinuance of goodwill amortization, due to the adoption of SFAS No. 142.

Restructuring Expenses

        On February 6, 2001, we announced a reorganization plan that included the full integration of the operations of QRS and Tradeweave and an alignment of our organization with a single go-to-market strategy focused on enhanced synergies within QRS. In connection with the implementation of the February 2001 reorganization, we recorded restructuring expenses of $2.3 million during the three months ended March 31, 2001, comprised of severance of $1.5 million and accelerated stock-based compensation of $0.2 million for 77 involuntary terminations throughout QRS, and facilities closure expense of $0.6 million. We recorded additional restructuring expenses of $2.0 million during the year ended December 31, 2001 related to the February 2001 reorganization, comprised of severance of $0.1 million and accelerated stock-based compensation of $0.3 million, and facilities closure expense of $1.6 million. The additional restructuring expenses resulted primarily from adjustments made to our previous estimate of facilities closure expense due to declining real estate market conditions in San Francisco. See Note 4 to the Condensed Consolidated Financial Statements.

        During September 2001, we discontinued our Tradeweave Digital Photography service due to underperformance. As a result, we recorded restructuring expenses of $3.0 million during the year ended December 31, 2001, comprised of severance of $0.1 million for 17 involuntary terminations in the Tradeweave Digital Photography Group, and facilities closure expense of $2.9 million.

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

        As of March 31, 2002, the accrued liability related to our business restructuring was $14.6 million, comprised of severance of $1.3 million and sublease loss accruals of $13.3 million. We expect to pay the remaining severance liability in full by the second quarter of 2003, and the remaining obligation related to our facility leases will be paid over the respective lease terms through fiscal 2011.

Interest Income

        Interest income consists primarily of interest earned on cash, cash equivalents and marketing securities available-for-sale. Interest income decreased from $0.4 million in the first quarter of 2001 to $0.2 million in the first quarter of 2002. Despite higher invested balances during the first quarter of 2002 compared to the first quarter of 2001, a decrease in investment yields accounted for the lower interest income in the first quarter of 2002.

Income Taxes

        We recorded an income tax benefit of $1.0 million and $1.2 million for the quarters ended March 31, 2002 and 2001, respectively. The recorded tax benefit for the first quarter of 2002 reflects an expected one-time tax refund resulting from new tax law changes, which extended the net tax operating loss carryback period from two to five years and eliminated the limitation of utilization of net operating losses against alternative minimum taxable income. The recorded tax benefit for the first quarter of 2001 reflects the non-deductibility of purchase accounting amounts related to the acquisitions of Image Info and of the assets of RockPort.

Liquidity and Capital Resources

        Cash, cash equivalents and marketable securities available-for-sale increased slightly from $38.6 at December 31, 2001 to $38.7 million at March 31, 2002. Working capital decreased from $25.7 million at December 31, 2001 to $23.8 million at March 31, 2002. The decrease in working capital resulted primarily from a decrease in current assets of $1.2 million along with an increase in current portion of debt of $1.0 million associated with a note payable to IBM and an increase of $0.5 million in accounts payable primarily due to the timing of payments under our network services contract with IBM.

        Total assets decreased from $93.9 million at December 31, 2001 to $93.1 million at March 31, 2002 primarily due to recurring depreciation and amortization of property and equipment, capitalized service and product development costs and other intangible assets. Total liabilities increased from $47.2 million at December 31, 2001 to $49.2 million at March 31, 2002, which includes $2.1 million in amounts payable to IBM associated with our agreement to license IBM's CrossWorlds enterprise applications integration tool enabling customers to better integrate QRS software applications.

        Although we expect total cash, cash equivalents and marketable securities available-for-sale to decline during the second and third quarters of 2002 from the balances at March 31, 2002 due primarily to anticipated payments on our restructuring and other accruals, management believes that the cash, cash equivalents, and marketable securities available-for-sale at March 31, 2002 and cash anticipated to be generated from future operations will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. If we require additional capital resources to grow our business, execute our operating plans or acquire new or complementary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities. Any additional equity financing may be dilutive to our stockholders, and debt financing may involve restrictive covenants and increase our leverage. However, we cannot be certain that additional funding will be available on acceptable terms or at all. We have no plans to pay dividends with respect to our common stock in the foreseeable future.

        During 2001 and the first quarter of 2002, a significant portion of our cash inflows was generated by our operations. If our operating results fluctuate significantly as a result of decreases in customer demand or decreases in acceptance of our future products, our ability to generate positive cash flow from operations would be jeopardized.

Risks Relating to Our Business

        An investment in our common stock involves risks and uncertainties. Investors evaluating us and our business should carefully consider the factors described below and all other information contained in our most recently filed Annual Report on Form 10-K before purchasing our common stock. Any of the following factors could materially harm our business, operating results and financial condition, as well as additional factors and uncertainties not currently known to us or that we currently consider immaterial. Investors could lose all or part of their investment as a result of these factors.

The economic slowdown in the retail industry makes uncertain our future operating results.

        Historically, we have generated all of our revenues from the sale of products and services to the retail industry. The retail industry is experiencing a marked slowdown that we believe has been caused by the general economic downturn since 2000, and the remaining negative effects of the terrorist attacks on September 11, 2001, and uncertain global, military and economic factors. In addition, we believe that the retail industry may be consolidating and that the industry is currently experiencing increased competition and weakening economic conditions that could negatively impact the industry and our customers' ability to pay for our products and services. Furthermore, one of our largest customers, Kmart Corp, has filed for bankruptcy. These adverse conditions continue to negatively impact our ability to sell our products and services to existing and potential customers in the retail industry. The loss of any large retail or vendor customer may also result in our loss of all of the trading partners of that retailer or vendor that are also our customers, which would have a material adverse impact on our business, operating results and financial condition.

        In addition, the licensing of our software products may involve substantial capital expenditures by our retail customers. As a result of the economic slowdown in the retail industry, we believe that our current and potential retailer customers have been, and will be less likely to, make such capital expenditures. Unless the retail industry recovers from its current economic slowdown, our business, operating results and financial condition may continue to suffer materially.

We have experienced significant losses in recent fiscal periods, and may continue to experience losses in the foreseeable future.

        We have recently incurred significant losses, including net losses of $173.3 million and $3.2 million for the year ended December 31, 2001 and the quarter ended March 31, 2002, respectively. A substantial amount of these losses for 2001 were in connection with non-cash charges relating to the impairment of intangible assets, including technology and goodwill, acquired through our acquisitions in recent years of RockPort, Image Info, and Retail Data Services, as well as our acquisition of the outstanding minority interest of Tradeweave. We may continue to incur non-cash charges related to the impairment of other intangible assets, as well as non-cash charges related to stock compensation. Further impairment of intangible assets could occur since the revenue and income potential of some of our services and products are unproven, and some of the markets we are addressing are in the early stages of development. There can be no assurance that new services and products introduced by us will gain market acceptance, or that new technologies or business methods will not be developed that replace or reduce the importance of our current offerings, and thus there can be no assurance that we will not need to take additional material impairment losses.

        Even after excluding impairment losses, restructuring expenses, and the write-off of capitalized service and product development costs, our pro forma net loss for the year-end December 31, 2001, would have been $28.4 million. We may continue to incur significant operating losses in the future.

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

        The increasing use of the Internet as a communications medium has rapidly changed the competitive environment of our industry. The supply chain management industry is now characterized by rapid technological innovation. While we continue to develop solutions that take advantage of the Internet's potential, the majority of our revenues for the foreseeable future are expected to be derived from our traditional EDI services, which are not Internet-based. We cannot predict with any assurance whether the demand for Internet-related products and services will increase or decrease in the future; however, the future success of our services and products may depend, in part, on our ability to continue developing products and services that are compatible with the Internet. The increased commercial use of the Internet could require substantial modification and customization of our services and products and the introduction of new services and products. There can be no assurance that our competitors and potential competitors will not succeed in developing competing technologies that are more effective or more effectively marketed than the services and products marketed by us or that would render our services or products obsolete or noncompetitive.

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

        Our product development and testing efforts have required, and are expected to continue to require, substantial investments. We may not possess sufficient resources to continue to make the necessary investments in technology. In addition, we may not successfully identify new software applications, or bring new software to market in a timely and efficient manner. If we are unable to develop and introduce new and enhanced software in a timely manner, we may lose existing customers to our competitors and fail to attract new customers, which may adversely affect our performance and results of operations.

Our business is marked by increased price competition.

        The changed technological landscape and the desire of companies to obtain market share has resulted in increased price competition, particularly in our traditional EDI services market. This competition has caused us from time to time to reduce prices on these services. We expect that as the retail industry continues to adopt existing and new information technologies that competition and pricing pressures will increase. If we were forced to effect further price reductions in connection with such increased competition, such reductions would reduce net sales in future periods to the extent not offset by increased unit sales or other factors. Price reductions in response to competitive pressures could have a material adverse effect on our business, financial condition and results of operations.

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

        In 2000, we acquired two companies whose products included software applications. In early 2001, we acquired the minority interest of our subsidiary, Tradeweave, and integrated its operations into ours. In September 2001, we shut down the Digital Photography line of business, which had been acquired through our acquisition of Image Info in January 2000. We have limited experience in integrating and managing acquired companies and selling products such as software applications and related services. We cannot assure you that we will be successful in fully integrating the acquired companies and their products into our business and financial model. Moreover, our recently expanded service and product offerings include many services and products that do not fit in our traditional network-based recurring revenue business model. If we are unable to successfully integrate or manage our other acquired companies and their products, our business, results of operations and financial condition may be harmed.

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

        Pursuant to a contract that expires on December 31, 2002, we have used the IBM VAN as the network platform over which we provide customers with most of our QRS Exchange products and services. We depend on the IBM VAN for a substantial part of our revenues. Upon the expiration of our contract with IBM, in the event that IBM decides to increase the prices that it charges us, or reduces the amount of discounts or allowances we currently receive, and we are not able to pass along such increased costs charges to our customers, our business, financial condition and results of operations could be materially adversely affected. In addition, pursuant to the IBM contract, we currently pay a flat fee to IBM for our use of its network services. If our use of the network services declines, our gross margins will decrease, thereby also adversely affecting our business and operating results.

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

        The market price of our common stock has fluctuated significantly since the initial public offering of our common stock in August 1993 and could be subject to significant fluctuations in the future based on any number of factors, such as announcements of new services by us or by our competitors; fluctuations in our quarterly financial results or our competitors'; changes in analysts' estimates of our financial performance or our failure to meet these estimates; conditions in the Internet commerce, information service, and high technology industries generally; and conditions in the financial markets generally. We cannot assure you that the market price of our common stock will not continue to experience significant fluctuations in the future.

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

        The table below presents principal amounts and related weighted average interest rates due by date of maturity for the marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At March 31, 2002, the weighted average maturity of the marketable securities portfolio was 261 days.

	Maturity 2002	Maturity 2003	Total	Fair Value at March 31, 2002
	(Amounts in thousands)
Municipal Agencies	$5,473	$1,000	$6,473	$6,474
Corporations	2,625	1,198	3,823	3,809

Total	$8,098	$2,198	$10,296	$10,283

Weighted average interest rate	3.96%	5.24%	4.24%	4.24%

Foreign Currency Risk

        We have no significant investments outside the United States of America and do not have material transactional foreign currency risk because less than 5% of our billings are in a currency other than the U.S. dollar. We have no significant hedging activity.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Gladson litigation.    On September 22, 2000, Gladson and Associates, Inc. filed a complaint for damages, injunctive relief and declaratory relief against us in Contra Costa County Superior Court. On March 12, 2002, the parties reached a confidential tentative settlement of the action through voluntary mediation. The final settlement was signed and the agreed settlement amount, which we consider immaterial, was paid in April 2002. The action has been dismissed by the Court.

        From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business. As of the date hereof, except as previously disclosed or discussed herein, the Company is not a party to any legal proceedings with respect to which an adverse outcome would, in management's opinion, have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other information

        None

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit Number	Description
10.29	Employment Agreement executed March 13, 2002 between the Company and Joyce Kim.
10.30	Employment Agreement executed March 19, 2002 between the Company and Joseph H. Dugan.
10.31	Employment Agreement executed April 15, 2002 between the Company and James G. Rowley.
10.32	Agreement dated as of March 19, 2002 between the Company and David A. Cole.

B. Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

QRS CORPORATION
May 15, 2002	/s/ JOHN C. PARSONS, JR. John C. Parsons, Jr. Senior Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

QuickLinks

QRS CORPORATION FORM 10-Q INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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