Form 10-Q
period 2002-06-30
QRS CORP
filed 2002-08-14
CIK 906551

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒    NO ☐

        As of August 12, 2002, 15,751,622 shares of the issuer's common stock, par value $.001 per share, were outstanding.

QRS CORPORATION
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QRS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$30,661	$28,911
Marketable securities available-for-sale	6,371	7,496
Accounts receivable—net of allowance for doubtful accounts of $2,008 at June 30, 2002 and $2,041 at December 31, 2001	19,540	22,178
Prepaid expenses and other	2,552	2,514
Income taxes receivable	—	125

Total current assets	59,124	61,224

Property and equipment:
Furniture and fixtures	2,489	2,506
Equipment	16,505	18,739
Leasehold improvements	2,546	2,216

	21,540	23,461
Accumulated depreciation and amortization	(11,635)	(11,923)

Total property and equipment	9,905	11,538

Marketable securities available-for-sale	2,678	2,215
Capitalized service and product development costs—net of accumulated amortization of $9,924 at June 30, 2002 and $8,748 at December 31, 2001	2,353	2,838
Goodwill	1,113	1,113
Other intangible assets—net of accumulated amortization of $13,527 at June 30, 2002 and $11,783 at December 31, 2001	11,598	13,342
Other assets	3,610	1,658

Total assets	$90,381	$93,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,668	$11,914
Accrued compensation	8,976	7,452
Accrued vacation	2,485	2,095
Deferred acquisition payments	2,500	2,500
Deferred revenue	2,606	3,593
Sublease loss accruals related to business restructuring	3,501	3,820
Other accrued liabilities	4,419	4,140
Current portion of note payable	1,017	—

Total current liabilities	36,172	35,514
Sublease loss accruals related to business restructuring	8,890	10,602
Note payable	833	—
Deferred rent and other	2,085	1,103

Total liabilities	47,980	47,219

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $.001 par value; 60,000,000 shares authorized; 15,978,586 shares issued and 15,747,486 shares outstanding at June 30, 2002; and 15,841,854 shares issued and 15,616,529 shares outstanding at December 31, 2001	252,022	251,752
Deferred compensation	(710)	(1,710)
Treasury stock: 231,100 shares at June 30, 2002 and 225,325 shares at December 31, 2001	(5,548)	(5,530)
Accumulated other comprehensive earnings (loss):
Unrealized (loss) gain on marketable securities available-for-sale	(6)	34
Cumulative translation adjustments	35	(36)
Accumulated deficit	(203,392)	(197,801)

Total stockholders' equity	42,401	46,709

Total liabilities and stockholders' equity	$90,381	$93,928

See notes to condensed consolidated financial statements.

QRS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Software Applications	$9,296	$11,437	$18,750	$20,540
Trading Community Management	18,291	19,759	37,380	41,195
Global Services	7,496	5,689	14,403	11,028

Total revenues	35,083	36,885	70,533	72,763

Cost of revenues:
Software Applications	3,332	3,860	6,449	8,204
Trading Community Management	9,676	10,984	19,671	21,701
Global Services	6,384	5,373	12,851	10,135

Total cost of revenues	19,392	20,217	38,971	40,040

Gross profit	15,691	16,668	31,562	32,723

Operating expenses:
Sales and marketing	7,673	7,299	16,654	14,792
Service and product development	4,031	3,269	7,911	6,474
General and administrative	5,664	5,992	12,182	12,172
Amortization of other intangible assets	872	3,514	1,744	6,497
Amortization of goodwill	—	4,347	—	8,563
Restructuring expenses	—	810	—	3,083

Total operating expenses	18,240	25,231	38,491	51,581

Operating loss	(2,549)	(8,563)	(6,929)	(18,858)
Interest income	193	338	394	708
Interest expense	(54)	—	(54)	—

Loss from operations before income taxes	(2,410)	(8,225)	(6,589)	(18,150)
Income tax benefit	—	—	(998)	(1,170)

Net loss	$(2,410)	$(8,225)	$(5,591)	$(16,980)

Other comprehensive income (loss)—
Unrealized gain (loss) on marketable securities available-for-sale net of tax	7	(21)	(40)	(127)
Change in cumulative translation adjustments	81	(119)	71	(119)

Total comprehensive loss	$(2,322)	$(8,365)	$(5,560)	$(17,226)

Basic net loss per share	$(0.15)	$(0.53)	$(0.36)	$(1.11)

Shares used to compute basic net loss per share	15,704,150	15,470,336	15,666,503	15,238,417

Diluted net loss per share	$(0.15)	$(0.53)	$(0.36)	$(1.11)

Shares used to compute diluted net loss per share	15,704,150	15,470,336	15,666,503	15,238,417

See notes to condensed consolidated financial statements.

QRS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,591)	$(16,980)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,772	4,088
Amortization of capitalized service and product development costs and other	1,628	2,141
Amortization of goodwill	—	8,563
Amortization of other intangible assets	1,744	6,497
Stock-based compensation	376	1,318
Provision for allowance for doubtful accounts	655	979
Loss from disposal of property and equipment	283	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	1,983	2,086
Prepaid expenses and other	251	(247)
Income taxes receivable	125	3,124
Deferred income taxes	—	(1,172)
Accounts payable	(1,246)	1,651
Deferred revenue	(987)	449
Sublease loss accruals related to business restructuring	(2,031)	—
Other accrued liabilities	2,007	1,944
Deferred rent and other	818	(84)

Net cash provided by operating activities	2,787	14,357

Cash flows from investing activities:
Sales and maturities of marketable securities available-for-sale	3,738	12,147
Purchases of marketable securities available-for-sale	(3,116)	(4,909)
Purchases of property and equipment	(1,202)	(1,609)
Capitalization of service and product development costs	(691)	(1,525)
Other assets	(198)	(868)
Payments of deferred acquisition payments	—	(3,500)
Payments of transaction costs related to acquisitions	—	(1,305)

Net cash used in investing activities	(1,469)	(1,569)

Cash flows from financing activities:
Proceeds from employee stock purchase plan issuance	296	—
Exercise of stock options	598	10
Repurchase of common stock	(18)	—
Payments on note payable	(250)	—
Payment of capital lease obligation	(200)	—

Net cash provided by financing activities	426	10

Effect of exchange rate on cash and cash equivalents	6	—

Net increase in cash and cash equivalents	1,750	12,798
Cash and cash equivalents at beginning of period	28,911	15,372

Cash and cash equivalents at end of period	$30,661	$28,170

Cash paid for:
Taxes	$78	$35

Interest	$41	$—

Noncash investing activities:
Property and equipment acquired through capital lease	$550	$—
Disposal of fully depreciated assets	$1,387	$41
Noncash financing activities:
Note payable exchanged for software	$2,100	$—
Fair value of common stock issued	—	3,847
Fair value of stock options assumed	—	1,044
Fair value of warrants issued	—	1,372
Fair value of restricted stock awarded	—	3,927
On February 9, 2001, we acquired the outstanding capital stock not previously held by us in our majority-owned subsidiary, Tradeweave Inc. The purchase price was allocated as follows:
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

QRS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL

        QRS Corporation is an established leader in providing adaptive commerce solutions to the extended supply chain for the retail industry. We market our products and services in three Solutions Groups: Software Applications, Trading Community Management, and Global Services. Our Software Applications allow for automated data synchronization, collaborative sourcing and supply, financial order management, international logistics and customs management, collaborative planning and online merchandising. Our Software Applications include both enterprise applications installed on customers' computer systems as well as hosted applications installed on our computer systems that are accessed by our customers for a fee. Our Trading Community Management solutions allow retailers and their trading partners to exchange electronic business documents (such as purchase orders, invoices, and advanced shipping notices), as well as conduct collaborative business processes, thus eliminating paper, mail delays, and keypunch data errors as these electronic business documents are integrated with trading partners' accounting and inventory systems. Our Global Services include the collection, analysis and delivery of information, such as pricing and operational merchandising metrics, for use by vendors and retailers in strategic and tactical decision-making; software implementation and integration services; retail solutions consulting; and technical support and training services for our various offerings.

        We have prepared the condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of cash flows for the three and six months ended June 30, 2002 and 2001, without audit. In the opinion and to the knowledge of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 2001 is derived from our audited consolidated financial statements as of that date.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A (Amendment No. 1), as amended, for the year ended December 31, 2001.

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

        The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results anticipated for any other interim period or for the full year.

        Certain reclassifications have been made to the financial information reported in 2001 to conform to the 2002 presentation. In addition, cost of revenues, sales and marketing expenses and general and administrative expenses for the three and six months ended June 30, 2001 have been reclassified to separately present restructuring expenses.

Recent Accounting Pronouncements

        In November 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "FASB") issued EITF 01-14, "Income Statement Characterization of Reimbursements of "Out-of-pocket" Expenses Incurred," which states that reimbursed out-of-pocket expenses should be recorded as revenue and cost of revenue in fiscal periods commencing after December 15, 2001. We adopted the provisions of EITF 01-14, effective January 1, 2002. Our adoption of EITF 01-14 resulted in higher revenues and cost of revenues of $0.2 million for the quarter ended June 30, 2002 and $0.4 million for the first six months of 2002. The higher revenues and cost of revenues totaling $0.04 million for the quarter ended June 30, 2001 and $0.2 million for the first six months of 2001 resulted from reclassifications made to conform to the 2002 presentation.

        In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement supersedes the requirement of APB No. 30 that discontinued operations be measured at net realizable value or that we include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity; and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144, effective January 1, 2002, and our adoption of the Statement had no material effect on our financial position or results of operations.

        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In rescinding FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 is effective for transactions occurring after May 15, 2002. We adopted SFAS No. 145 in the second quarter, effective May 15, 2002, and our adoption of this Statement had no material effect on our financial position or results of operations.

        On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease; and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We are currently evaluating this Statement and have not yet determined its effect on our financial position or results of operations.

2. SEGMENT INFORMATION

        During the first three quarters of 2001, we had two reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": (1) Tradeweave Message Exchange, Content and Related Services, which was comprised of Trading Community Management, QRS Catalogue, QRS Retail Intelligence Services and Tradeweave Digital Photography; and (2) Tradeweave Collaboration and Related Services, which was comprised of QRS Sourcing, QRS Merchandising, QRS Professional Services, QRS Showroom, QRS Logistics, and QRS Sales and Inventory Analysis. We evaluated performance and allocated resources based on revenues and operating earnings (loss), which included allocated corporate general and administrative expenses, sales and marketing expenses, and customer support and information delivery expenses.

        During the fourth quarter of 2001, under the leadership of our new management, we realigned our products and services into three Solutions Groups: (1) Software Applications, comprised of QRS Catalogue, QRS Sourcing, QRS Merchandising and QRS Showroom; (2) Trading Community Management, comprised of QRS Exchange components, Internet Transaction Exchange, Enterprise Business Exchange, Data Exchange, Web Forms, Managed EC and Access Services; and (3) Global Services, comprised of QRS Retail Intelligence Services, software maintenance for our QRS Sourcing and QRS Merchandising products, and QRS Professional Services. We track revenues and cost of revenues from each of these Solutions Groups, and such amounts have been disclosed on the face of the condensed consolidated statements of operations and comprehensive loss. However, we do not track operating expenses or assets for such Solutions Groups.

        Virtually all of our long-lived assets are located in the United States of America. We market our products and related services to customers in the United States of America, Canada and Europe.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadened the criteria for recording intangible assets separate from goodwill. SFAS No. 142, adopted January 1, 2002, requires the use of a non-amortization approach to account for purchased goodwill. Under the non-amortization approach, goodwill is not amortized into results of operations, but is instead reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill is more than its fair value. We have completed the initial step of the transitional impairment test as required by SFAS No. 142 as of January 1, 2002, which indicated no impairment.

        In accordance with SFAS No. 142, we ceased amortizing goodwill totaling $1.1 million as of January 1, 2002, including $0.7 million of acquired workforce, which was previously included in other intangible assets.

        Other intangible assets include current technology, customer lists and contracts, and non-compete agreements purchased in connection with the acquisitions of businesses, and are amortized over the following estimated useful lives on a straight-line basis:

Life in Years
Current technology	6
Customer lists	3.5 to 5
Customer contracts	5 to 7
Non-compete agreements	3

        The following table presents the effect of SFAS No. 142 on net loss and net loss per share, had the accounting standard been in effect for the three and six months ended June 30, 2001 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss, as reported	$(2,410)	$(8,225)	$(5,591)	$(16,980)
Add back amortization of goodwill	—	4,347	—	8,509
Add back amortization of acquired workforce (included in amortization of other intangible assets)	—	479	—	814

Adjusted net loss	$(2,410)	$(3,399)	$(5,591)	$(7,657)
Basic and diluted net loss per share, as reported	$(0.15)	$(0.53)	$(0.36)	$(1.11)
Adjusted basic and diluted net loss per share	$(0.15)	$(0.22)	$(0.36)	$(0.50)

        As of June 30, 2002, other intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Current technology	$20,881	$(10,559)	$10,322
Customer lists	1,552	(902)	650
Customer contracts	1,480	(931)	549
Non-compete agreements	1,212	(1,135)	77

Total	$25,125	$(13,527)	$11,598

        The estimated future amortization expense of other intangible assets as of June 30, 2002 is as follows (in thousands):

2002 (remaining six months)	$1,744
2003	3,282
2004	3,161
2005	2,943
2006	468

Total	$11,598

4. RESTRUCTURING EXPENSES

        On February 6, 2001, we announced a reorganization plan that included the full integration of the operations of QRS and Tradeweave and an alignment of our organization with a single go-to-market strategy focused on enhanced efficiencies within QRS. In connection with the implementation of the February 2001 reorganization, we recorded restructuring expenses of $4.3 million during the year ended December 31, 2001, of which $0.8 million and $3.1 million, respectively, were recorded during the three and six months ended June 30, 2001, comprised of severance of $0.1 million and $1.6 million, respectively; and accelerated stock-based compensation of $0.3 million and $0.5 million, respectively, for 77 involuntary terminations throughout QRS; and facilities closure expense of $0.4 million and $1.0 million, respectively. The remaining restructuring expenses of $1.2 million recorded during the year ended December 31, 2001 related to the February 2001 reorganization were facilities closure costs that resulted primarily from adjustments made to our previous estimate of facilities closure expense due to declining real estate market conditions in San Francisco.

        During September 2001, we discontinued our Tradeweave Digital Photography service due to underperformance. As a result, we recorded restructuring expenses of $3.0 million during the year ended December 31, 2001, comprised of severance of $0.1 million for 17 involuntary terminations in the Tradeweave Digital Photography Group, and facilities closure expense of $2.9 million.

        Additionally, during the fourth quarter of 2001, we restructured our operations, which included the realignment and elimination of certain of our products and services, the elimination of full-time positions and the consolidation of real estate. As a result, we recorded restructuring expenses of $12.0 million during the year ended December 31, 2001, comprised of severance of $2.0 million for 69 involuntary terminations throughout QRS, and facilities closure expense of $10.0 million.

        In summary, we recognized a total of $19.3 million of restructuring expenses during the year ended December 31, 2001, comprised of $3.7 million of severance, $0.5 million of accelerated stock-based compensation and $15.1 million of facilities closure expense.

        The following is a summary of the restructuring liabilities from December 31, 2001 to June 30, 2002 (in thousands):

	Liability as of December 31, 2001	Cash Payments	Liability as of June 30, 2002
Severance	$1,979	$(886)	$1,093
Facilities closure	14,422	(2,031)	12,391

Total	$16,401	$(2,917)	$13,484

        We expect to pay the June 30, 2002 severance liability of $1.1 million (included in accrued compensation) in full by June 30, 2003. The outstanding liability related to facilities closure totaled $12.4 million at June 30, 2002, of which we expect to pay $3.5 million during the next 12 months and $8.9 million from July 1, 2003 through June 30, 2011.

5. EARNINGS (LOSS) PER SHARE

        Basic loss per share is calculated by dividing net loss for the period by the weighted average number of common shares outstanding for that period. Diluted loss per share takes into account the effect of potentially dilutive instruments, such as stock options, warrants and restricted common stock, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

        The following is a summary of the calculation of the number of shares used in calculating basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Shares used to compute basic loss per share	15,704,150	15,470,336	15,666,503	15,238,417
Add: effect of dilutive securities	—	—	—	—

Shares used to compute diluted loss per share	15,704,150	15,470,336	15,666,503	15,238,417

        Potentially dilutive shares for the quarters ended June 30, 2002 and 2001 were 109,929 shares and 254,544 shares, respectively. Potentially dilutive shares for the six months ended June 30, 2002 and 2001 were 167,416 and 286,012, respectively, and have been excluded from the shares used in calculating diluted loss per share because their effect on such loss figure would be anti-dilutive.

6. INCOME TAXES

        We recorded an income tax benefit of $1.0 million and $1.2 million for the six months ended June 30, 2002 and 2001, respectively. The recorded tax benefit for the six months ended June 30, 2002 reflects a one-time tax refund, which resulted from new tax law changes that extended the net tax operating loss carryback period from two to five years and eliminated the limitation on utilization of net operating losses against alternative minimum taxable income. The recorded tax benefit for the six months ended June 30, 2001 reflects the non-deductibility of purchase accounting amounts related to the acquisitions of Image Info Inc. ("Image Info"), the Tradeweave minority interest and of the assets of RockPort Trade Systems, Inc. ("RockPort").

7. NOTE PAYABLE

        On March 28, 2002, we executed an unsecured promissory note for $2.1 million payable to IBM associated with our licensing of IBM CrossWorlds enterprise applications integration tools. The note requires 24 equal monthly installments of $0.1 million, beginning in April 2002, and bears interest at 9.25% per annum. The unpaid principal balance as of June 30, 2002 was $1.9 million and the related interest expense for the three months ended June 30, 2002 was $0.04 million. As of June 30, 2002, the licenses were recorded in prepaid and other long-term assets, and are amortized based on the greater of the amount of licenses sold or the straight-lined value over the 24-month contract. Amortization expense of $0.3 million for the three and six months ended June 30, 2002 has been included in cost of revenues.

8. COMMON STOCK, RESTRICTED COMMON STOCK, TREASURY STOCK AND STOCK OPTIONS

        At June 30, 2002, there were 15,978,586 shares of our common stock issued of which 15,747,486 were outstanding. During the second quarter 2002, the Company issued 37,235 shares to employees under its Employee Stock Purchase Plan at $7.95 per share. The purchase price per share at which common stock is purchased on the participant's behalf on each purchase date within the particular offering period in which he or she is enrolled is equal to eighty-five percent (85%) of the lower of (1) the fair market value per share of common stock on the start date of that offering period or (2) the fair market value per share of common stock on that purchase date.

        The following table shows the activity under the restricted common stock program:

Number of Shares
Balance at December 31, 2000 (unvested)	286,875
Canceled	(36,829)
Vested and distributed	(129,405)

Balance at December 31, 2001 (unvested)	120,641
Canceled	(45,609)
Vested and distributed	(31,771)

Balance at June 30, 2002 (unvested)	43,261

        Restricted stock-based compensation expense recognized during the three months ended June 30, 2002 and 2001 was $0.1 million and $0.6 million, respectively. Restricted stock-based compensation expense recognized in the first six months of 2002 and 2001 was $0.4 million and $1.3 million (of which $0.5 million was included in restructuring expenses), respectively (see Note 4 to the condensed consolidated financial statements).

        During the quarter ended June 30, 2002, we repurchased 5,775 shares of our common stock for $0.02 million in connection with the termination of an employee. These shares have been included in Treasury Stock as of June 30, 2002.

        In May 2002, the shareholders of QRS approved an additional 750,000 options to be available for issuance under the 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"), increasing the total number of shares reserved for issuance from 5,450,000 shares to 6,200,000. The following table shows the activity under our stock options plans:

	Number of Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2000 (1,456,618 exercisable at $28.30 weighted average price per share)	364,234	3,094,680	$35.91
Authorized	888,369	—
Granted	(1,580,667)	1,580,667	11.72
Exercised		(25,869)	4.64
Canceled	1,436,594	(1,436,594)	36.08
Restricted stock	(286,875)	—	13.69
Repurchased	10,271	—	1.45
Expired	(19,515)	—	7.95

Balance at December 31, 2001 (1,786,246 exercisable at $27.99 weighted average price per share)	812,411	3,212,884	24.33
Authorized	750,000	—
Granted	(1,038,000)	1,038,000	12.33
Exercised		(67,726)	8.84
Canceled	799,815	(799,815)	23.96
Expired	(42,802)	—	11.63

Balance at June 30, 2002 (1,493,923 exercisable at $27.44 weighted average price per share)	1,281,424	3,383,343	$20.98

9. COMMITMENTS AND CONTINGENCIES

        We have used the IBM Value Added Network ("VAN") as the network platform over which we provide customers with the majority of our QRS Exchange products and services. We depend on the IBM VAN for a substantial part of our revenues. Effective January 1, 2001, we amended our agreement with IBM to eliminate existing volume commitments and penalties for failure to meet usage requirements. IBM waived all penalty charges incurred by us under the prior agreement. We agreed to purchase a certain amount of network services for a fixed fee over a two-year period ending December 31, 2002. If our usage of the network services exceeded the specified usage volume, we would have paid an incremental fee for such excess usage based on a schedule of charges. The amended agreement also allowed for the purchase of additional/other services at a discounted rate, with no volume commitments or penalties.

        In July 2002, we entered into a new three-year agreement with IBM effective July 1, 2002 and ending June 30, 2005. The new agreement replaces and supersedes the previous agreement that would have expired on December 31, 2002. Pursuant to the new IBM contract, we will pay fees to IBM based upon the amount of our use of its network and other specified services subject to minimums set forth in the agreement. We also will offer the IBM Internet Data and Document Exchange (IDDX) service, an IP-based transaction network allowing for real-time information exchange over the Internet and have agreed to order a specified minimum amount of this service beginning in 2003. The new agreement continues to allow us to purchase additional services at a discounted rate, with no volume commitments or penalties.

        On September 22, 2000, Gladson and Associates, Inc. ("Gladson") filed a complaint for damages, injunctive relief and declaratory relief against us in Contra Costa County Superior Court. On March 12, 2002, the parties reached a confidential tentative settlement of the action through voluntary mediation. We thereafter concluded a final settlement with Gladson and paid the agreed settlement amount, which we consider immaterial, in April 2002. The action has been dismissed by the Court.

        In December 2001, we received a written communication from a software vendor stating that our usage of the vendor's software products may have exceeded contractual limits. We resolved this matter on a mutually amicable basis in March 2002.

        In connection with the merger agreement relating to our acquisition of Image Info, we paid to the former shareholders of Image Info a deferred acquisition payment of $2.5 million in 2001. We also would have been required to pay the former shareholders of Image Info an additional $2.5 million in 2002 if revenue attributable to the acquired business met the minimum amount described in the merger agreement for 2001. We have determined that the revenue attributable to the acquired business did not reach the minimum amount required for 2001. The former shareholders of Image Info have notified us that they believe we are nonetheless obligated to make the second payment. We are now in the process of attempting to resolve the disagreement and to determine whether we have any obligation to the former Image Info shareholders with respect to this second potential $2.5 million payment. The deferred acquisition payment had already been accounted for in the acquisition cost for the original transaction.

        In August 2001, we entered into an alliance agreement with MAGIC International, a subsidiary of Advanstar, Inc. ("Advanstar") to market our QRS Showroom product. Under the terms of this agreement, we are obligated to pay $0.9 million to Advanstar in marketing content and licensing fees in 2002 and a minimum of $0.5 million in such fees in 2003. We have accrued $0.1 million in expenses relating to this contract during the second quarter of 2002 and $0.4 million in the first six months of 2002. Subsequently, the parties have amended the terms of the agreement to reduce the license fee for 2002 from $0.5 million to $0.25 million and the license fee for 2003 from $0.5 million to $0.25 million. The parties have also agreed to reduce the marketing content expense that QRS must bear under the Agreement.

        We established irrevocable letters of credit with Wells Fargo Bank, N.A. as security for real property leases for the amounts of $0.8 million and $0.4 million during the fourth quarter of 1999 and the first quarter of 2002, respectively. These letters of credit remained outstanding as of June 30, 2002.

10. RELATED PARTY TRANSACTIONS

        During the second quarter of 2002, we entered into a $0.125 million unsecured loan agreement with an officer of the company for the purchase of his primary residence upon relocation to the San Francisco Bay Area. The loan, which bears interest at 6.125% per annum and is due on May 22, 2003, becomes immediately due and payable upon the earlier of the sale of specified real property or cessation of employment with the Company. While this loan is outstanding, the officer has agreed to prepay it in the net of tax amount of any bonus received.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

        The following information should be read in conjunction with the condensed consolidated financial statements and related notes included in Item 1 of this quarterly report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on March 29, 2002.

        The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements in this report are based upon information available to us as of the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from the results discussed in the forward-looking statements as a result of a number of factors and risks discussed in "Risks and Uncertainties Relating to Our Business" below and elsewhere in this report, and in other QRS filings with the Securities and Exchange Commission.

        QRS Corporation has been automating, enabling, and managing retail trading relationships through innovative software applications and services since 1988. Today, QRS is an established leader in providing adaptive commerce solutions to the extended supply chain for the retail industry. We market our products and services in three Solutions Groups: Software Applications, Trading Community Management, and Global Services. Our Software Applications allow for automated data synchronization, collaborative sourcing and supply, financial order management, international logistics and customs management, collaborative planning and online merchandising. Our Software Applications include both enterprise applications installed on customers' computer systems as well as hosted applications installed on our computer systems that are accessed by our customers for a fee. Our Trading Community Management solutions allow retailers and their trading partners to exchange electronic business documents (such as purchase orders, invoices, advanced shipping notices), as well as collaborative business processes, thus eliminating paper, mail delays, and keypunch data errors as these electronic business documents are integrated with trading partners' accounting and inventory systems. Our Global Services include the collection, analysis and delivery of information, such as pricing and operational merchandising metrics, for use by vendors and retailers in strategic and tactical decision- making; software implementation and integration services; retail solutions consulting; and technical support and training services for our various offerings.

CRITICAL ACCOUNTING POLICIES

        Our critical accounting policies are as follows:

  •
  revenue recognition;
  •
  impairment of other intangible and long-lived assets;
  •
  use of estimates.

Revenue recognition

        We derive revenues from three principal sources:

  (1)
  Trading Community Management: Associated revenues relate to the transmission of standard business documents over a network. Such revenues are recognized in the month that such transmission services are performed.

  (2)
  Software Applications: Revenues from licensing of enterprise software applications are recognized upon shipment if a signed contract exists, the fee is fixed and determinable, collection is probable and if there are no significant company obligations with regard to implementation of the software. Revenues from hosted software applications are recognized as services are performed. With respect to the QRS Catalogue, monthly fees are billed and recognized based on level of usage.
  (3)
  Global Services: Fees for QRS Retail Intelligence Services and QRS Professional Services are billed and recognized as the related services are performed. Software maintenance revenues are deferred and recognized on a straight-line basis over the life of the related contract, which is typically one year but may be longer.

        We accumulate relevant information from contracts to use in determining the availability of vendor-specific objective evidence and believe that such information complies with the criteria established in Statement of Position 97-2 as follows: (1) Customers are required to pay separately for annual maintenance. Future renewal rates are included as a term of the contracts. We use the renewal rate as vendor-specific objective evidence of fair value for maintenance; (2) we charge standard hourly rates for consulting services based upon the nature of the services and experience of the professionals performing the services, and such services are separately priced in contracts; and (3) training is separately priced in the contract.

        Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenues recognized are recorded as deferred revenue. Amounts recognized as revenues in advance of billing are recorded as unbilled receivables.

Impairment of other intangible and long-lived assets

        We assess the impairment of identifiable other intangible and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;
  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
  •
  our expectation that assets will be disposed before the previously estimated useful life;
  •
  significant negative industry or economic trends;
  •
  significant decline in our stock price for a sustained period; and
  •
  our market capitalization relative to net book value.

        When we determine that the carrying value of other intangible and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The carrying value of other intangible assets, capitalized service and product development costs, and long-lived assets amounted to $23.9 million as of June 30, 2002, including $11.6 million in other intangible assets related to Enterprise Software Applications.

Use of estimates

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

        The calculation of the estimated sublease loss accruals for vacated facilities requires that management must make estimates of potential future sublease income. Management analyzes current market conditions for real estate with the assistance of reputable commercial real estate brokers. However, future actual sublease income may materially differ from estimated amounts.

        Management's current estimated range of liability related to pending litigation and asserted claims is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss.

Recent Accounting Pronouncements

        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In rescinding FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 is effective for transactions occurring after May 15, 2002. We adopted SFAS No. 145 in the second quarter, effective May 15, 2002, and our adoption of this Statement had no material effect on our financial position or results of operations.

        On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities", effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease; and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We are currently evaluating this statement and have not yet determined its effect on our financial position or results of operations.

Employee Headcount

        The following table sets forth the employee headcount information at June 30, 2002 and 2001:

	June 30,
	2002	2001
Full-time headcount:
Customer support, operations and services included in cost of revenues	264	326
Sales and marketing	103	99
Service and product development	94	93
General and administrative	68	66

Total full-time headcount	529	584

Part-time headcount:
Full-time equivalent headcount included in cost of revenues for part-time QRS Retail Intelligence Services employees	326	247

        The decline in customer support, operations, and services headcount is primarily attributable to the discontinuance of unprofitable products and improved operational efficiencies. The increase in the full-time equivalent number of part-time headcount is the result of increased demand for our QRS Retail Intelligence Services products.

Revenues and Cost of Revenues

        The following table sets forth the revenues, cost of revenues, gross profit and gross margins for our three Solution Groups for the three and six months ended June 30, 2002 and 2001 (amounts in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2002	2001	$	%	2002	2001	$	%
Software Applications:
Revenues	$9,296	$11,437	$(2,141)	(19)%	$18,750	$20,540	$(1,790)	(9)%
Cost of revenues	3,332	3,860	(528)	(14)%	6,449	8,204	(1,755)	(21)%

Gross profit	5,964	7,577	(1,613)	(21)%	12,301	12,336	(35)	—
Gross margin	64%	66%			66%	60%
Percentage of total revenues	27%	31%			27%	28%
Trading Community Management:
Revenues	18,291	19,759	(1,468)	(7)%	37,380	41,195	(3,815)	(9)%
Cost of revenues	9,676	10,984	(1,308)	(12)%	19,671	21,701	(2,030)	(9)%

Gross profit	8,615	8,775	(160)	(2)%	17,709	19,494	(1,785)	(9)%
Gross margin	47%	44%			47%	47%
Percentage of total revenues	52%	54%			53%	57%
Global Services:
Revenues	7,496	5,689	1,807	32%	14,403	11,028	3,375	31%
Cost of revenues	6,384	5,373	1,011	19%	12,851	10,135	2,716	27%

Gross profit	1,112	316	796	252%	1,552	893	659	74%
Gross margin	15%	6%			11%	8%
Percentage of total revenues	21%	15%			20%	15%
Total:
Revenues	35,083	36,885	(1,802)	(5)%	70,533	72,763	(2,230)	(3)%
Cost of revenues	19,392	20,217	(825)	(4)%	38,971	40,040	(1,069)	(3)%

Gross profit	$15,691	$16,668	$(977)	(6)%	$31,562	$32,723	$(1,161)	(4)%

Gross margin	45%	45%			45%	45%

Overview

        Revenues for three and six month periods ended June 30, 2002 were down 5% and 3%, respectively, from the comparable periods in the prior year, while gross margins remained level at 45%. The decline in revenues was principally the result of a significant decline in sales of new enterprise software licenses. In addition, Trading Community Management revenues also declined, driven by continued pricing pressures in the marketplace reflected in renewals of certain customer agreements at lower prices. These declines were partially offset by continued growth in our QRS Catalogue and Global Services products. QRS Retail Intelligence Services revenues, included in our Global Services Solutions Group, continued to be negatively impacted by declines in revenues from Kmart, which filed for Chapter XI bankruptcy protection in January 2002. This decline in revenues was largely offset in the second quarter by the $0.6 million in revenues recognized on the sale of $1.9 million of Kmart receivables which had been previously deferred from revenue recognition until collection was reasonably assured, as discussed further below. This receivables sale, along with improved operational efficiencies, resulted in a consistent gross margin level of 45% for all periods presented above, despite the decline in Software Applications and Trading Community Management revenues, our higher margin Solutions Groups.

        Revenues for the second quarter of 2002 were down $0.4 million, or 1%, from the first quarter of 2002, resulting primarily from a $0.8 million decline in Trading Community Management and a $0.3 million decline in Enterprise Software Applications, partially offset by increases in revenues for our QRS Catalogue and Global Services products.

        The sections below provide commentary on the performance of each of our Solution Groups.

Software Applications

        Our Software Applications Solutions Group includes the QRS Catalogue, a hosted application; Enterprise Software Applications, which is comprised of QRS Sourcing and QRS Merchandising; and Other Hosted Software Applications, which is comprised of QRS Showroom as well as QRS Logistics and QRS Sales and Inventory Analysis.

        The following table sets forth the revenues, cost of revenues, gross profit (loss) and gross margins (loss) for our Software Application categories for the three and six months ended June 30, 2002 and 2001 (amounts in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2002	2001	$	%	2002	2001	$	%
QRS Catalogue:
Revenues	$8,654	$7,339	$1,315	18%	$17,055	$13,911	$3,144	23%
Cost of revenues	1,815	1,678	137	8%	3,570	3,497	73	2%

Gross profit	6,839	5,661	1,178	21%	13,485	10,414	3,071	29%
Gross margin	79%	77%			79%	75%
Enterprise Software Applications:
Revenues	102	3,441	(3,339)	(97)%	471	5,384	(4,913)	(91)%
Cost of revenues	259	—	259	100%	259	—	259	100%

Gross profit (loss)	(157)	3,441	(3,598)	(105)%	212	5,384	(5,172)	(96)%
Gross margin (loss)	(154)%	100%			45%	100%
Other Hosted Software Applications:
Revenues	540	657	(117)	(18)%	1,224	1,245	(21)	(2)%
Cost of revenues	1,258	2,182	(924)	(42)%	2,620	4,707	(2,087)	(44)%

Gross profit (loss)	(718)	(1,525)	807	53%	(1,396)	(3,462)	2,066	60%
Gross margin (loss)	(133)%	(232)%			(114)%	(278)%
Total Software Applications:
Revenues	9,296	11,437	(2,141)	(19)%	18,750	20,540	(1,790)	(9)%
Cost of revenues	3,332	3,860	(528)	(14)%	6,449	8,204	(1,755)	(21)%

Gross profit	$5,964	$7,577	$(1,613)	(21)%	$12,301	$12,336	$(35)	—

Gross margin	64%	66%			66%	60%

        As indicated in the table above, our QRS Catalogue represented a substantial portion of the revenues in the Software Applications Solutions Group, particularly during the 2002 periods, and continued to generate considerable gross margins. While the overall results for this Solutions Group reflected a decline in revenues, our QRS Catalogue continued to show substantial growth of 18% and 23% for the three and six months ended June 30, 2002. Other products in this Solutions Group showed substantial declines in revenues and negative gross margins for the same periods. Software Applications cost of revenues includes $0.1 million of severance for the three and six months ended June 30, 2002.

        To date, essentially all QRS Catalogue revenues have been derived entirely from North American General Merchandise and Apparel (GMA) customers. We are currently building on opportunities in the European market with a QRS Catalogue pilot for Selfridge's, a major retailer in the UK, which we launched during the second quarter of 2002. Later this year, we will be introducing an updated version of QRS Catalogue that will better support hard lines, grocery, and Consumer Packaged Goods (CPG) product data synchronization.

        QRS Catalogue revenues consist of fees charged for the transmission of UPC records over the IBM Value Added Network ("VAN"), the network platform over which we provide customers with the majority of our QRS Exchange products and services, and of monthly fees for trading partnerships established between vendors and retailers. The increase in QRS Catalogue revenues for both the three and six months ended June 30, 2002 is primarily attributable to increased trading partnership volume combined with the effect of a revised pricing structure implemented in the third quarter of 2001. When compared to the first quarter of 2002, QRS Catalogue revenues increased $0.3 million, or 3%, due to an increased number of trading partnerships.

        During the quarter ended June 30, 2002, we learned that May Co., one of our significant QRS Catalogue customers, intends to consolidate certain of its retail divisions in the second half of 2002. We believe that this consolidation will reduce the number of May Co. related trading partnerships which, under the current pricing structure, is expected to reduce future QRS Catalogue revenues associated with this customer.

        Cost of revenues for QRS Catalogue consists primarily of customer and technical support personnel, allocated costs of our data center, amortization of capitalized service and product development costs, and purchased network services to transmit catalog data to and from our data center. In the second quarter of 2002, QRS Catalogue cost of revenues increased compared to the second quarter of 2001, primarily due to an increase in amortization of capitalized service and product development costs. For the six month period ended June 30, 2002, as compared to the same period in 2001, QRS Catalogue gross margins improved by 4% from 75% to 79%, primarily due to headcount reductions and the relatively fixed nature of data center costs. In future periods, as we discontinue certain of the Other Hosted Applications as discussed further below, additional data center costs will be allocated to the QRS Catalogue product, which would decrease QRS Catalogue gross margins at the current revenue levels, absent any present or future cost saving initiatives or revenue enhancement opportunities that management may pursue.

        Enterprise Software Applications revenues, which include QRS Sourcing and QRS Merchandising, declined substantially in both the three and six month periods ended June 30, 2002 from prior year levels, reflecting continued softness in the retail enterprise software applications market. Management is actively considering various alternative courses of action to improve the financial performance of these product offerings, including offering individual modules as lower-priced, standalone products to respond to the current market environment.

        Our QRS Sourcing software application is designed to enable customers to improve their collaborative sourcing and supply capabilities, financial order management, international logistics and customs management, and collaborative merchandising efforts. During the first quarter of 2002, we entered into a licensing agreement with IBM CrossWorlds. These integration tools will enable QRS' retail industry customers to accelerate the implementation of QRS solutions, thus realizing a more rapid return on investment.

        Cost of revenues for Enterprise Software Applications during the second quarter includes $0.3 million of amortization costs related to the IBM CrossWorlds licenses. We amortize the licenses to cost of revenues at the greater of the amount of licenses sold or the straight-lined value over the two-year contract term. Because of this amortization policy, we recognized negative margins on this product line during the second quarter of 2002 (see Note 7 to the condensed consolidated financial statements).

        Other Hosted Software Applications include our QRS Showroom, QRS Sales and Inventory Analysis and QRS Logistics products. Our QRS Showroom product enables vendors and private-label groups to create customized, targeted on-line merchandise presentations for their retail buyers. Users can perform a visual review of on-line merchandise simply via access to a standard Web browser.

        In the third quarter of 2001, we entered into a marketing relationship with MAGIC International, a subsidiary of Advanstar, Inc. and a leading organizer of tradeshows for the fashion and apparel industry, to establish an on-line trading community, "MAGIConline Powered by QRS." To date, revenues for our QRS Showroom product have not been significant. At the end of 2001, we made the decision to discontinue the QRS Sales and Inventory Analysis and QRS Logistics products, also included in this product category. Therefore, we no longer sell QRS Logistics and QRS Sales and Inventory Analysis as standalone products, but we continue to provide support for these products and will recognize revenues related to existing customers through the third quarter of 2002. We presently intend to include the relevant functionality of QRS Logistics and QRS Sales and Inventory Analysis in a future version of our QRS Sourcing product or in other future products.

        Cost of revenues for Other Hosted Software Applications consists primarily of allocated costs of our data center, customer and technical support personnel, and amortization of capitalized service and product development costs. The decrease in cost of revenues for Other Hosted Software Applications for both the three and six month periods ended June 30, 2002, compared to the same periods in 2001, is primarily the result of the write-off of capitalized service and product development costs for QRS Showroom in the fourth quarter of 2001, significantly lowering the amortization expense for future periods. In addition, restructuring initiatives in 2001 that reduced customer and technical support personnel for these hosted applications are resulting in ongoing cost savings.

Trading Community Management

        The Trading Community Management Solutions Group incorporates technology and service components of our QRS Exchange products: Internet Transaction Exchange, Enterprise Business Exchange, Data Exchange, Web Forms, Managed EC and Access Services. Revenues consist primarily of fees charged for the transmission of standard business documents measured in kilocharacters over the IBM VAN, monthly fees for leased line connections, and service fees to convert documents from paper into electronic format. Revenues are recognized in the month that the services are performed.

        After several quarters of year over year declining volumes, kilocharacter volume increased during the second quarter of 2002, compared to the same period last year and to the first quarter of 2002. This volume increase is due in part to focused customer retention and competitive wins. Notwithstanding the volume increase, revenues declined during the second quarter year over year and sequentially, primarily due to lower unit pricing driven by competitive pressures reflected in renewals of certain customer agreements at lower prices. For the six month period ended June 30, 2002, the decline in revenues was also primarily the result of declining unit pricing.

        Included in Trading Community Management revenues are those relating to services we provide to Kmart and its trading partners. Kmart filed for Chapter XI bankruptcy protection in January 2002. If Kmart emerges from its Chapter XI bankruptcy proceeding as a smaller company or is unable to successfully reorganize and ceases to exist, revenues from Kmart and its trading partners, which represented less than 5% of full-year 2001 Trading Community Management revenues, would be substantially decreased or lost.

        As revenues have declined due to reduced unit pricing, our costs through the end of the second quarter 2002 remained relatively fixed under our previous network services agreement with IBM, where we had a minimum purchase commitment regardless of our resale levels. This contract began in 2001 and was scheduled to expire at the end of 2002. In July 2002, we entered into a new three-year agreement with IBM that extended and enhanced our longstanding relationship. The new agreement supersedes and replaces the previous agreement that was due to have expired on December 31, 2002. The new agreement enables us to improve our overall cost structure and offer our customers expanded options for transmitting critical data and form-based documents with their global business partners (see Note 9 to the condensed consolidated financial statements).

        Additional Trading Community Management cost of revenues components are: customer support services, including Managed EC personnel, allocated data center costs and other technical support personnel, as well as amortization of capitalized service and product development costs for technology used in our Managed EC outsourcing centers. Our cost of revenues during the three and six months ended June 30, 2002, which included $0.1 million and $0.3 million of severance, respectively, declined compared to the same periods during 2001, primarily because of a decrease in headcount in our Managed EC, customer enabling and support departments. Despite the decline in revenues over the three and six months ended June 30, 2002, gross margins for the quarter ended June 30, 2002 improved on a year over year basis from 44% to 47%, and gross margins for the six months ended June 30, 2002 and 2001 remained at 47% as a result of these cost savings.

Global Services

        Global Services Solutions Group consists primarily of QRS Retail Intelligence Services; QRS Professional Services and maintenance, including implementation and post-contract support services for licensed software applications; and, in 2001, Tradeweave Digital Photography. We discontinued Tradeweave Digital Photography services in September 2001 due to underperformance.

        Global Services revenues increased for the three and six months ended June 30, 2002, compared to the same periods in 2001, attributable to growing demand for QRS Retail Intelligence Services and increased QRS Professional Services associated with ongoing implementations of Enterprise Software Applications products sold in prior periods. This increase was offset to some extent by the decline in QRS Digital Photography revenues due to discontinuance of this service in September 2001. Given the recent decline in Enterprise Software Application sales, QRS Professional Services revenues may decline in future quarters.

        QRS Retail Intelligence Services revenues of $5.2 million and $10.1 million during the three and six months ended June 30, 2002 increased 40% and 45%, respectively, over the comparable periods in 2001 and represented 70% of total Global Services revenues in both periods. While an increasing percentage of total QRS Retail Intelligence Services revenues was generated by Kmart, which filed for Chapter XI bankruptcy protection in January 2002, the majority of the increase in revenues was attributable to customers other than Kmart.

        Subsequent to its Chapter XI filing, Kmart has reduced its usage of QRS Retail Intelligence Services, and at this time it is uncertain whether Kmart will return to historical usage levels. Due to the uncertainty regarding the probability and timing of collection on our outstanding receivables from Kmart, we elected to sell $1.9 million in outstanding pre-petition Kmart receivables to a third party for total cash proceeds of $0.6 million. Such proceeds, previously included in deferred revenue, were recognized as revenue during the second quarter of 2002. We have continued to provide services to Kmart since its Chapter XI filing for which we are paid on a current basis subject to bankruptcy court supervision.

        Cost of revenues for Global Services consists primarily of salary and related costs for data-collecting field personnel, software application consultants, and technical support personnel for our licensed software applications. Cost of revenues during the three and six months ended June 30, 2002 included $0.2 million of severance expenses. Gross margins for Global Services were 15% in the second quarter of 2002, up from the 6% margins recognized in the first quarter of 2002 and the second quarter of 2001. The improvement in margin is largely attributable to the one-time sale of the Kmart receivable.

        We are actively working to improve the long-term gross margins of the Global Services Solution Group. We are pursuing sales of Software Applications that involve higher levels of Professional Services and maintenance revenues as well as additional follow-on Professional Services opportunities with existing customers in order to improve the utilization of the team. We are also examining ways to grow QRS Retail Intelligence Services gross margins.

Operating Expenses

        The following table sets forth our operating expenses and the related percentages of our total revenues by sales and marketing, service and product development, and general and administrative for the three and six months ended June 30, 2002 and 2001 (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2002	% of Revenues	2001	% of Revenues	2002	% of Revenues	2001	% of Revenues
Operating expenses:
Sales and marketing	$7,673	22%	$7,299	20%	$16,654	24%	$14,792	20%
Service and product development	4,031	12	3,269	9	7,911	11	6,474	9
General and administrative	5,664	16	5,992	16	12,182	17	12,172	17

Operating expenses before amortization of intangible assets and restructuring expenses	17,368		16,560		36,747		33,438
Amortization of other intangible assets	872	2	3,514	9	1,744	3	6,497	9
Amortization of goodwill	—	—	4,347	12	—	—	8,563	12
Restructuring expenses	—	—	810	2	—	—	3,083	4

Total operating expenses	$18,240	52%	$25,231	68%	$38,491	55%	$51,581	71%

Overview

        Operating expenses before amortization of intangible assets and restructuring expenses increased for the three and six months ended June 30, 2002, compared to the same periods in 2001, due primarily to additional service and product development and sales and marketing costs. When compared to the quarter ended March 31, 2002, total operating expenses before amortization of intangible assets and restructuring expenses decreased $2.0 million, primarily in the general and administrative and sales and marketing areas. Total operating expenses during the three and six months ended June 30, 2002 included $0.4 million and $1.5 million in severance, respectively, compared to $0.1 million for the three and six months ended June 30, 2001. In addition, the three and six month periods ended June 30, 2001 included restructuring expenses of $0.8 million and $3.1 million, respectively, which included severance of $0.1 million and $1.6 million, respectively.

        As illustrated in the above table, total operating expenses of 52% and 55% of total revenues for the three and six months ended June 30, 2002 were down from the 68% and 71% in the comparable periods in the prior year. With overall gross margins currently at 45%, we are focused on both improving overall gross margins and reducing operating expenses. It is our intention that as we reduce overall operating expenses, we will commit a larger portion of our total expenditures to service and product development and sales and marketing.

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of personnel and related costs in our sales and marketing organizations as well as the costs of various marketing programs. At June 30, 2002, we had 103 full-time employees in our sales and marketing groups, compared to 99 at June 30, 2001 and 103 at March 31, 2002. Our expenses in this area increased in total and as a percentage of revenues for both the three and six months ended June 30, 2002, primarily due to investments made in hiring key marketing personnel, the contractual relationship with MAGIC International referred to in the Management Discussion of Software Applications, and severance of $0.1 million and $0.8 million for the three and six months ended June 30, 2002, respectively. Second quarter sales and marketing expenses declined by $1.3 million from $9.0 million in the first quarter of 2002 to $7.7 million, due to one-time costs in the first quarter of 2002 related to timing of training and marketing events, severance and consulting costs.

Service and Product Development Expenses

        Service and product development expenses consist primarily of personnel and equipment costs related to research, development and enhancements of our enterprise software and hosted software applications, QRS Exchange's Web Forms solution, and other software for internal use at our QRS Exchange Managed EC outsourcing centers. At June 30, 2002, we had 94 full-time employees in our service and product development groups, compared to 93 at June 30, 2001 and 88 at March 31, 2002.

        Total service and product development expenses are net of capitalized costs related to personnel to develop and enhance existing products, primarily QRS Catalogue. A recent thorough examination of the QRS Catalogue platform revealed several preventative maintenance related items that will be remedied by the re-allocation of existing resources. Capitalized costs totaled $0.5 million and $0.8 million for the three months ended June 30, 2002 and 2001, respectively, and $0.7 million and $1.5 million for the six months ended June 30, 2002 and 2001, respectively. After adding back the capitalized amounts, expenditures for service and product development activities were $4.5 million (which included $0.3 million of severance) and $4.0 million for the three months ended June 30, 2002 and 2001, respectively, and $8.6 million (which included $0.6 million of severance) and $8.0 million for the six months ended June 30, 2002 and 2001, respectively.

General and Administrative Expenses

        General and administrative expenses consist primarily of the personnel and related costs of our administrative organizations, as well as professional fees and other costs. At June 30, 2002, we had 68 full-time employees in our general and administrative groups, compared to 66 at June 30, 2001 and 65 at March 31, 2002. The increase in headcount and the overall decline in total general and administrative expenses of $0.3 million, or 5%, during the second quarter of 2002, compared to the second quarter of 2001, was due primarily to the transition to salaried positions of certain functions that were previously outsourced. General and administrative expenses declined by $0.9 million, or 13%, from the $6.5 million recorded in the first quarter of 2002, due primarily to a reduction in severance ($0.1 million in the first quarter), recruiting, and other general expenses.

        During the first half of 2002, under the leadership of our new executive team, we focused on reducing costs and improving operational efficiencies in our administrative functions in order to execute our plan to return to profitability. For example, during the second quarter of 2002, we implemented a new benefits plan for all employees that resulted in improved choice for employees and lower cost for the Company. We also began a process of regular assessments and enhancements of our internal controls environment. As a result of this ongoing process, we implemented new internal control procedures and improved operational efficiencies during the first six months of 2002. We will continue to evaluate and improve our internal control procedures on an ongoing basis.

        During the second half of 2002, we will continue to maintain a strong focus on reducing costs. However, as we continue to assess and enhance our internal controls and as we comply with the new requirements of the Sarbanes-Oxley Act and related regulatory initiatives and rules, we expect to incur additional personnel and professional fees.

Amortization of Intangible Assets

        We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002 (see Note 3 to the condensed consolidated financial statements). In accordance with SFAS No. 142, we ceased the amortization of goodwill beginning in January 2002. Amortization of goodwill was $4.3 million and $8.6 million for the three and six months ended June 30, 2001, respectively. Amortization of other intangible assets for the quarters ended June 30, 2002 and 2001 was $0.9 million and $3.5 million, respectively. Amortization of other intangible assets for the six months ended June 30, 2002 and 2001 was $1.7 million and $6.5 million, respectively. The decrease in amortization of other intangible assets resulted primarily from our recognition of impairment loss during the fourth quarter of 2001, timing of acquisition of businesses, and our cessation of the amortization of acquired workforce effective January 1, 2002 in accordance with SFAS No. 142.

Restructuring Expenses

        On February 6, 2001, we announced a reorganization plan that included the full integration of the operations of QRS and Tradeweave and an alignment of our organization with a single go-to-market strategy focused on enhanced efficiencies within QRS. In connection with the implementation of the February 2001 reorganization, we recorded restructuring expenses of $4.3 million during the year ended December 31, 2001, of which $0.8 million and $3.1 million, respectively, were recorded during the three and six months ended June 30, 2001, comprised of severance of $0.1 million and $1.6 million, respectively; and accelerated stock-based compensation of $0.3 million and $0.5 million, respectively for 77 involuntary terminations throughout QRS; and facilities closure expense of $0.4 million and $1.0 million, respectively. The remaining restructuring expenses of $1.2 million recorded during the year ended December 31, 2001 related to the February 2001 reorganization were facilities closure costs that resulted primarily from adjustments made to our previous estimate of facilities closure expense due to declining real estate market conditions in San Francisco.

        During September 2001, we discontinued our Tradeweave Digital Photography service due to underperformance. As a result, we recorded restructuring expenses of $3.0 million during the year ended December 31, 2001, comprised of severance of $0.1 million for 17 involuntary terminations in the Tradeweave Digital Photography Group, and facilities closure expense of $2.9 million.

        Additionally, during the fourth quarter of 2001, we restructured our operations, which included the realignment and eliminations of certain of our products and services, the elimination of full-time positions and the consolidation of real estate. As a result, we recorded restructuring expenses of $12.0 million during the year ended December 31, 2001, comprised of severance of $2.0 million for 69 involuntary terminations throughout QRS, and facilities closure expense of $10.0 million.

        In summary, we recognized a total of $19.3 million of restructuring expenses during the year ended December 31, 2001, comprised of $3.7 million of severance, $0.5 million of accelerated stock-based compensation and $15.1 million of facilities closure expense.

        As of June 30, 2002, the accrued liability related to our business restructuring was $13.5 million, comprised of severance of $1.1 million and facilities closure expense of $12.4 million. We expect to pay the severance liability of $1.1 million (included in accrued compensation) in full by June 30, 2003. We expect to pay $3.5 million related to facilities closure during the next 12 months and $8.9 million from July 1, 2003 through June 30, 2011.

Interest Income

        Interest income consists primarily of interest earned on cash, cash equivalents and marketable securities available-for-sale. Interest income decreased from $0.3 million in the second quarter of 2001 to $0.2 million in the second quarter of 2002. Despite higher invested balances during the second quarter of 2002, compared to the second quarter of 2001, a decrease in investment yields accounted for the lower interest income in the second quarter of 2002.

Liquidity and Capital Resources

        Cash, cash equivalents and marketable securities available-for-sale increased from $38.6 million at December 31, 2001 to $39.7 million at June 30, 2002. Working capital decreased from $25.7 million at December 31, 2001 to $23.0 million at June 30, 2002. The decrease in working capital resulted primarily from a decrease in accounts receivable and an increase in the current portion of note payable. We improved our days sales outstanding from 59 days at June 30, 2001 to 50 days at June 30, 2002, which is essentially flat compared to the 49 days reported at March 31, 2002.

        Total assets decreased from $93.9 million at December 31, 2001 to $90.4 million at June 30, 2002 primarily due to recurring depreciation and amortization of property and equipment, capitalized service and product development costs and other intangible assets. Total liabilities increased from $47.2 million at December 31, 2001 to $48.0 million at June 30, 2002, which includes $1.9 million in a note payable to IBM associated with our agreement to license IBM's CrossWorlds enterprise applications integration tool enabling customers to better integrate QRS software applications.

        Although we expect total cash, cash equivalents and marketable securities available-for-sale to decline during the third quarter of 2002 from the balances at June 30, 2002, due primarily to anticipated payments on outstanding accounts payable obligations and real estate and severance accruals, management believes that the cash, cash equivalents, and marketable securities available-for-sale at June 30, 2002 and cash anticipated to be generated from future operations will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. If we require additional capital resources to grow our business, execute our operating plans or acquire new or complementary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities. Any additional equity financing may be dilutive to our stockholders, and debt financing may involve restrictive covenants and increase our leverage. However, we cannot be certain that additional funding will be available on acceptable terms or at all. We have no plans to pay dividends with respect to our common stock in the foreseeable future.

        As of June 30, 2002, we have outstanding Board of Directors authorization to repurchase approximately $8 million of our common stock in both open market and block transactions. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the Employee Stock Purchase Plan. Management continues to evaluate the appropriateness of additional share buy backs under the existing program.

        During 2001 and the six month period ended June 30, 2002, a significant portion of our cash inflows was generated by our operations. If our operating results fluctuate significantly as a result of decreases in customer demand or decreases in acceptance of our future products, our ability to generate positive cash flow from operations would be jeopardized.

        At June 30, 2002, future payments under contractual arrangements are as follows (in thousands):

	Minimum Lease Commitments(1)	Deferred Acquisition Payment(2)	Accrued Compensation (including severance)	Vendor Commitments(3)
2002 (remaining 6 months)	$4,213	$2,500	$2,985	$7,727
2003	8,241	—	451	1,654
2004	7,393	—	—	289
2005	5,916	—	—	—
2006	5,652	—	—	—
2007 & thereafter	21,295	—	—	—

Total	$52,710	$2,500	$3,436	$9,670

(1)
Includes minimum lease commitments for vacant facilities that are available for sublease. Receipt of these sublease payments has not been included. Table also includes operating lease commitments for facilities in use and other equipment, as well as capital lease obligations.

(2)
Represents accrued acquisition payment in connection with the Image Info merger agreement.

(3)
Represents the remaining obligations as of June 30, 2002 under (a) the IBM VAN and related services contract that was scheduled to expire December 31, 2002 (see Note 9 to the condensed consolidated financial statements), (b) the note payable to IBM CrossWorlds (see Note 7 to the condensed consolidated financial statements), and (c) the contract with Advanstar (see Note 9 to the condensed consolidated financial statements).

Stock Options

        As illustrated in the table included in Note 8 to the condensed consolidated financial statements, outstanding stock options increased from 3.2 million to 3.4 million during the six month period ended June 30, 2002. This increase resulted from option grants to the new management team, reduced by options that were canceled when former employees elected not to exercise these options within the specified exercise period as provided in our stock option plans. These canceled stock options become available for future issuances under our stock option plans.

RISKS AND UNCERTAINTIES RELATING TO OUR BUSINESS

        An investment in our common stock involves risks and uncertainties. Investors evaluating us and our business should carefully consider the factors described below and all other information contained in our most recently filed Annual Report on Form 10-K/A (Amendment No. 1) before purchasing our common stock. Any of the following factors could materially harm our business, operating results and financial condition, as well as additional factors and uncertainties not currently known to us or that we currently consider immaterial. Investors could lose all or part of their investment as a result of these factors.

The economic slowdown and changes in the retail industry make our future operating results uncertain.

        Historically, we have generated all of our revenues from the sale of products and services to the retail industry. The retail industry is experiencing a marked slowdown that we believe has been caused by the general economic downturn since 2000, continued negative effects of the terrorist attacks on

September 11, 2001, and uncertain global, military and economic factors. We believe that these economic conditions and increased competition are negatively impacting the industry and our customers' ability and willingness to pay for our products and services. These adverse conditions continue to negatively impact our ability to sell our products and services to existing and potential customers in the retail industry.

        In January 2002, one of our largest customers, Kmart, filed for bankruptcy. In addition, we believe that the retail industry is consolidating. Moreover, we expect that retailers will attempt to reorganize their operations by reducing the number of their subsidiary organizations. Such industry consolidation and such retailer reorganizations could reduce the number of our trading partnerships which, under our present pricing structure, would reduce net sales in future periods and could have a material adverse effect on our business, financial condition and results of operations.

        In addition, the licensing of our Enterprise Software Applications involves substantial capital expenditures by our retail customers. As a result of the economic slowdown in the retail industry, we believe that our current and potential retailer customers have been and will be less likely to make such capital expenditures. Unless the retail industry recovers from its current economic slowdown, our business, operating results and financial condition may continue to suffer materially. Even if conditions in the retail industry do improve, the extended economic downturn may have changed purchasing preferences for software products in ways that we cannot predict.

We have experienced significant losses in recent fiscal periods and may continue to experience losses in the foreseeable future.

        We have recently incurred significant losses, including net losses of $173.3 million and $5.6 million for the year ended December 31, 2001 and the six months ended June 30, 2002, respectively. A substantial amount of these losses for 2001 were in connection with non-cash charges relating to the impairment of intangible assets, including technology and goodwill, acquired through our acquisitions in recent years of RockPort, Image Info, and Retail Data Services, as well as our acquisition of the outstanding minority interest of Tradeweave. We may continue to incur non-cash charges related to the impairment of other intangible assets, as well as non-cash charges related to stock compensation. Further impairment of intangible assets could occur, since the revenue and income potential of some of our services and products are unproven and some of the markets we are addressing are in the early stages of development. There can be no assurance that new services and products introduced by us will gain market acceptance, or that new technologies or business methods will not be developed that replace or reduce the importance of our current offerings, and thus there can be no assurance that we will not need to take additional material impairment losses.

We have recently experienced significant changes in our senior management team.

        In recent years we have experienced significant turnover in our management team. Our current President and Chief Executive Officer joined us in October 2001, and our current Chief Financial Officer joined us in January 2002. Other members of management have also joined us only recently, and the team as a whole has had a very limited time to work together. A number of executives have also left the business. Our success depends upon the performance of our executive officers and other key employees and the ability of our management team to work together effectively. There can be no assurance that the management team will be able to work together effectively, that we can continue to retain or recruit necessary additional personnel, or that such new personnel will be efficiently integrated or be adequate for our current or future operations.

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

        Our product development and testing efforts have required, and are expected to continue to require, substantial investments. We may not possess sufficient resources to continue to make the necessary investments in technology. In addition, we may not successfully identify new software applications or bring new software to market in a timely and efficient manner. If we are unable to develop and introduce new and enhanced software in a timely manner, we may lose existing customers to our competitors and fail to attract new customers, which may adversely affect our performance and results of operations.

Our business is marked by substantial price competition.

        The changed technological landscape and the desire of companies to obtain market share has resulted in substantial price competition, particularly in our traditional EDI services market. This competition has caused us from time to time to reduce prices on these services. We expect that as the retail industry continues to adopt existing and new information technologies, competition and pricing pressures will increase. If we were forced to effect further price reductions in connection with such increased competition, such reductions would reduce net sales in future periods to the extent not offset by increased unit sales or other factors. Price reductions in response to competitive pressures could have a material adverse effect on our business, financial condition and results of operations.

The market for business-to-business electronic commerce services in the retail industry is intensely competitive.

        Numerous other companies participate in the supply chain management industry generally. Many of our competitors and potential competitors have longer operating histories, greater brand recognition, larger customer bases and greater financial and other resources with which to improve and aggressively market their products. A number of our competitors are now under new ownership. We cannot presently predict the impact of such changed ownership on how these entities may compete with us in the future. In addition, some larger potential customers have chosen to develop their own supply chain management systems internally rather than to utilize the service and product offerings of external providers. All of these competitive factors may adversely affect our business.

We have experienced difficulty in effectively integrating and managing acquired companies and their products.

        In 2000, we acquired two companies whose products included software applications. In early 2001, we acquired the minority interest of our subsidiary, Tradeweave, and integrated its operations into ours. In September 2001, we shut down the Digital Photography line of business, which had been acquired through our acquisition of Image Info in January 2000. We have limited experience in integrating and managing acquired companies and selling products such as software applications and related services. We cannot assure you that we will be successful in fully integrating the acquired companies and their products into our business and financial model. Moreover, certain of our service and product offerings include many services and products that do not fit in our traditional network-based recurring revenue business model.

We may continue to enter into mergers in order to expand our operations.

        We may choose to continue to expand our operations or market presence through mergers, acquisitions, joint ventures or other strategic alliances with third parties. There are a number of risks associated with such transactions, such as the difficulty of assimilating the operations, technology and personnel of the combined companies; the potential disruption of our ongoing business; the diversion of attention of management; the inability to retain key technical and managerial personnel; additional expenses associated with the amortization or impairment of acquired intangible assets; the potential assumption of additional debt, and/or an issuance of equity, which could be dilutive to existing stockholders; the maintenance of uniform standards, controls and policies; and the impairment of relationships with existing employees and customers. There can be no assurance that we will be successful in overcoming these risks or any other potential problems encountered in connection with such mergers or similar transactions, or that such transactions would not have a material adverse effect on our business, financial condition and results of operations.

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

Because our products and services are complex and perform mission-critical functions, we are vulnerable to product defect and product-related claims.

        Our software products are complex and perform critical functions for our customers, and consequently carry inherent risks. For example, our software products may contain undetected errors or failures when first introduced or as new versions are released. The possibility for program errors and failures may increase due to factors including the use of new technologies, the integration of third party software, or the need for more rapid product development that is characteristic of the software market. We undergo pre-release product testing by our current and potential customers to minimize risks, and our customer license agreements typically contain provisions designed to limit our exposure to potential claims related to our products. Nevertheless, such provisions may not always be enforced or enforceable in the various legal jurisdictions in which we operate. There can be no assurance that any errors or failures by our products and services will not subject us to substantial product-related claims.

We are dependent on the IBM Value-Added Network and IDDX service.

        Pursuant to a new contract with IBM that expires on June 30, 2005, we use the IBM VAN as the network platform over which we provide customers with most of our QRS Exchange products and services. We depend on the IBM VAN for a substantial part of our revenues. Under this new contract, we also will offer the IBM Internet Data and Document Exchange (IDDX) service, an IP-based transaction network allowing for real-time information exchange over the Internet. Upon the expiration of our contract with IBM, in the event that IBM decides to increase the prices that it charges us, or reduces the amount of discounts or allowances we currently receive, and we are not able to pass along such increased costs charges to our customers, our business, financial condition and results of operations could be materially adversely affected. In addition, pursuant to the IBM contract, we will pay fees to IBM based upon the amount of our use of its network services subject to specified minimums. If our use of the network services declines, our gross margins will decrease, thereby also adversely affecting our business and operating results.

        Because we have no right to control the maintenance and operation of either the IBM VAN or IDDX, we are subject to decisions that adversely affect the operation of the VAN and the IDDX service and thus on our business and results of operations. In addition, if IBM becomes unable or unwilling to provide VAN or IDDX services, we would either have to provide these services directly or arrange for another third party to provide such services. We cannot assure you that we would be able to do so on a timely basis, if at all, or that the costs of any such arrangements would not materially adversely affect our business and results of operations. Disruption or unavailability of the IBM VAN or IDDX service may have a material adverse effect on our business, results of operations and financial condition.

        IBM and AT&T, to whom IBM sold its Global Network and corporate networking business in April 1999, are free to compete against us, and we cannot assure you that either of them will not choose to compete with us in the future. If AT&T or any other entity markets the IBM VAN or IDDX services to the retail industry or directly to our customers, or permits one or more of our competitors to use and remarket the IBM VAN or IDDX services to the retail industry, it could adversely affect our business, financial condition and results of operations.

Damage to our data center facility could have a material adverse effect on our business and results of operations.

        Our data center is located in a single facility and we have no present intention of establishing an additional data center in a separate location. Notwithstanding the precautions we have taken to protect ourselves and our customers from delivery interruption events, we cannot assure you that a fire, earthquake, or other natural disaster affecting the data center would not disable our computer system. Any significant damage to our data center, or disruption of its connectivity to the IBM VAN, IDDX service and the AT&T network, could have a material adverse effect on our business, financial condition and results of operations.

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

        We are a Delaware corporation. The Delaware General Corporation Law and our bylaws and certificate of incorporation contain certain provisions that may make a change in control of our company more difficult or prevent the removal of incumbent directors. For example, our certificate of incorporation provides for a classified Board of Directors and our bylaws and certificate of incorporation allow our Board of Directors to expand its size and fill any vacancies without stockholder approval. In addition, our stockholders are not entitled to call a meeting or to act by written consent. Furthermore, our Board of Directors has the authority to issue preferred stock and to designate voting rights, dividend rates and privileges of the preferred stock, all of which may be senior to the rights of the common stockholders. Our Board of Directors is continuing to evaluate the sufficiency of our present anti-takeover provisions.

Our stock price may fluctuate substantially.

        The market price of our common stock has fluctuated significantly since the initial public offering of our common stock in August 1993 and could be subject to significant fluctuations in the future based on any number of factors, such as announcements of new services by us or by our competitors; fluctuations in our quarterly financial results or our competitors'; changes in analysts' estimates of our financial performance or our failure to meet these estimates; changes in categorization of our stock (e.g., value vs. growth) by third parties; conditions in the Internet commerce, retail information service, and high technology industries generally; and conditions in the financial markets generally. We cannot assure you that the market price of our common stock will not continue to experience significant fluctuations in the future.

Failure to improve our infrastructure may adversely affect our business.

        We need to continue to implement and maintain a variety of operational, financial and management information systems, procedures and controls. The enactment of the Sarbanes-Oxley Act of 2002 and final and anticipated Securities and Exchange Commission regulations in 2002 will require us to devote additional resources to our operational, financial and management information systems, procedures and controls to ensure our continued compliance with current and future laws and regulations. Failure to implement and maintain appropriate operational, financial and management information systems, procedures and controls could have a material adverse effect on our business, results of operations and financial condition.

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

        The table below presents principal amounts and related weighted average interest rates due by date of maturity for the marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At June 30, 2002, the weighted average maturity of the marketable securities portfolio was 257 days.

	Maturity 2002	Maturity 2003	Maturity 2004	Total	Fair Value at June 30, 2002
	(Amounts in thousands)
Municipal Agencies	$3,752	$1,000	$502	$5,254	$5,265
Corporations	2,612	1,189	—	3,801	3,784

Total	$6,364	$2,189	$502	$9,055	$9,049

Weighted average interest rate	3.80%	5.23%	3.73%	4.14%	4.14%

Foreign Currency Risk

        We have no significant investments outside the United States of America and do not have material transactional foreign currency risk because less than 5% of our billings are in a currency other than the U.S. dollar. We have no significant hedging activity.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On September 22, 2000, Gladson and Associates, Inc. filed a complaint for damages, injunctive relief and declaratory relief against us in Contra Costa County Superior Court. On March 12, 2002, the parties reached a confidential tentative settlement of the action through voluntary mediation. We thereafter concluded a final settlement with Gladson and paid the agreed settlement amount, which we consider immaterial, in April 2002. The action has been dismissed by the Court.

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

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of stockholders was held on May 14, 2002 to consider and vote upon three matters. The first matter related to the election of two director nominees, Elizabeth A. Fetter and Patrick S. Jones, to serve a three-year term ending in 2005 and to the election of another director, Peter R. Johnson, to serve a one-year term ending in 2003. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
Elizabeth A. Fetter	13,670,898	479,319
Patrick S. Jones	13,658,898	491,319
Peter R. Johnson	13,565,221	584,996

        The second matter related to the approval of an amendment to and restatement of the QRS Corporation 1993 Stock Option/Stock Issuance Plan to increase the number of shares of common stock authorized for issuance thereunder by 750,000, bringing the total shares issuable thereunder to 6,200,000. 8,450,437 votes were cast for approval, 5,630,042 were cast against, and there were 69,738 abstentions.

        The third matter related to the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2002. 14,026,620 votes were cast for ratification, 117,149 were cast against, and there were 6,448 abstentions.

        Based on these voting results, each of the directors nominated was elected and the second and third matters were passed.

Item 5. Other information

        Company Director John Dougall's adult son, Martin Dougall, an employee of the Company as Director of Engineering, earned an amount in excess of $60,000 in 2001. Martin Dougall continues to be an employee of the Company. As a consequence of this relationship, and taking into account the proposed independence standards of NASDAQ and SEC regulations, the Board of Directors is currently reviewing appropriate steps to ensure ongoing compliance with applicable rules and corporate "best practices" generally. The Company is targeting completion of this review and adoption of appropriate changes by the end of 2002.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit Number	Description
10.33	Promissory Note, dated May 22, 2002, by Jack C. Parsons, Jr. in favor of the Company.
10.34	Separation Agreement and Release, dated March 8, 2002, between the Company and Vince Morris.
10.35	Separation Agreement and Release, dated May 8, 2002, between the Company and Sean Salehi.
10.36	Consulting Agreement, dated as of May 14, 2002, between the Company and Tania Amochaev.
10.37	Transition Agreement and Waiver of Claims, dated as of May 15, 2002, between the Company and John S. Simon.
10.38	Separation Agreement and Release, dated June 7, 2002, between the Company, James Killough, and Hunting and Killough.
10.39	Compromise Agreement, dated June 25, 2002, between the Company and Brian Marsden.

B. Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

QRS CORPORATION
August 14, 2002	/s/ JOHN C. PARSONS, JR. John C. Parsons, Jr. Senior Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

QuickLinks

QRS CORPORATION FORM 10-Q INDEX
QRS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2002 AND DECEMBER 31, 2001 (Dollars in thousands, except share and per share amounts) (Unaudited)
QRS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Dollars in thousands, except share and per share amounts) (Unaudited)
QRS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2002 and 2001 (Dollars in thousands) (Unaudited)
QRS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIGNATURES