Form 10-Q
period 2002-09-30
QRS CORP
filed 2002-11-14
CIK 906551

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-21958

QRS Corporation
(Exact name of registrant as specified in its charter)

Delaware	68-0102251
(State of incorporation)	(I.R.S. Employer Identification No.)
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

YES ☒    NO ☐

        As of November 7, 2002, 15,803,340 shares of the issuer's common stock, par value $.001 per share, were outstanding.

QRS CORPORATION
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QRS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$31,381	$28,911
Current portion of marketable securities available-for-sale	4,310	7,496
Accounts receivable—net of allowance for doubtful accounts of $1,786 at September 30, 2002 and $2,041 at December 31, 2001	17,505	22,178
Prepaid expenses and other	3,448	2,514
Income taxes receivable	—	125

Total current assets	56,644	61,224

Property and equipment:
Furniture and fixtures	1,913	2,506
Equipment	16,652	18,739
Leasehold improvements	2,731	2,216

	21,296	23,461
Accumulated depreciation and amortization	(12,419)	(11,923)

Total property and equipment	8,877	11,538

Marketable securities available-for-sale	1,699	2,215
Capitalized service and product development costs—net of accumulated amortization of $10,396 at September 30, 2002 and $8,748 at December 31, 2001	2,253	2,838
Goodwill	1,113	1,113
Other intangible assets—net of accumulated amortization of $14,399 at September 30, 2002 and $11,783 at December 31, 2001	10,726	13,342
Other assets	3,275	1,658

Total assets	$84,587	$93,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,544	$11,914
Accrued compensation	8,831	7,452
Accrued vacation	2,371	2,095
Deferred acquisition payments	2,500	2,500
Deferred revenue	2,797	3,593
Current portion of sublease loss accruals related to business restructuring	2,820	3,820
Other accrued liabilities	4,169	4,140
Current portion of note payable	1,002	—

Total current liabilities	32,034	35,514

Sublease loss accruals related to business restructuring	6,900	10,602
Note payable	609	—
Deferred rent and other	2,132	1,103

Total liabilities	41,675	47,219

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $.001 par value; 60,000,000 shares authorized; 15,980,383 shares issued and 15,749,283 shares outstanding at September 30, 2002; and 15,841,854 shares issued and 15,616,529 shares outstanding at December 31, 2001	251,651	251,752
Deferred compensation	(193)	(1,710)
Treasury stock: 231,100 shares at September 30, 2002 and 225,325 shares at December 31, 2001	(5,548)	(5,530)
Accumulated other comprehensive earnings (loss):
Unrealized gain on marketable securities available-for-sale	21	34
Cumulative translation adjustments	(182)	(36)
Accumulated deficit	(202,837)	(197,801)

Total stockholders' equity	42,912	46,709

Total liabilities and stockholders' equity	$84,587	$93,928

See notes to condensed consolidated financial statements.

QRS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Software Applications	$8,649	$8,972	$27,399	$29,512
Trading Community Management	18,753	19,955	56,133	61,150
Global Services	6,138	6,874	20,541	17,902

Total revenues	33,540	35,801	104,073	108,564

Cost of revenues:
Software Applications	2,445	3,845	8,894	12,049
Trading Community Management	9,600	10,793	29,271	32,494
Global Services	5,465	8,294	18,316	18,429

Total cost of revenues	17,510	22,932	56,481	62,972

Gross profit	16,030	12,869	47,592	45,592

Operating expenses:
Sales and marketing	5,928	7,488	22,582	22,280
Service and product development	3,514	2,870	11,425	9,344
General and administrative	5,296	4,629	17,478	16,801
Amortization of other intangible assets	872	3,501	2,616	9,998
Amortization of goodwill	—	4,347	—	12,910
Restructuring expenses	—	2,139	—	5,222
Impairment loss	—	8,909	—	8,909

Total operating expenses	15,610	33,883	54,101	85,464

Operating income (loss)	420	(21,014)	(6,509)	(39,872)
Interest income	189	337	583	1,045
Interest expense	(54)	—	(108)	—

Income (loss) from operations before income taxes	555	(20,677)	(6,034)	(38,827)
Income tax benefit	—	(5,517)	(998)	(6,687)

Net income (loss)	$555	$(15,160)	$(5,036)	$(32,140)

Other comprehensive income (loss)—
Unrealized gain (loss) on marketable securities available-for-sale	27	49	(13)	(78)
Change in cumulative translation adjustments	(217)	73	(146)	(46)

Total comprehensive income (loss)	$365	$(15,038)	$(5,195)	$(32,264)

Basic net earnings (loss) per share	$0.04	$(0.98)	$(0.32)	$(2.10)

Shares used to compute basic net earnings (loss) per share	15,748,712	15,503,379	15,696,153	15,295,461

Diluted net earnings (loss) per share	$0.04	$(0.98)	$(0.32)	$(2.10)

Shares used to compute diluted net earnings (loss) per share	15,772,880	15,503,379	15,696,153	15,295,461

See notes to condensed consolidated financial statements.

QRS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,036)	$(32,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,922	5,917
Amortization of capitalized service and product development costs	1,648	3,299
Amortization of software licenses and other	871	137
Amortization of goodwill	—	12,910
Amortization of other intangible assets	2,616	9,998
Stock-based compensation	516	1,707
Provision for allowance for doubtful accounts	586	1,495
Loss from disposal of property and equipment	783	—
Deferred income taxes	—	(6,687)
Impairment loss	—	10,930
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	4,087	327
Prepaid expenses and other	(770)	(796)
Income taxes receivable	125	3,136
Accounts payable	(4,370)	2,317
Deferred revenue	(796)	476
Sublease loss accruals related to business restructuring	(4,702)	—
Other accrued liabilities	1,705	1,863
Deferred rent and other	658	1,425

Net cash provided by operating activities	1,843	16,314

Cash flows from investing activities:
Sales and maturities of marketable securities available-for-sale	7,317	14,086
Purchases of marketable securities available-for-sale	(3,627)	(17,993)
Purchases of property and equipment	(1,824)	(2,058)
Capitalization of service and product development costs	(1,063)	(2,418)
Other assets	(246)	(623)
Payments of deferred acquisition payments	—	(3,500)
Payments of transaction costs related to acquisitions	—	(1,398)

Net cash provided by (used in) investing activities	557	(13,904)

Cash flows from financing activities:
Proceeds from employee stock purchase plan issuance	296	—
Exercise of stock options	604	98
Repurchase of common stock	(18)	—
Payments on note payable	(489)	—
Payment of capital lease obligation	(200)	—

Net cash provided by financing activities	193	98

Effect of exchange rate on cash and cash equivalents	(123)	—

Net increase in cash and cash equivalents	2,470	2,508
Cash and cash equivalents at beginning of period	28,911	15,372

Cash and cash equivalents at end of period	$31,381	$17,880

Cash paid for:
Taxes	$78	$—
Interest	$82	$—
Noncash investing activities:
Property and equipment acquired through capital lease	$550	$—
Disposal of fully depreciated assets	$1,387	$108
Noncash financing activities:
Note payable exchanged for software licenses	$2,100	$—
Fair value of common stock issued	—	3,847
Fair value of stock options assumed	—	1,044
Fair value of warrants issued	—	1,372
Fair value of restricted stock awarded	—	3,927
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

QRS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    GENERAL

        We have been building, automating and managing retail trading relationships through innovative software applications and services since 1988. Today, we are an established leader in providing collaborative commerce solutions for the retail supply chain. We offer scalable trading community connectivity; product content management; real-time, synchronized transaction delivery; and Web-enabled sourcing and procurement. With our collaborative commerce solutions, retail industry customers can communicate electronically with other entities in their supply chain, drive process efficiency, and save money.

        We market our products and services in three Solutions Groups: Software Applications, Trading Community Management, and Global Services. Our Software Applications allow for automated data synchronization, collaborative sourcing and supply, financial order management, international logistics and customs management, collaborative planning and merchandising. Our Software Applications include both enterprise applications installed on customers' computer systems as well as hosted applications installed on our computer systems that are accessed by our customers for a fee. Our Trading Community Management solutions allow retailers and their trading partners to exchange electronic business documents (such as purchase orders, invoices and advanced shipping notices), as well as collaborative business processes, which enable these electronic business documents to be integrated with trading partners' accounting and inventory systems. Our Global Services include the collection, analysis and delivery of information, such as store level pricing and operational merchandising metrics, for use by vendors and retailers in strategic and tactical decision-making; software implementation and integration services; and technical support and training services for our various offerings.

        We have prepared the condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations and comprehensive income (loss) and the condensed consolidated statements of cash flows for the three and nine months ended September 30, 2002 and 2001, without audit. In the opinion and to the knowledge of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 2001 is derived from our audited consolidated financial statements as of that date.

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

        The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results anticipated for any other interim period or for the full year.

        Certain reclassifications have been made to the financial information reported in 2001 to conform to the 2002 presentation. In addition, cost of revenues, sales and marketing, service and product development and general and administrative expenses for the three and nine months ended September 30, 2001 have been reclassified to separately present restructuring expenses and impairment losses.

Recent Accounting Pronouncements

        In November 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "FASB") issued EITF 01-14, "Income Statement Characterization of Reimbursements of "Out-of-pocket" Expenses Incurred," which states that reimbursed out-of-pocket expenses should be recorded as revenues and cost of revenues in fiscal periods commencing after December 15, 2001. We adopted the provisions of EITF 01-14, effective January 1, 2002. Our adoption of EITF 01-14 resulted in higher revenues and cost of revenues of $0.2 million for the quarter ended September 30, 2002 and $0.6 million for the first nine months of 2002. The higher revenues and cost of revenues totaling $0.2 million for the quarter ended September 30, 2001 and $0.3 million for the first nine months of 2001 resulted from reclassifications made to conform to the 2002 presentation.

        In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. We adopted SFAS No. 144, effective January 1, 2002, and our adoption of the Statement had no material effect on our financial position or results of operations.

        On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease; and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We plan to adopt SFAS No. 146 as of January 1, 2003.

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

        During the fourth quarter of 2001, under the leadership of new management, we realigned our products and services into three Solutions Groups: (1) Software Applications, comprised of QRS Catalogue, QRS Sourcing, QRS Merchandising and QRS Showroom as well as QRS Logistics and QRS Sales and Inventory Analysis; (2) Trading Community Management, comprised of QRS Exchange components, Internet Transaction Exchange, Enterprise Business Exchange, Data Exchange, Web Forms, QRS Managed EC, Access Services, and QRS Compliance Link; and (3) Global Services, comprised of QRS Retail Intelligence Services, software maintenance for our QRS Sourcing and QRS Merchandising products, and QRS Professional Services. We track revenues and cost of revenues from each of these Solutions Groups, and such amounts have been disclosed on the face of the condensed consolidated statements of operations and comprehensive income (loss). However, we do not track operating expenses or assets for such Solutions Groups.

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

        Other intangible assets include acquired technology, customer lists and contracts, and non-compete agreements purchased in connection with the acquisitions of businesses, and are amortized over the following estimated useful lives on a straight-line basis:

Life in Years
Acquired technology	6
Customer lists	3.5 to 5
Customer contracts	5 to 7
Non-compete agreements	3

        The following table presents the effect of SFAS No. 142 on net income (loss) and net earnings (loss) per share, had the accounting standard been in effect for the three and nine months ended September 30, 2001 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss), as reported	$555	$(15,160)	$(5,036)	$(32,140)
Add back amortization of goodwill	—	4,329	—	12,838
Add back amortization of acquired workforce (included in amortization of other intangible assets)	—	660	—	1,474

Adjusted net income (loss)	$555	$(10,171)	$(5,036)	$(17,828)

Basic and diluted net earnings (loss) per share, as reported	$0.04	$(0.98)	$(0.32)	$(2.10)
Adjusted basic and diluted net earnings (loss) per share	$0.04	$(0.66)	$(0.32)	$(1.17)

        As of September 30, 2002, other intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Acquired technology	$20,881	$(11,263)	$9,618
Customer lists	1,552	(978)	574
Customer contracts	1,480	(990)	490
Non-compete agreements	1,212	(1,168)	44

Total	$25,125	$(14,399)	$10,726

        The estimated future amortization expense of other intangible assets as of September 30, 2002 is as follows (in thousands):

2002 (remaining three months)	$872
2003	3,282
2004	3,161
2005	2,943
2006	468

Total	$10,726

4.    RESTRUCTURING EXPENSES

        On February 6, 2001, we announced a reorganization plan that included the full integration of the operations of QRS and Tradeweave and an alignment of our organization with a single go-to-market strategy focused on enhanced efficiencies within QRS. In connection with the implementation of the February 2001 reorganization, we recorded restructuring expenses of $4.3 million during the year ended December 31, 2001, of which $1.0 million and $4.1 million, respectively, were recorded during the three and nine months ended September 30, 2001. The restructuring expenses for the three month period were comprised solely of facilities closure expense of $1.0 million. The restructuring expenses for the nine month period were comprised of severance of $1.6 million and accelerated stock-based compensation of $0.5 million for 77 involuntary terminations throughout QRS, and facilities closure expense of $2.0 million. The remaining restructuring expenses of $0.2 million recorded during the fourth quarter of 2001 related to the February 2001 reorganization were facilities closure costs that resulted primarily from adjustments made to our previous estimate of facilities closure expense due to declining real estate market conditions in San Francisco.

        During September 2001, we discontinued our Tradeweave Digital Photography service due to underperformance. As a result, we recorded restructuring expenses of $3.0 million during the year ended December 31, 2001, comprised of severance of $0.1 million recorded during the three and nine months ended September 30, 2001 for 17 involuntary terminations in the Tradeweave Digital Photography Group, and facilities closure expense of $2.9 million, of which $0.9 million was recorded during the three and nine months ended September 30, 2001. The remaining restructuring expenses of $2.0 million, recorded during the fourth quarter of 2001 related to the September 2001 reorganization, were facilities closure costs that resulted primarily from adjustments made to our previous estimate of facilities closure expense due to declining real estate market conditions in New York City.

        Additionally, during the fourth quarter of 2001, we restructured our operations, which included the realignment and elimination of certain of our products and services, the elimination of full-time positions and the consolidation of real estate. As a result, we recorded restructuring expenses of $12.0 million during the year ended December 31, 2001, comprised of severance of $2.0 million for 69 involuntary terminations throughout QRS and facilities closure expense of $10.0 million.

        In summary, we recognized a total of $19.3 million of restructuring expenses during the year ended December 31, 2001, comprised of $3.7 million of severance, $0.5 million of accelerated stock-based compensation and $15.1 million of facilities closure expense.

        The following is a summary of the restructuring liabilities from December 31, 2001 to September 30, 2002 (in thousands):

	Liability as of December 31, 2001	Cash Payments	Liability as of September 30, 2002
Severance	$1,979	$(1,135)	$844
Sublease loss	14,422	(4,702)	9,720

Total	$16,401	$(5,837)	$10,564

        We expect to pay the remaining severance liability as of September 30, 2002 of $0.8 million (included in accrued compensation) in full by June 30, 2003. The outstanding liability related to sublease loss totaled $9.7 million at September 30, 2002, of which we expect to pay $2.8 million during the next 12 months and $6.9 million from October 1, 2003 through September 30, 2011. During the quarter ended September 30, 2002, we terminated certain lease agreements on facilities we no longer occupy and settled the remaining obligations for amounts below the related accruals. We also determined that our estimated sublease loss accrual for another property that is still available for sublease should be increased based upon updated current market information. Because the amount of this increase offset the effect of the termination of the lease obligations for amounts below the related accruals, there was no net effect on our operating results due to these changes in our sublease loss accrual.

5.    EARNINGS (LOSS) PER SHARE

        Basic net earnings or loss per share is calculated by dividing net earnings or loss for the period by the weighted average number of common shares outstanding for that period. Diluted net earnings or loss per share takes into account the effect of potentially dilutive instruments, such as stock options, warrants and restricted common stock, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

        The following is a summary of the calculation of the number of shares used in calculating basic and diluted net earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Shares used to compute basic net earnings (loss) per share	15,748,712	15,503,379	15,696,153	15,295,461
Add: effect of dilutive securities	24,168	—	—	—

Shares used to compute diluted net earnings (loss) per share	15,772,880	15,503,379	15,696,153	15,295,461

        Potentially dilutive shares for the quarters ended September 30, 2002 and 2001 were 24,168 shares and 323,098 shares, respectively. Potentially dilutive shares for the nine months ended September 30, 2002 and 2001 were 101,554 and 286,103, respectively. The potentially dilutive shares for the three months ended September 30, 2001 and for the nine months ended September 30, 2002 and 2001 have been excluded from the shares used in calculating diluted loss per share because their effect on such loss figure would be anti-dilutive.

6.    INCOME TAXES

        We recorded an income tax benefit of $1.0 million and $6.7 million for the nine months ended September 30, 2002 and 2001, respectively. The recorded tax benefit for the nine months ended September 30, 2002 reflects a one-time tax refund, which resulted from new tax law changes that extended the net tax operating loss carryback period from two to five years and eliminated the limitation on utilization of net operating losses against alternative minimum taxable income. The recorded tax benefit for the nine months ended September 30, 2001 reflects the write-off of goodwill and intangible assets and other tangible assets associated with the discontinuance of our Tradeweave Digital Photography service, net of the non-deductibility of purchase accounting amounts related to the acquisitions of Image Info Inc., the Tradeweave minority interest and of the assets of RockPort Trade Systems, Inc.

7.    NOTE PAYABLE

        On March 28, 2002, we executed an unsecured promissory note for $2.1 million payable to IBM associated with our licensing of IBM CrossWorlds enterprise applications integration tools. The note requires 24 equal monthly installments of $0.1 million, beginning in April 2002, and bears interest at 9.25% per annum. The unpaid principal balance as of September 30, 2002 was $1.6 million and the related interest expense for the three and nine months ended September 30, 2002 was $0.05 million and $0.09 million, respectively. As of September 30, 2002, the licenses were recorded in prepaid and other long-term assets, and are amortized based on the greater of the amount of licenses sold to our customers or the straight-lined value over the 24-month contract. Amortization expense of $0.3 million and $0.5 million, respectively, for the three and nine months ended September 30, 2002 has been included in cost of revenues.

8.    COMMON STOCK, RESTRICTED COMMON STOCK, TREASURY STOCK AND STOCK OPTIONS

        At September 30, 2002, there were 15,980,383 shares of our common stock issued of which 15,749,283 were outstanding. During the second quarter 2002, we issued 37,235 shares to employees under our Employee Stock Purchase Plan at $7.95 per share. The purchase price per share at which common stock is purchased on the participant's behalf on each purchase date within the particular offering period in which he or she is enrolled is equal to eighty-five percent (85%) of the lower of (1) the fair market value per share of common stock on the start date of that offering period or (2) the fair market value per share of common stock on that purchase date.

        In December 2000, the Compensation Committee of the Board of Directors approved the implementation of a restricted share award program pursuant to the stock issuance provisions of the 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"). Under the terms of the program, each officer (from Vice President level and above) was given the opportunity to surrender his or her outstanding options under the 1993 Plan with an exercise price of $15.00 or more per share in return for a restricted share award at an exchange ratio of three option shares surrendered for every one share of common stock awarded. The restricted shares are being issued in a series of six successive equal semi-annual installments upon the individuals' completion of each successive six month period of continued employment with the Company. The shares are fully vested upon issuance. The fair value of the shares awarded was based on the market price of our common stock, which was $13.69 per share at January 3, 2001, and has been included in the condensed consolidated balance sheet as Deferred Compensation, and is being amortized ratably over the remaining vesting period.

        Restricted stock-based compensation expense recognized during the three months ended September 30, 2002 and 2001 was $0.1 million and $0.2 million, respectively, and $0.5 million and $1.7 million (of which $0.5 million was included in restructuring expenses—see Note 4 to the condensed consolidated financial statements), during the nine months ended September 30, 2002 and 2001, respectively.

        The following table shows the activity under the restricted common stock program:

Number of Shares
Balance at December 31, 2000	286,875
Canceled	(36,829)
Vested and distributed	(129,405)

Balance at December 31, 2001	120,641
Canceled	(73,114)
Vested and distributed	(31,771)

Balance at September 30, 2002	15,756

        During the quarter ended June 30, 2002, we repurchased 5,775 shares of our common stock for $0.02 million in connection with the termination of an employee. These shares have been included in Treasury Stock as of September 30, 2002.

        In May 2002, the shareholders of QRS approved an additional 750,000 options to be available for issuance under the 1993 Plan, increasing the total number of shares reserved for issuance under the 1993 Plan from 5,450,000 shares to 6,200,000.

        The following table shows the activity under our stock options plans:

	Number of Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2000 (1,456,618 exercisable at $28.30 weighted average price per share)	364,234	3,094,680	$35.91
Authorized	888,369	—
Granted	(1,580,667)	1,580,667	11.72
Exercised		(25,869)	4.64
Canceled	1,436,594	(1,436,594)	36.08
Restricted stock	(286,875)	—	13.69
Repurchased	10,271	—	1.45
Expired	(19,515)	—	7.95

Balance at December 31, 2001 (1,786,246 exercisable at $27.99 weighted average price per share)	812,411	3,212,884	24.33
Authorized	750,000	—
Granted	(1,204,000)	1,204,000	11.73
Exercised		(69,523)	8.70
Canceled	1,129,248	(1,129,248)	22.86
Expired	(82,719)	—	11.27

Balance at September 30, 2002 (1,521,927 exercisable at $26.83 weighted average price per share)	1,404,940	3,218,113	$20.40

9.    COMMITMENTS AND CONTINGENCIES

        We use the IBM Value Added Network ("VAN") as the network platform over which we provide customers with the majority of our QRS Exchange products and services. We depend on the IBM VAN for a substantial part of our revenues. Effective January 1, 2001, we amended our agreement with IBM to eliminate existing volume commitments and penalties for failure to meet usage requirements. IBM waived all penalty charges incurred by us under the prior agreement. We agreed to purchase a certain amount of network services for a fixed fee over a two-year period ending December 31, 2002. If our usage of the network services exceeded the specified usage volume, we would have paid an incremental fee for such excess usage based on a schedule of charges. The amended agreement also allowed for the purchase of additional/other services at a discounted rate, with no volume commitments or penalties.

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

        In connection with the merger agreement relating to our acquisition of Image Info, we paid to the former shareholders of Image Info a deferred acquisition payment of $2.5 million in 2001. We also would have been required to pay the former shareholders of Image Info an additional $2.5 million in

2002 if revenue attributable to the acquired business met the minimum amount described in the merger agreement for 2001. We have determined that the revenue attributable to the acquired business did not reach the minimum amount required for 2001. On October 8, 2002, one of the former shareholders of Image Info filed a lawsuit against us and WS Acquisition Corp. purporting to act on behalf of himself and the other former Image Info, Inc. shareholders claiming we are nonetheless obligated to make the second payment. The Company believes that the lawsuit is without merit and intends to vigorously defend the action. The deferred acquisition payment has already been accounted for in the acquisition cost for the original transaction.

        In August 2001, we entered into an alliance agreement with MAGIC International, a subsidiary of Advanstar, Inc. ("Advanstar") to market our QRS Showroom product. Under the terms of this agreement, we were obligated to pay $0.9 million to Advanstar in marketing content and licensing fees in 2002 and a minimum of $0.5 million in such fees in 2003. During the third quarter of 2002, the parties amended the terms of the agreement to reduce the license fee for 2002 from $0.5 million to $0.25 million and the license fee for 2003 from $0.5 million to $0.25 million. The parties have also agreed to reduce the marketing content expense that QRS must bear under the Agreement. We have accrued $0.3 million in expenses relating to this contract as of September 30, 2002.

        We established irrevocable letters of credit with Wells Fargo Bank, N.A. as security for real property leases for the amounts of $0.8 million and $0.4 million during the fourth quarter of 1999 and the first quarter of 2002, respectively. These letters of credit remained outstanding as of September 30, 2002 and are collateralized by two certificates of deposit which have been included in Other Assets in the condensed consolidated balance sheet.

10.    RELATED PARTY TRANSACTIONS

        During the second quarter of 2002, we entered into a $125 thousand unsecured loan agreement with an officer of the Company for the purchase of his primary residence upon relocation to the San Francisco Bay Area. The loan, which bears interest at 6.125% per annum and is due on May 22, 2003, becomes immediately due and payable upon the earlier of the sale of specified real property or cessation of employment with the Company. While this loan is outstanding, the officer has agreed to prepay it with the amount of any bonus received, net of taxes. As of September 30, 2002, the loan balance was $107 thousand and is included in Prepaid Expenses and Other in the condensed consolidated balance sheet.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

        The following information should be read in conjunction with the condensed consolidated financial statements and related notes included in Item 1 of this quarterly report on Form 10-Q and the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on March 29, 2002.

        The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements in this report are based upon information available to us as of the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from the results discussed in the forward-looking statements as a result of a number of factors and risks discussed in "Risks and Uncertainties Relating to Our Business" below and elsewhere in this report, and in our other filings with the Securities and Exchange Commission.

        We have been building, automating and managing retail trading relationships through innovative software applications and services since 1988. Today, we are an established leader in providing collaborative commerce solutions for the retail supply chain. We offer scalable trading community connectivity; product content management; real-time, synchronized transaction delivery; and Web-enabled sourcing and procurement. With our collaborative commerce solutions, retail industry customers can communicate electronically with other entities in their supply chain, drive process efficiency, and save money.

        We market our products and services in three Solutions Groups: Software Applications, Trading Community Management, and Global Services. Our Software Applications allow for automated data synchronization, collaborative sourcing and supply, financial order management, international logistics and customs management, collaborative planning and merchandising. Our Software Applications include both enterprise applications installed on customers' computer systems as well as hosted applications installed on our computer systems that are accessed by our customers for a fee. Our Trading Community Management solutions allow retailers and their trading partners to exchange electronic business documents (such as purchase orders, invoices and advanced shipping notices), as well as collaborative business processes, which enable these electronic business documents to be integrated with trading partners' accounting and inventory systems. Our Global Services include the collection, analysis and delivery of information, such as store level pricing and operational merchandising metrics, for use by vendors and retailers in strategic and tactical decision-making; software implementation and integration services; and technical support and training services for our various offerings.

        Our strategy is to continue strengthening our leadership position in the General Merchandise and Apparel market, to expand our presence into target retail sectors outside General Merchandise and Apparel and to invest in our products to better meet the future needs of our current and prospective customers. We base this strategy on an analysis completed in the third quarter which included interviews with nearly 100 current and prospective customers, both in the U.S. and in Europe, as well as industry experts and advisors. We concurrently completed a review of our product set, assessed our technology platform, and identified the areas where we see potential for growth.

        Earlier this year, we expanded our Trading Community Management capabilities to support a broader range of available technologies, including EDI via a value-added network and the Internet, as well as XML and AS2 technologies. The breadth of our offering helps our customers to accommodate collaboration with trading partners of any size.

        For QRS Catalogue, we will focus in the coming quarters on improvements to service non-General Merchandise and Apparel retail sectors and on moving beyond our capabilities in data synchronization. We believe expanded capabilities for our QRS Catalogue application will help position us to address the emerging needs of new sectors.

        In addition, we believe that our sourcing product plays a significant role in our customers' efforts to improve the efficiencies of their operations and to enhance the visibility into their retail supply chain. As a result, we intend to continue to invest in QRS Sourcing in order to address customer demand for additional capabilities. We intend to position QRS Sourcing for greater customer demand following an improvement in the economy.

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

(2)
Software Applications: Revenues from licensing of enterprise software applications are recognized upon shipment if a signed contract exists, the fee is fixed or determinable, collection is probable and there are no significant Company obligations with regard to implementation of the software. Revenues from hosted software applications are recognized as services are performed. With respect to the QRS Catalogue, monthly fees are billed and recognized based on level of usage.

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

  •
  significant decline in our stock price for a sustained period; and

  •
  our market capitalization below our net book value.

        When we determine that the carrying value of other intangible and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The carrying value of other intangible assets, capitalized service and product development costs, and long-lived assets amounted to $21.9 million as of September 30, 2002, including $10.7 million in other intangible assets related to Enterprise Software Applications.

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

        Management's current estimated range of liability related to pending litigation and asserted claims is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss and there is no more probable point within the range.

Recent Accounting Pronouncements

        In November 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "FASB") issued EITF 01-14, "Income Statement Characterization of Reimbursements of "Out-of-pocket" Expenses Incurred," which states that reimbursed out-of-pocket expenses should be recorded as revenues and cost of revenues in fiscal periods commencing after December 15, 2001. We adopted the provisions of EITF 01-14, effective January 1, 2002. Our adoption of EITF 01-14 resulted in higher revenues and cost of revenues of $0.2 million for the quarter ended September 30, 2002 and $0.6 million for the first nine months of 2002. The higher revenues and cost of revenues totaling $0.2 million for the quarter ended September 30, 2001 and $0.3 million for the first nine months of 2001 resulted from reclassifications made to conform to the 2002 presentation.

        In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. We adopted SFAS No. 144, effective January 1, 2002, and our adoption of the Statement had no material effect on our financial position or results of operations.

        On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities", effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease; and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We plan to adopt SFAS No. 146 as of January 1, 2003.

Employee Headcount

        The following table sets forth the employee headcount information at September 30, 2002 and 2001:

	September 30,
	2002	2001
Full-time headcount:
Customer support, operations and services included in cost of revenues	258	302
Sales and marketing	99	118
Service and product development	89	92
General and administrative	70	63

Total full-time headcount	516	575

Part-time headcount:
Full-time equivalent headcount included in cost of revenues for part-time QRS Retail Intelligence Services employees	304	288

        The 10% decline in total full-time headcount from 575 to 516 is primarily attributable to the discontinuance of unprofitable products and improved operational efficiencies. The increase in General and Administrative headcount is due to the transition of certain previously outsourced functions in-house. The increase in the full-time equivalent number of QRS Retail Intelligence Services employees is the result of increased demand for QRS Retail Intelligence Services. During October 2002, we outsourced essentially all of our QRS Retail Intelligence Services part-time workforce to a third party provider.

Revenues and Cost of Revenues

        The following table sets forth the revenues, cost of revenues, gross profit (loss) and gross margins (loss) for our three Solutions Groups for the three and nine months ended September 30, 2002 and 2001 (amounts in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2002	2001	$	%	2002	2001	$	%
Software Applications:
Revenues	$8,649	$8,972	$(323)	(4)%	$27,399	$29,512	$(2,113)	(7)%
Cost of revenues	2,445	3,845	(1,400)	(36)%	8,894	12,049	(3,155)	(26)%

Gross profit	6,204	5,127	1,077	21%	18,505	17,463	1,042	6%
Gross margin	72%	57%			68%	59%
Percentage of total revenues	26%	25%			26%	27%
Trading Community Management:
Revenues	18,753	19,955	(1,202)	(6)%	56,133	61,150	(5,017)	(8)%
Cost of revenues	9,600	10,793	(1,193)	(11)%	29,271	32,494	(3,223)	(10)%

Gross profit	9,153	9,162	(9)	—	26,862	28,656	(1,794)	(6)%
Gross margin	49%	46%			48%	47%
Percentage of total revenues	56%	56%			54%	56%
Global Services:
Revenues	6,138	6,874	(736)	(11)%	20,541	17,902	2,639	15%
Cost of revenues	5,465	8,294	(2,829)	(34)%	18,316	18,429	(113)	(1)%

Gross profit (loss)	673	(1,420)	2,093	147%	2,225	(527)	2,752	522%
Gross margin (loss)	11%	(21)%			11%	(3)%
Percentage of total revenues	18%	19%			20%	16%
Total:
Revenues	33,540	35,801	(2,261)	(6)%	104,073	108,564	(4,491)	(4)%
Cost of revenues	17,510	22,932	(5,422)	(24)%	56,481	62,972	(6,491)	(10)%

Gross profit	$16,030	$12,869	$3,161	25%	$47,592	$45,592	$2,000	4%

Gross margin	48%	36%			46%	42%

Overview

        Revenues for three and nine month periods ended September 30, 2002 totaled $33.5 million and $104.1 million, respectively, down 6% and 4% from the comparable periods in the prior year. Revenues for the quarter ended September 30, 2002 were down 4% from the quarter ended June 30, 2002. Despite the challenges in both the retail and technology sectors that persisted through the third quarter, we achieved gross margins of 48% and 46% for the three and nine month periods ended September 30, 2002, respectively, up 12 percentage points and 4 percentage points from the comparable periods in the prior year.

        Gross margins for the quarter ended September 30, 2002 were up 3 percentage points from the 45% in the quarter ended June 30, 2002. Our third quarter gross margins equaled our targeted fourth quarter goal of 48%, a 10 percentage point improvement over full-year 2001 gross margins of 38%, driven by our focus on operational improvement and cost controls, including the impact of our renewed agreement with IBM. Cost of revenues include $0.1 million and $0.7 million of severance for the three and nine month periods ended September 30, 2002. There were no severance expenses included in cost of revenues during either the three or nine month periods ended September 30, 2001.

        During the quarter ended September 30, 2002, we secured wins and agreement extensions with more than 90 retailers and vendors, including Meijer, J & J Foods, Conair Corporation, OshKosh B'Gosh, Longs Drugs, Guess?, Inc., Schnuck Markets, Block Sportswear and Stride Rite.

        We expect fourth quarter revenues to be down somewhat from the third quarter. We also expect that full year 2002 revenues will likely be approximately 5% less than the $143.1 million we recognized in 2001 (after the reclassification for reimbursements of out-of-pocket expenses—see Note 1 to the condensed consolidated financial statements). We expect to achieve gross margins during the fourth quarter of 2002 that are in line with the 48% we achieved in the third quarter.

        The sections below provide commentary on the performance of each of our Solutions Groups.

Software Applications

        Our Software Applications Solutions Group includes the QRS Catalogue, a hosted application; Enterprise Software Applications, which is comprised of QRS Sourcing and QRS Merchandising; and Other Hosted Software Applications, which is comprised of QRS Showroom as well as QRS Logistics and QRS Sales and Inventory Analysis.

        The following table sets forth the revenues, cost of revenues, gross profit (loss) and gross margins (loss) for our Software Application categories for the three and nine months ended September 30, 2002 and 2001 (amounts in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2002	2001	$	%	2002	2001	$	%
QRS Catalogue:
Revenues	$8,120	$8,229	$(109)	(1)%	$25,175	$22,140	$3,035	14%
Cost of revenues	2,061	1,733	328	19%	5,631	5,230	401	8%

Gross profit	6,059	6,496	(437)	(7)%	19,544	16,910	2,634	16%
Gross margin	75%	79%			78%	76%
Enterprise Software Applications:
Revenues	515	5	510	10,200%	986	5,389	(4,403)	(82)%
Cost of revenues	260	—	260	100%	519	—	519	100%

Gross profit	255	5	250	5,000%	467	5,389	(4,922)	(91)%
Gross margin	50%	100%			47%	100%
Other Hosted Software Applications:
Revenues	14	738	(724)	(98)%	1,238	1,983	(745)	(38)%
Cost of revenues	124	2,112	(1,988)	(94)%	2,744	6,819	(4,075)	(60)%

Gross profit (loss)	(110)	(1,374)	1,264	92%	(1,506)	(4,836)	3,330	69%
Gross margin (loss)	(786)%	(186)%			(122)%	(244)%
Total Software Applications:
Revenues	8,649	8,972	(323)	(4)%	27,399	29,512	(2,113)	(7)%
Cost of revenues	2,445	3,845	(1,400)	(36)%	8,894	12,049	(3,155)	(26)%

Gross profit	$6,204	$5,127	$1,077	21%	$18,505	$17,463	$1,042	6%

Gross margin	72%	57%			68%	59%

        Software Applications revenues for the three and nine month periods ended September 30, 2002 totaled $8.6 million and $27.4 million, respectively, down 4% and 7% from the comparable periods in the prior year. Revenues for the quarter ended September 30, 2002 were down 7% from the quarter ended June 30, 2002. Software Applications cost of revenues include $0.1 million and $0.2 million of severance for the three and nine month periods ended September 30, 2002. There were no severance expenses included in Software Applications cost of revenues during either the three or nine month periods ended September 30, 2001.

        As indicated in the table above, our QRS Catalogue represented the majority of the revenues in the Software Applications Solutions Group, totaling 94% of third quarter revenues, and continued to generate considerable gross margins. QRS Catalogue revenues of $8.1 million and $25.2 million for the three and nine month periods ended September 30, 2002, respectively, were down 1% and up 14% from the comparable periods in the prior year. Revenues for the quarter ended September 30, 2002 were down 6% from the quarter ended June 30, 2002.

        QRS Catalogue revenues consist of fees charged for the transmission of UPC records and of monthly fees for trading partnerships established between vendors and retailers. The increase in QRS Catalogue revenues for the nine months ended September 30, 2002 is primarily attributable to increased trading partnership volume combined with the effect of a revised pricing structure implemented in the third quarter of 2001. When compared to the second quarter of 2002 and the third quarter of 2001, QRS Catalogue revenues for the third quarter of 2002 declined primarily due to the consolidation of retail divisions by May Co., a significant QRS Catalogue customer. This consolidation has reduced the number of May Co. related trading partnerships which, under the current pricing structure, reduced current and expected future QRS Catalogue revenues associated with this customer. We expect that retailers will continue to reorganize their operations in attempts to improve operating efficiencies. To the extent that such reorganizations reduce the number of their retail operations, the number of our trading partnerships could also be reduced, which, under our present pricing structure, would reduce revenues in future periods.

        To date, essentially all QRS Catalogue revenues have been derived from North American General Merchandise and Apparel customers. During the third quarter of 2002, we expanded our opportunities in the European market by initiating a QRS Catalogue trading community program that will ultimately target the more than 2,500 trading partners of Selfridges plc, one of the top department store groups in Europe.

        Cost of revenues for QRS Catalogue consist primarily of customer and technical support personnel, allocated costs of our data center, amortization of capitalized service and product development costs, and purchased network services to transmit catalog data to and from our data center. QRS Catalogue gross margins of 75% and 78% for the three and nine month periods ended September 30, 2002, respectively, were down 4 percentage points and up 2 percentage points from the comparable periods in the prior year. Gross margins for the quarter ended September 30, 2002 were down 4 percentage points from the quarter ended June 30, 2002. These changes in gross margins for the three month periods were driven by an increase in amortization of capitalized service and product development costs and to the allocation of additional data center costs related to the discontinuation of certain of our Other Hosted Applications, as discussed further below. The change for the nine month period was also affected by these factors but was primarily driven by revenue growth.

        Enterprise Software Applications revenues, which include QRS Sourcing and QRS Merchandising, of $0.5 million and $1.0 million for the three and nine month periods ended September 30, 2002, respectively, were up $0.5 million and down $4.4 million from the comparable periods in the prior year. Revenues for the quarter ended September 30, 2002, consisting of two QRS Sourcing upgrades from existing customers, were up $0.4 million from the quarter ended June 30, 2002. Current year revenues have been negatively impacted by a reduction in information technology spending, particularly in licensed software. Our QRS Sourcing software application is designed to enable customers to improve their collaborative sourcing and supply capabilities, financial order management, international logistics and customs management, and collaborative merchandising efforts. We intend to continue to invest in QRS Sourcing to meet customer needs.

        During the first quarter of 2002, we entered into a licensing agreement with IBM CrossWorlds for the license of their enterprise applications integration tools. These integration tools will enable QRS' retail industry customers to accelerate the implementation of QRS solutions. Cost of revenues for Enterprise Software Applications for the three and nine month periods ended September 30, 2002, consist of $0.3 million and $0.5 million of amortization costs related to the IBM CrossWorlds licenses. We amortize the licenses to cost of revenues at the greater of the amount of licenses sold or the straight-lined value over the two-year contract term (see Note 7 to the condensed consolidated financial statements).

        Other Hosted Software Applications include our QRS Showroom, QRS Sales and Inventory Analysis and QRS Logistics products. As previously announced, we discontinued QRS Sales and Inventory Analysis and QRS Logistics during the third quarter 2002. We consequently recognized no revenues from these products during the third quarter 2002.

        Our QRS Showroom product enables vendors and private-label groups to create customized, targeted on-line merchandise presentations for their retail buyers. Users can perform a visual review of on-line merchandise via access to a standard Web browser. In the third quarter of 2001, we entered into a marketing relationship with MAGIC International, a subsidiary of Advanstar, Inc. and a leading organizer of tradeshows for the fashion and apparel industry, to establish an on-line trading community, "MAGIConline Powered by QRS." To date, revenues for our QRS Showroom product have been insignificant.

        Cost of revenues for Other Hosted Software Applications consist primarily of allocated costs of our data center, customer and technical support personnel costs, and amortization of capitalized service and product development costs. The decrease in cost of revenues for Other Hosted Software Applications for both the three and nine month periods ended September 30, 2002, compared to the same periods in 2001, is primarily the result of the write-off of capitalized service and product development costs for QRS Showroom in the fourth quarter of 2001, which significantly lowered the amortization expense for subsequent periods. In addition, our 2001 decision to discontinue QRS Sales and Inventory Analysis and QRS Logistics reduced customer and technical support personnel costs for these hosted applications. Certain data center costs that were associated with the discontinued products and which remain fixed in the short term have been reallocated across the remaining products that utilize our self-hosted data center, including QRS Catalogue and hosted products within our Trading Community Management Solutions Group.

Trading Community Management

        The Trading Community Management Solutions Group incorporates technology and service components of our QRS Exchange products, Internet Transaction Exchange, Enterprise Business Exchange, Data Exchange, Web Forms, QRS Managed EC and Access Services; and QRS Compliance Link. Trading Community Management revenues for the three and nine month periods ended September 30, 2002 totaled $18.8 million and $56.1 million, respectively, down 6% and 8% from the comparable periods in the prior year. Revenues for the quarter ended September 30, 2002 were up 3% from the quarter ended June 30, 2002. Revenues consist primarily of fees charged for the transmission of standard business documents measured in kilocharacters over the IBM VAN, monthly fees for leased line connections, and service fees to convert documents from paper into electronic format. Revenues are recognized in the month that the services are performed.

        For the quarter ended September 30, 2002, we increased kilocharacter volume for the third consecutive quarter in 2002 to the highest level in two years. This volume increase is due in part to focused customer retention efforts and competitive wins, as well as to the expansion of our product capabilities to support a broader range of available technologies, including Internet, XML and AS2 technologies, helping customers to accommodate collaboration with trading partners of any size. In both the three and nine month periods ended September 30, 2002, we grew revenues in our QRS Managed EC business, an EDI-to-fax/e-mail service that helps the smallest of companies communicate with trading partners of all sizes without the need for computer hardware and software. Notwithstanding the volume increase and QRS Managed EC revenue growth, the year-over-year Trading Community Management revenue decline in both the three and nine month periods was primarily caused by lower unit pricing driven by competitive pressures reflected in renewals of certain customer agreements at lower prices.

        Included in Trading Community Management revenues are those relating to services we continue to provide to Kmart and its trading partners. Kmart filed for Chapter XI bankruptcy protection in January 2002. If Kmart emerges from its Chapter XI bankruptcy proceeding as a smaller company or is unable to successfully reorganize and ceases to exist, revenues from Kmart and its trading partners, which represented less than 5% of Trading Community Management revenues for both the year ended December 31, 2001 and the nine months ended September 30, 2002, would be substantially decreased or lost.

        Trading Community Management gross margins for the three and nine month periods ended September 30, 2002 totaled 49% and 48%, respectively, up 3 percentage points and 1 percentage point from the comparable periods in the prior year. Gross margins for the quarter ended September 30, 2002 were up 2 percentage points from the quarter ended June 30, 2002. We improved Trading Community Management gross margins in part through cost savings from our renewed agreement with IBM. This three-year agreement, effective as of July 1, 2002, extended and enhanced our longstanding relationship. This agreement, which supersedes and replaces the previous agreement that was due to have expired on December 31, 2002, enables us to offer our customers expanded options for transmitting critical data and form-based documents with their global business partners (see Note 9 to the condensed consolidated financial statements). Trading Community Management cost of revenues include $0.3 million of severance for the nine month period ended September 30, 2002. There were no severance expenses included in Trading Community Management cost of revenues for the three month period ended September 30, 2002 or for either the three or nine month periods ended September 30, 2001.

        Additional Trading Community Management cost of revenues components are: customer support services, including QRS Managed EC personnel, allocated data center costs and other technical support personnel, as well as amortization of capitalized service and product development costs for technology used in our QRS Managed EC outsourcing centers. Our cost of revenues during the three and nine months ended September 30, 2002 also declined due to a decrease in headcount in our QRS Managed EC, customer enabling and support units.

Global Services

        The Global Services Solutions Group consists primarily of QRS Retail Intelligence Services; QRS Professional Services, primarily services provided to help our customers with their implementations of our licensed software products; and software maintenance for our QRS Sourcing and QRS Merchandising products, including post-contract support services for licensed software applications; and, in 2001, Tradeweave Digital Photography. We discontinued Tradeweave Digital Photography services in September 2001 due to underperformance.

        Global Services revenues for three and nine month periods ended September 30, 2002 totaled $6.1 million and $20.5 million, respectively, down 11% and up 15% from the comparable periods in the prior year. Revenues for the quarter ended September 30, 2002 were down 18%, or $1.4 million, from the quarter ended June 30, 2002, which included revenues of $0.6 million related to the one-time sale of Kmart receivables. The year-over-year changes were driven by the growth in QRS Retail Intelligence Services offset by the relative impact of a decline in QRS Professional Services revenues due to the completion of engagements related to enterprise license sales made in prior periods. Future QRS Professional Services revenues will continue to be dependent, to a large extent, upon new sales of our licensed software products.

        QRS Retail Intelligence Services revenues for the three and nine month periods ended September 30, 2002 totaled $4.6 million and $14.7 million, respectively, up $0.5 million, or 13%, and $3.7 million, or 33%, respectively, from the comparable periods in the prior year. Revenues for the quarter ended September 30, 2002 were down $0.6 million, or 12%, from the quarter ended June 30, 2002, during which we recognized $0.6 million of revenues related to the one-time sale of Kmart receivables. Subsequent to its Chapter XI filing in January, 2002, Kmart began reducing its usage of QRS Retail Intelligence Services, such that our third quarter QRS Retail Intelligence Services revenues from Kmart were insignificant. Our 2002 revenue growth reflects demand from both existing and new customers.

        Cost of revenues for Global Services consist primarily of salary and related costs for data-collecting field personnel, software application consultants, and technical support personnel for our licensed software applications. Gross margins for Global Services for the three and nine month periods ended September 30, 2002 totaled 11% in both periods, up 32 percentage points and 14 percentage points from the comparable periods in the prior year. During the three months ended September 30, 2001, we recognized in cost of revenues a $2.0 million impairment loss related to the decision to discontinue our Tradeweave Digital Photography service. Gross margins of 11% for the quarter ended September 30, 2002 were down 4 percentage points from the quarter ended June 30, 2002 during which we recognized $0.6 million of revenues related to the one-time sale of Kmart receivables, which had a positive impact of 8 percentage points on second quarter gross margins. Gross margins in this Solutions Group have been increasingly impacted by declining utilization of our QRS Professional Services team resulting from a decline in new software license sales. Global Services cost of revenues include $0.2 million of severance for the nine month period ended September 30, 2002. There were no severance expenses included in Global Services cost of revenues for the three month period ended September 30, 2002 or for either the three or nine month periods ended September 30, 2001.

        We are working to improve the long-term gross margins of the Global Services Solutions Group. We are pursuing sales of licensed software applications to create opportunities for QRS Professional Services and maintenance revenues. During October 2002, we outsourced essentially all of our QRS Retail Intelligence Services part-time workforce to a third party provider in order to reduce overhead and improve gross margins in our QRS Retail Intelligence Services product.

Operating Expenses

        The following table sets forth our operating expenses and the related percentages of our total revenues by sales and marketing, service and product development, and general and administrative categories for the three and nine months ended September 30, 2002 and 2001 (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002	% of Revenues	2001	% of Revenues	2002	% of Revenues	2001	% of Revenues
Operating expenses:
Sales and marketing	$5,928	18%	$7,488	21%	$22,582	22%	$22,280	21%
Service and product development	3,514	10%	2,870	8%	11,425	11%	9,344	9%
General and administrative	5,296	16%	4,629	13%	17,478	17%	16,801	15%

Operating expenses before amortization of intangible assets and restructuring expenses	14,738		14,987		51,485		48,425
Amortization of other intangible assets	872	3%	3,501	10%	2,616	3%	9,998	9%
Amortization of goodwill	—	—	4,347	12%	—	—	12,910	12%
Restructuring expenses	—	—	2,139	6%	—	—	5,222	5%
Impairment loss	—	—	8,909	25%	—	—	8,909	8%

Total operating expenses	$15,610	47%	$33,883	95%	$54,101	52%	$85,464	79%

Overview

        Operating expenses before amortization of intangible assets, restructuring expenses, and impairment losses for the three and nine month periods ended September 30, 2002 totaled $14.7 million and $51.5 million, respectively, down 2% and up 6% from the comparable periods in the prior year. Operating expenses before amortization of intangible assets, restructuring expenses, and impairment losses for the quarter ended September 30, 2002 were down 15% from the quarter ended June 30, 2002.

        Total operating expenses declined sequentially by $2.6 million from $18.2 million for the quarter ended June 30, 2002, to $15.6 million for the quarter ended September 30, 2002. This marks the lowest quarterly total operating expense level for the Company in eleven quarters and reflects an improvement across each of the three operating categories.

        Total operating expenses include $0.1 million and $1.6 million, respectively, of severance during the three and nine month periods ended September 30, 2002, compared to $0.1 million during the nine month period ended September 30, 2001. There were no severance expenses included in total operating expenses for the three month period ended September 30, 2001.

        We intend to continue focusing on improvement in our overall operating performance. Our goal is to further reduce total operating expenses below $15 million for the fourth quarter 2002.

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of personnel and related costs in our sales and marketing organizations as well as the costs of various marketing programs. At September 30, 2002, we had 99 full-time employees in our sales and marketing groups, compared to 118 at September 30, 2001 and 103 at June 30, 2002. Sales and marketing expenses for the three and nine month periods ended September 30, 2002 totaled $5.9 million and $22.6 million, respectively, down 21% and up 1% from the comparable periods in the prior year. Sales and marketing expenses for the quarter ended September 30, 2002 were down 23% from the quarter ended June 30, 2002. The sequential reduction was primarily due to decreased provisions for sales commissions, declines in headcount and the renegotiation of the Advanstar marketing contract. Sales and marketing expenses include $0.8 million of severance for the nine month period ended September 30, 2002. There were no severance expenses included in sales and marketing expenses for the three month period ended September 30, 2002 or for either the three or nine month periods ended September 30, 2001.

Service and Product Development Expenses

        Service and product development expenses consist primarily of personnel and equipment costs related to research, development and enhancements of our enterprise software and hosted software applications, QRS Exchange's Web Forms solution, and other software for internal use at our QRS Managed EC outsourcing centers. At September 30, 2002, we had 89 full-time employees in our service and product development groups, compared to 92 at September 30, 2001 and 94 at June 30, 2002. Service and product development expenses for the three and nine month periods ended September 30, 2002 totaled $3.5 million and $11.4 million, respectively, up 22% from both of the comparable periods in the prior year. Service and product development expenses for the quarter ended September 30, 2002 were down 13% from the quarter ended June 30, 2002. The year-over-year increases were due to a reduction in the amount of capitalized service and product development costs and the recognition of severance costs in 2002. The sequential decline in service and product development expenses resulted from a decline in severance costs and decreased use of third party development consultants.

        Total service and product development expenses are net of capitalized costs related to personnel to develop and enhance existing products, primarily QRS Catalogue. Capitalized costs totaled $0.4 million and $0.9 million for the three months ended September 30, 2002 and 2001, respectively, and $1.1 million and $2.4 million for the nine months ended September 30, 2002 and 2001, respectively. After adding back the capitalized amounts, expenditures for service and product development activities were $3.9 million and $3.8 million for the three months ended September 30, 2002 and 2001, respectively, and $12.5 million and $11.7 million for the nine months ended September 30, 2002 and 2001, respectively.

        Service and product development expenses include $0.6 million of severance for the nine month period ended September 30, 2002. There were no severance expenses included in service and product development expenses for the three month period ended September 30, 2002 or for either the three or nine month periods ended September 30, 2001.

        In the coming quarters, we will increase our service and product development expenditures in general, with a particular focus on improvements to our QRS Catalogue to service non-General Merchandise and Apparel retail sectors and to move beyond our capabilities in data synchronization. We believe expanded capabilities for our QRS Catalogue application will help position us to address the emerging needs of new sectors. We anticipate that some portion of our future service and product development costs associated with our QRS Catalogue will be capitalized in accordance with the provisions of American Institute of Certified Public Accountants' Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use".

        We also intend to continue to invest in QRS Sourcing in order to address customer demand for additional capabilities. We intend to position QRS Sourcing for greater customer demand following an improvement in the economy.

General and Administrative Expenses

        General and administrative expenses consist primarily of the personnel and related costs of our administrative organizations, as well as professional fees and other costs. At September 30, 2002, we had 70 full-time employees in our general and administrative groups, compared to 63 at September 30, 2001 and 68 at June 30, 2002. General and administrative expenses for the three and nine month periods ended September 30, 2002 totaled $5.3 million and $17.5 million, respectively, up 14% and 4% from the comparable periods in the prior year. General and administrative expenses for the quarter ended September 30, 2002 were down 6% from the quarter ended June 30, 2002. The year-over-year increase was due to the increase in headcount as we filled key management positions early in 2002 and to the initiation of projects to assess and improve the efficiency of our operations and systems. The decrease from the second quarter 2002 resulted from ongoing efforts to reduce general and administrative expenses.

        General and administrative expenses include $0.1 million and $0.2 million of severance for the three and nine month periods ended September 30, 2002, compared to $0.1 million for the nine month period ended September 2001. There were no severance expenses included in general and administrative expenses for the three month period ended September 30, 2001.

        During the fourth quarter of 2002, we are maintaining our focus on reducing costs and achieving further efficiencies in our administrative functions. However, as we comply with the new requirements of the Sarbanes-Oxley Act and related regulatory initiatives and rules, we expect to incur additional personnel and professional fees.

Net income

        For the quarter ended September 30, 2002, we reported net income of $0.6 million, compared with a net loss of $15.2 million for the quarter ended September 30, 2001 and a net loss of $2.4 million for the quarter ended June 30, 2002. Operating earnings for the quarter ended September 30, 2002 were $0.4 million, compared with an operating loss of $21.0 million for the quarter ended September 30, 2001 and an operating loss of $2.5 million for the quarter ended June 30, 2002. We returned to profitability within the time frame targeted by management as a result of the demand for our collaborative commerce solutions and of the execution of our cost management plans. Our current expectation is that our fourth quarter operating earnings will be in line with the earnings we reported in the third quarter.

        For the nine month period ended September 30, 2002, net loss totaled $5.0 million, compared to a net loss of $32.1 million for the comparable period in 2001.

Amortization of Intangible Assets

        We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002 (see Note 3 to the condensed consolidated financial statements). In accordance with SFAS No. 142, we ceased the amortization of goodwill beginning in January 2002. Amortization of goodwill was $4.3 million and $12.9 million for the three and nine months ended September 30, 2001, respectively. Amortization of other intangible assets for the quarters ended September 30, 2002 and 2001 was $0.9 million and $3.5 million, respectively, and $2.6 million and $10.0 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in amortization of goodwill and other intangible assets resulted primarily from our recognition of impairment losses during the fourth quarter of 2001.

        During 2002, we have experienced slower revenue growth than previously anticipated and have been negatively impacted by difficult industry and economic trends. During the third quarter of 2002, we assessed whether our intangible assets have been impaired as prescribed by SFAS No. 144. Intangible assets totaled $10.7 million at September 30, 2002, comprised primarily of $9.6 million related to acquired technology associated with our QRS Sourcing product. We prepared our impairment analysis in accordance with SFAS No. 144 and concluded that our estimate of future net cash flows would be sufficient to recover the carrying value of the intangible assets as of September 30, 2002.

Restructuring Expenses

        On February 6, 2001, we announced a reorganization plan that included the full integration of the operations of QRS and Tradeweave and an alignment of our organization with a single go-to-market strategy focused on enhanced efficiencies within QRS. In connection with the implementation of the February 2001 reorganization, we recorded restructuring expenses of $4.3 million during the year ended December 31, 2001, of which $1.0 million and $4.1 million, respectively, were recorded during the three and nine months ended September 30, 2001. The restructuring expenses for the three month period were comprised solely of facilities closure expense of $1.0 million. The restructuring expenses for the nine month period were comprised of severance of $1.6 million and accelerated stock-based compensation of $0.5 million for 77 involuntary terminations throughout QRS, and facilities closure expense of $2.0 million. The remaining restructuring expenses of $0.2 million recorded during the fourth quarter of 2001 related to the February 2001 reorganization were facilities closure costs that resulted primarily from adjustments made to our previous estimate of facilities closure expense due to declining real estate market conditions in San Francisco.

        During September 2001, we discontinued our Tradeweave Digital Photography service due to underperformance. As a result, we recorded restructuring expenses of $3.0 million during the year ended December 31, 2001, comprised of severance of $0.1 million recorded during the three and nine months ended September 30, 2001 for 17 involuntary terminations in the Tradeweave Digital Photography Group, and facilities closure expense of $2.9 million, of which $0.9 million was recorded during the three and nine months ended September 30, 2001. The remaining restructuring expenses of $2.0 million recorded during the fourth quarter of 2001 related to the September 2001 reorganization were facilities closure costs that resulted primarily from adjustments made to our previous estimate of facilities closure expense due to declining real estate market conditions in New York City.

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

        The following is a summary of the restructuring liabilities from December 31, 2001 to September 30, 2002 (in thousands):

	Liability as of December 31, 2001	Cash Payments	Liability as of September 30, 2002
Severance	$1,979	$(1,135)	$844
Sublease loss	14,422	(4,702)	9,720

Total	$16,401	$(5,837)	$10,564

        We expect to pay the remaining severance liability as of September 30, 2002 of $0.8 million (included in accrued compensation) in full by June 30, 2003. The outstanding liability related to sublease loss totaled $9.7 million at September 30, 2002, of which we expect to pay $2.8 million during the next 12 months and $6.9 million from October 1, 2003 through September 30, 2011. During the quarter ended September 30, 2002, we terminated certain lease agreements on facilities we no longer occupy and settled the remaining obligation for amounts below the related accruals. We also determined that our estimated sublease loss accrual for another property that is still available for sublease should be increased based upon updated current market information. Because the amount of this increase offset the effect of the termination of the lease obligations for amounts below the related accruals, there was no net effect on our operating results due to these changes in our sublease loss accrual.

Interest Income

        Interest income consists primarily of interest earned on cash, cash equivalents and marketable securities available-for-sale. Interest income decreased from $0.3 million in the third quarter of 2001 to $0.2 million in the third quarter of 2002. A decrease in investment yields accounted for the lower interest income in the third quarter of 2002.

Liquidity and Capital Resources

        Cash, cash equivalents and marketable securities available-for-sale of $37.4 million at September 30, 2002 decreased from $38.6 million at December 31, 2001 and $39.7 million at June 30, 2002. The decline was due to several significant third quarter payments, including severance payments, renewals of insurance premiums, payments to terminate leases for facilities we no longer occupy and payments to vendors. Working capital of $24.6 million at September 30, 2002 decreased $1.1 million from $25.7 million at December 31, 2001 and increased $1.6 million from $23.0 million at June 30, 2002. Our days sales outstanding were 47 days at September 30, 2002, an improvement from 64 days at September 30, 2001, 58 days at December 31, 2001, and 50 days at June 30, 2002.

        Total assets decreased from $93.9 million at December 31, 2001 to $84.6 million at September 30, 2002 primarily due to a reduction in accounts receivable; cash, cash equivalents and marketable securities available-for-sale; the recurring depreciation of property and equipment; and the amortization of capitalized service and product development costs and other intangible assets. Total liabilities decreased from $47.2 million at December 31, 2001 to $41.7 million at September 30, 2002, resulting from the decline in accounts payable associated with the significant third quarter cash payments discussed above.

        We expect total cash, cash equivalents and marketable securities available-for-sale to increase during the fourth quarter of 2002 and to end the year in line with the amount of cash, cash equivalents and marketable securities available-for-sale as of December 31, 2002. We believe that the cash, cash equivalents and marketable securities available-for-sale at September 30, 2002 and cash anticipated to be generated from future operations will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. If we require additional capital resources to grow our business, execute our operating plans or acquire new or complementary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities. Any additional equity financing may be dilutive to our stockholders, and debt financing may involve restrictive covenants and increase our leverage. However, we cannot be certain that additional funding will be available on acceptable terms or at all. We have no plans to pay dividends with respect to our common stock in the foreseeable future.

        During 1997, 1998, and 2000, our Board of Directors authorized the repurchase of an aggregate of $15 million of our common stock in both open market and block transactions, of which approximately $7 million has been repurchased as of September 30, 2002. Shares purchased under this program are held in the corporate treasury for future use including employee stock option grants and the Employee Stock Purchase Plan. Management continues to evaluate the appropriateness of additional share buy backs. Management will obtain Board approval prior to any further stock repurchases under the existing share repurchase program.

        During 2001 and the nine month period ended September 30, 2002, a significant portion of our cash inflow was generated by our operations. If our operating results decline as a result of decreases in customer demand or decreases in acceptance of our future products, our ability to generate positive cash flow from operations would be jeopardized.

        At September 30, 2002, future payments under contractual arrangements are as follows (in thousands):

	Minimum Lease Commitments (1)	Deferred Acquisition Payment(2)	Severance	Vendor Commitments (3)	Total
2002 (remaining 3 months)	$1,969	—	$695	$2,400	$5,064
2003	7,664	$2,500	1,378	14,574	26,116
2004	6,711	—	—	13,701	20,412
2005	4,923	—	—	6,635	11,558
2006	4,949	—	—	—	4,949
2007 & thereafter	19,407	—	—	—	19,407

Total	$45,623	$2,500	$2,073	$37,310	$87,506

(1)
Represents operating lease commitments for facilities in use and other equipment, as well as capital lease obligations. The table also includes minimum lease commitments for vacant facilities that are available for sublease. Receipt of these estimated sublease payments has not been included.

(2)
Represents accrued acquisition payment in connection with the Image Info merger agreement.

(3)
Represents the remaining obligations as of September 30, 2002 under (a) the IBM VAN and related services contract that became effective July 1, 2002 and expires June 30, 2005 (see Note 9 to the condensed consolidated financial statements), (b) the note payable to IBM CrossWorlds (see Note 7 to the condensed consolidated financial statements), and (c) the contract with Advanstar (see Note 9 to the condensed consolidated financial statements).

Stock Options

        As illustrated in the table included in Note 8 to the condensed consolidated financial statements, outstanding stock options totaled 3.2 million as of September 30, 2002, unchanged from total outstanding options as of December 31, 2001, including the effects of option grants to the new management team and options that were canceled when former employees elected not to exercise their options within the specified exercise period as provided in our stock option plans. These canceled stock options become available for future issuances under our stock option plans. At September 30, 2002, we had 1.4 million options available for grant under our stock option plans.

RISKS AND UNCERTAINTIES RELATING TO OUR BUSINESS

        Set forth below and elsewhere in this quarterly report and in other documents we file with Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report.

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

        In January 2002, one of our largest customers, Kmart, filed for bankruptcy. In addition, we believe that the retail industry is consolidating. During the third quarter, one of our major retailers consolidated certain of its retail operations. Moreover, we expect that retailers will continue to reorganize their operations in attempts to improve operating efficiencies. To the extent that such reorganizations reduce the number of their retail operations, the number of our trading partnerships could also be reduced, which, under our present pricing structure, would reduce net sales in future periods and could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced significant losses in recent fiscal periods and may experience losses in future periods.

        We have recently incurred significant losses, including net losses of $173.3 million for the year ended December 31, 2001 and $5.0 million for the nine months ended September 30, 2002. A substantial amount of these losses for 2001 were in connection with non-cash charges relating to the impairment of intangible assets, including technology and goodwill, acquired through our acquisitions in recent years of RockPort, Image Info, and Retail Data Services, as well as our acquisition of the outstanding minority interest of Tradeweave. We may continue to incur non-cash charges related to the impairment of other intangible assets, as well as non-cash charges related to stock compensation. Further impairment of intangible assets could occur, since the revenue and income potential of some of our services and products are unproven and some of the markets we are addressing are in the early stages of development. There can be no assurance that new services and products introduced by us will gain market acceptance, or that new technologies or business methods will not be developed that replace or reduce the importance of our current offerings, and thus we may need to take additional material impairment losses.

We have recently experienced significant changes in our senior management team.

        In recent years we have experienced significant turnover in our management team. Our current President and Chief Executive Officer joined us in October 2001, and our current Chief Financial Officer joined us in January 2002. Other members of management have also joined us only recently, and the team as a whole has had a limited time to work together. A number of executives have also left the business. Our success depends upon the performance of our executive officers and other key employees and the ability of our management team to work together effectively. There can be no assurance that the management team will be able to work together effectively, that we can continue to retain or recruit necessary additional personnel, or that such new personnel will be efficiently integrated or be adequate for our current or future operations.

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

        In 2000, we acquired Image Info and Rockport Trade Systems, companies whose products included software applications. In early 2001, we acquired the minority interest of our subsidiary, Tradeweave, and integrated its operations into ours. In September 2001, we discontinued our Tradeweave Digital Photography service, which had been acquired through our acquisition of Image Info in January 2000. We have had limited experience in integrating and managing acquired companies and selling products such as enterprise software applications and related services. In addition, certain of these acquired service and product offerings do not fit in our traditional network-based recurring revenue business model. Revenues to date from products obtained through these acquisitions have been below our expectations at the times of the acquisitions resulting in the recognition of a significant impairment loss at the end of 2001. We continue to evaluate the recoverability of the remaining intangible asset. We may experience additional impairment losses in the future.

We may continue to enter into mergers in order to expand our operations.

        We may choose to continue to expand our operations or market presence through mergers, acquisitions, joint ventures or other strategic alliances with third parties. There are a number of risks associated with such transactions, such as the difficulty of assimilating the operations, technology and personnel of the combined companies; the potential disruption of our ongoing business; the diversion of attention of management; the inability to retain key technical and managerial personnel; additional expenses associated with the amortization or impairment of acquired intangible assets; the potential assumption of additional debt, and/or an issuance of equity, which could be dilutive to existing stockholders; the maintenance of uniform standards, controls and policies; and the impairment of relationships with existing employees and customers. We may not succeed in overcoming these risks or any other potential problems encountered in connection with such mergers or similar transactions, and such transactions may have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to protect our proprietary technology and information, and we may be subject to claims of infringement.

        Intellectual property laws afford only limited protection. Any patents issued to us may be invalidated, circumvented or challenged, and pending or future patent applications may not be issued with the scope of the claims we seek, if at all. Existing copyright laws afford only limited protection, and we may not be able to police unauthorized use of our services, proprietary technology, or information. In addition, the laws of certain countries in which our products and services may be distributed may not protect our proprietary rights as fully as do the laws of the United States. If unauthorized third parties obtain and use our proprietary technology and information, our business, results of operations and financial condition may be materially adversely affected. In addition, claims by third parties regarding the infringement of alleged intellectual property rights are a frequent occurrence in our industry. Although we do not believe that we are infringing any proprietary rights of others, any such third party claims may materially adversely affect our business, operating results and financial condition.

Certain anti-takeover provisions could discourage attempts to acquire control of us.

        We are a Delaware corporation. The Delaware General Corporation Law and our bylaws and certificate of incorporation contain certain provisions that may make a change in control of our company more difficult or prevent the removal of incumbent directors. For example, our certificate of incorporation provides for a classified Board of Directors and our bylaws and certificate of incorporation allow our Board of Directors to expand its size and fill any vacancies without stockholder approval. In addition, our stockholders are not entitled to call a meeting or to act by written consent and may remove directors only for cause. Furthermore, our Board of Directors has the authority to issue preferred stock and to designate voting rights, dividend rates and privileges of the preferred stock, all of which may be senior to the rights of the common stockholders. On October 17, 2002, our Board of Directors adopted a stockholder rights plan. For further information regarding this stockholder rights plan, see our report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002.

Our stock price may fluctuate substantially.

        The market price of our common stock has fluctuated significantly since the initial public offering of our common stock in August 1993 and could be subject to significant fluctuations in the future based on any number of factors, such as announcements of new services by us or by our competitors; fluctuations in our quarterly financial results or our competitors'; changes in analysts' estimates of our financial performance or our failure to meet these estimates; changes in categorization of our stock (e.g., value vs. growth) by third parties; conditions in the Internet commerce, retail information service, and high technology industries generally; and conditions in the financial markets generally. The market price of our common stock may continue to experience significant fluctuations in the future.

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

        The table below presents principal amounts and related weighted average interest rates due by date of maturity for the marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At September 30, 2002, the weighted average maturity of the marketable securities portfolio was 201 days.

	Maturity 2002	Maturity 2003	Maturity 2004	Total	Fair Value at September 30, 2002
	(Amounts in thousands)
Municipal Agencies	$2,500	$—	$502	$3,002	$3,017
Corporations	1,806	1,180	—	2,986	2,992

Total	$4,306	$1,180	$502	$5,988	$6,009

Weighted average interest rate	2.29%	4.02%	4.43%	2.81%	2.82%

Foreign Currency Risk

        We have no significant investments outside the United States of America and do not have material transactional foreign currency risk because less than 5% of our billings are in a currency other than the U.S. dollar. We have no significant hedging activity.

Item 4.    Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective.

        (b)    Changes in internal controls.    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

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

        In connection with the merger agreement relating to our acquisition of Image Info, we paid to the former shareholders of Image Info a deferred acquisition payment of $2.5 million in 2001. We also would have been required to pay the former shareholders of Image Info an additional $2.5 million in 2002 if revenue attributable to the acquired business met the minimum amount described in the merger agreement for 2001. We have determined that the revenue attributable to the acquired business did not reach the minimum amount required for 2001. On October 8, 2002, Craig Schlossberg, purporting to act on behalf of the former shareholders of Image Info, Inc. filed a lawsuit against the Company and WS Acquisition Corp. in the Superior Court of California for the City and County of San Francisco, Action No. 413225. The Complaint alleges claims for Breach of Contract, Breach of the Covenant of Good Faith and Fair Dealing, and Declaratory Relief based upon plaintiff's contention that the Company is obligated to make the second payment of $2.5 million even though the revenue attributable to the Image Info business did not reach the minimum amount specified in the merger agreement for 2001. The Company believes that the lawsuit is without merit and intends to vigorously defend the action. The deferred acquisition payment has already been accounted for in the acquisition cost for the original transaction.

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

Item 6.    Exhibits and Reports on Form 8-K

A.    Exhibits

Exhibit Number		Description
3.6		Amended and Restated Bylaws, effective as of October 17, 2002
10.40	#	IBM Business Partner Agreement effective as of July 1, 2002 between International Business Machines Corporation and the Company
10.41	#	Staffing Services Agreement effective as of October 14, 2002 by and between Pomerantz Staffing Services LLC and QRS Sales and Services Corporation, a wholly-owned subsidiary of the Company
10.42		Form of Indemnification Agreement for Directors and Executive Officers (as approved by the Board of Directors of the Company on October 17, 2002)
# Confidential Treatment has been requested with respect to portions of this document.

B.    Reports on Form 8-K

Date	Item Reported
August 14, 2002
On August 14, 2002, the Company announced that its Quarterly Report on Form 10-Q for the period ended June 30, 2002, as filed with 2002 the Securities and Exchange Commission on August 14, 2002 was accompanied by the certification of each of the Chief Executive Officer, Elizabeth A. Fetter, and Chief Financial Officer, John C. Parsons, Jr., of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

QRS CORPORATION
November 14, 2002
/s/ JOHN C. PARSONS, JR. John C. Parsons, Jr. Senior Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

CERTIFICATION

I, Elizabeth A. Fetter., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of QRS Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ ELIZABETH A. FETTER Elizabeth A. Fetter President and Chief Executive Officer

CERTIFICATION

I, John C. Parsons, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of QRS Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOHN C. PARSONS, JR. John C. Parsons, Jr. Senior Vice President, Chief Financial Officer

QuickLinks

QRS CORPORATION FORM 10-Q INDEX
QRS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 (Dollars in thousands, except share and per share amounts) (Unaudited)
QRS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Dollars in thousands, except share and per share amounts) (Unaudited)
QRS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2002 and 2001 (Dollars in thousands) (Unaudited)
QRS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIGNATURES
CERTIFICATION
CERTIFICATION