Form 10-K
period 2002-12-31
QRS CORP
filed 2003-03-28
CIK 906551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 0-21958

QRS Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0102251 (I.R.S. Employer identification No.)

1400 Marina Way South, Richmond, California 94804

(Address of principal executive offices, including zip code)

(510) 215-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of March 18, 2003, there were 15,803,721 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $78.3 million based upon the closing price for shares of the registrant’s common stock on that date as reported by The Nasdaq National Market.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QRS CORPORATION

2002 FORM 10-K ANNUAL REPORT

PART I

Item 1. BUSINESS

Except for the historical financial information contained herein, the matters discussed in this report may be considered “forward looking” statements under federal securities laws. Such statements include declarations regarding our intentions, beliefs, expectations or strategies. We assume no obligation to update any forward looking statements. Forward looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward looking statements as a result of various factors, including but not limited to those set forth under this Item and “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks Relating to Our Business” as well as those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

General

QRS Corporation (“QRS,” the “Company”, or “we” or “us”) was established in 1988 and is a provider of collaborative commerce solutions for the retail industry trading community. Our products and services help thousands of retailers, vendors, manufacturers, suppliers, wholesalers and distributors to connect and communicate electronically, transact business, collaborate on processes and decisions, and differentiate their brands in the global marketplace. Our products and services are typically integrated with our customers’ enterprise information technology systems in order to deliver greater benefits and efficiencies to these customers.

We market our products and services in three Solutions Groups: Software Applications, Trading Community Management and Global Services. Our Software Applications automate and help optimize business processes between companies. Specifically, they support the following business functions: product data synchronization; collaborative product planning, design, production, and shipment; online merchandising, promotions and sales; and supply chain exception management. Our Software Applications include both enterprise applications installed on customers’ computer systems and hosted applications installed on our computer systems.

Our Trading Community Management solutions allow retailers, vendors and their trading partners to exchange electronic business documents (such as purchase orders, invoices and advance ship notices) and collaborate on business processes (such as inventory management and financial reconciliation). These electronic transactions are conducted over a value added network (VAN) or over the Internet. Our products and services eliminate paper transactions, mail delays and manual data entry errors as the communication of these electronic business documents is typically integrated with the accounting and inventory systems of our customers and their trading partners.

Our Global Services include the collection, analysis and delivery of information, such as store-level pricing data and metrics, for use in our customers’ strategic and tactical decisions; software implementation and integration services; retail solutions consulting; and technical support and training services for our various solutions.

In 2002, we improved our operations. During the year, we reduced operating expenses and improved gross margins. While we recognized an operating loss for the full year, we were profitable for the third and fourth quarters. We also replaced members of our senior management team, executed previously planned real estate consolidations and discontinued several unprofitable software applications, as announced in the fourth quarter of 2001.

In 2001, we integrated our subsidiary, Tradeweave, Inc., which we formed in 1999 as an Internet-based services company to provide an on-line marketplace for the disposition of surplus and mark-down apparel. In 2000, we acquired Rockport Trade Systems, Inc., which offered a sourcing software application for improved supply capabilities, financial order management, international logistics and customs management, and Image Info Inc., which offered imaging software and services. In 1999, we purchased Retail Data Services, Inc., a market research and data management firm that collected, verified and analyzed pricing, promotion and distribution information. In 1998, we acquired Custom-Designed Information Systems Corp. and Mueller Associates, Inc. to enhance our EDI-based services.

Information concerning our 2001 restructuring expenses and impairment losses and related financial information is summarized in Notes 7 and 8 to the Consolidated Financial Statements and elsewhere under “Item 8—Financial Statements and Supplementary Data.”

Industry

Generating more than $3 trillion annually in sales, retail is the second largest industry in the United States, as reported by the U.S. Census Bureau. The retail industry supply chain process includes hundreds of collaborative steps among thousands of retailers, vendors, suppliers, manufacturers and other intermediaries to create, manufacture and move products from source to store. The retail industry is characterized by multiple product sourcing options, a wide array of products and multi-channel shopping venues that include retail stores, outlet malls, mail-order catalogues and Internet sites. Competition for retail customers and wholesale orders is intense, so industry participants must be able to meet consumer demand quickly, accurately and at the most competitive price. This is particularly true in difficult economic conditions.

In the mid-1980s, a cooperative industry effort to better enable the electronic processing of data led to the creation of certain data format standards, including the adoption of electronic data interchange (EDI), uniform product code (UPC) and, in Europe and other international markets, the European article number (EAN) standards.

EDI is a standard data format for electronic data communication between businesses such as retailers and suppliers, which can be sent over a private value added network (VAN) or over the Internet. The UPC and EAN data formats allow for the consistent identification of merchandise throughout the supply chain process, from product design to the point of sale. The use of UPC and EAN data greatly increases the efficiency with which retailers and manufacturers can mark, track and exchange detailed product information. As a result of these standards and technologies, retailers, vendors, suppliers and manufacturers have been able to significantly reduce the cost of financial operations, mismatches between purchase orders and invoices, inaccurate product shipments and stock-outs. A major portion of QRS’ business remains focused on enabling retail industry participants to connect with each other and transact business through the use of these automated communications and product identification standards.

In recent years, more and more software applications have been used by the retail industry to improve collaboration with partners and to automate mission-critical processes and transactions across their supply chains. Such software applications are generally focused on enabling real-time data sharing and collaboration across various supply chain activities, including product design, sourcing, demand forecasting, collaborative assortment planning, purchasing, logistics, distribution, promotions, pricing, sales analysis and replenishment.

QRS seeks to help retail industry participants improve the quality and efficiency of their inter-enterprise processes to improve business performance. QRS® collaborative commerce solutions speed electronic communication and commerce between retail trading partners. QRS also offers additional supply chain automation and intelligence to improve cross-company productivity, increase supply chain visibility and help resolve supply chain issues before they cause business problems. QRS offers solutions that help meet the diverse needs of members of the global retail trading community, essentially regardless of company size, technology infrastructure, or retail segment.

QRS Mission and Strategy

Our mission is to enable retailers, vendors, suppliers and manufacturers and their supporting business partners to connect, transact, collaborate and differentiate within their global trading community to improve business performance. QRS plans to focus on meeting customers’ current and emerging needs, adding value to their existing technology and anticipating future market requirements in the highly dynamic retail market. We currently target a portion of the supply chain software and services market that is both large and growing, according to AMR Research estimates.

We believe that our customers’ competitive advantage is built on their ability to differentiate both their offering and their operational capabilities. To do this, they need to collaborate effectively with other members of their trading community. Internal optimization of a customer’s business is unlikely to be enough to differentiate in the marketplace today. To collaborate, trading partners must interact and transact business together. Automation of transactions helps makes collaboration effective and differentiation possible. To transact, companies must be connected or networked. We believe that QRS is well positioned to add value to our customers because we offer the products and services that companies need to connect, transact, collaborate and differentiate.

In 2002, we focused on returning the Company to profitability. We reported net and operating profits in the third and fourth quarters. We are now shifting our focus to identifying opportunities for potential future growth. Today, QRS provides a suite of solutions including networking software and services, automated document exchange, product data synchronization, product sourcing and merchandising applications, exception management application, web-based sales tool and store-level information gathering services to optimize the business processes of the retailing industry.

Our growth strategy over the next few years is three-fold: 1) deepen our relationships with our existing customers, 2) expand our presence in new retail segments and geographies and with additional trading partners and 3) introduce new solutions that deliver value to our customers by helping them better differentiate their companies in the marketplace.

To support this growth strategy, we plan to invest in the development of new and existing services and supporting technology.

Deepening Our Relationships With Our Existing Customers

We believe we can grow our business with existing customers by helping them automate more transactions with their trading partners. To this end, we will continue to augment our existing solutions with support for evolving industry standards. We did this in 2002 with the expansion of our Trading Community Management offering to better support the Internet, in part through a partnership with Cyclone Commerce. Today, we support a breadth of offerings including data exchange for EDI and eXtensible Markup Language (XML) via both value added networks (VANs) and the Internet. We will continue to support a broad range of communications options to help our customers automate more of their business processes as newer technologies gain widespread adoption. We will additionally look for ways to help our customers realize the benefits of automating more business processes with current trading partners and of automating new business processes with new trading partners.

With our more than 8,000 customers, primarily in the North American general merchandise and apparel segment, we also plan to cross-sell and up-sell services across our product offering. We plan on increasing our penetration within our existing customer base by actively marketing and selling the full range of QRS Software Applications, Trading Community Management solutions and Global Services.

Expanding Our Presence In New Retail Segments And Geographies And With Additional Trading Partners

Our second area of focus is to expand our trading community, building on the success we had in 2002 with retail segments beyond general merchandise and apparel. Our leadership position in the North American general merchandise and apparel segment gives us credibility to achieve further adoption of our solutions in other retail industry segments such as grocery, consumer packaged goods, hard lines, consumer electronics and food and drug. During 2002, we obtained business in these segments from existing and new customers including Food Lion, Huffy Bicycles, Ingram Micro, L’Oreal, Modell’s Sporting Goods, Sears, Roebuck & Co. and The Kroger Company.

To aid our expansion in new retail segments, we support the formation of communication standards to help retailers, vendors, suppliers and manufacturers realize the benefits of automated communication. To this end, we have formed an alliance with UCCnet through which QRS Catalogue™ will be a preferred partner to the UCCnet

GLOBALregistry. We expect this alliance will help increase our presence in the grocery and consumer packaged goods segment while helping our existing customers extend their reach to new retail formats and markets.

We will continue to invest in our European sales and operations to increase our share of the supply chain technology market in the region. We believe that the U.K., France and Germany markets are ready to begin adopting comprehensive data synchronization solutions because retail companies in this region are recognizing that inaccurate product information negatively impacts retail sales and because standards are being developed, facilitating inter-company communication. We also anticipate demand for supply chain visibility and proactive error detection and resolution solutions in the region. In early 2003, we announced a new agreement with Tibbett & Britten Group, a leading European logistics service provider, to allow it to incorporate QRS Sourcing™ in its global supply chain management solution, giving us an expanded avenue to serve top European retailers. Also in early 2003, we announced an agreement with Influe, a Paris-based e-commerce products and services company with strong multi-lingual capabilities. Influe will provide a web-based, language-specific interface to help customers upload their product information to the QRS Catalogue™, and Influe has agreed to co-sell QRS Catalogue™ to its current base of 4,500 customers. We may form additional strategic relationships to help multiply our efforts in the European market while leveraging our experience in North American general merchandise and apparel.

We have historically focused primarily on supporting the trading relationships between vendors and retailers. Under our current sales model, we will also look for opportunities to expand our footprint in the communities of tens of thousands of service providers and upstream manufacturers, suppliers and distributors serving our existing customer base.

Introducing New Solutions That Deliver Value To Our Customers

We believe that we are well positioned to leverage and augment our current strength of helping companies connect, transact and collaborate to deliver solutions that help our customers successfully differentiate themselves in the marketplace. Our product strategy will help our customers continue to work together and collaborate so that they can improve the performance of their supply chains. To that end, in early 2003, we introduced an exception management application, QRS Insight, to help our customers obtain greater visibility into ordering, planning and payment processes. We will continue to look for additional ways to enhance our solutions set and form strategic alliances to help our customers collaborate and differentiate themselves in the marketplace.

We additionally believe that we can increase our presence in the growing supplier relationship management, international trade logistics and supply chain event management markets. Given current poor economic conditions generally, the retail industry is experiencing an even greater imperative to anticipate consumer trends, offer competitive pricing and minimize operating costs. This situation puts pressure on the retail industry to accelerate product lifecycles and deliver products to market more quickly, both of which require an increased reliance on global trading partners. We believe that our current and future solutions can help our customers meet these needs by more effectively transacting and collaborating with their trading partners.

To aid in the adoption of our current and future solutions, we will look to form additional channel partnerships. Historically, our own direct sales force has generated the great majority of our sales, although we have also established relationships with system integrators, consulting firms and similar sales channels. While our direct sales presence allows us to focus attention on our customer communities, system integrators and other secondary sales channels can play an important role in the technology selection process of many of our larger customers. We believe that expanding our relationships with these other channel partners, both in depth and in number, will benefit our competitive position.

QRS Solutions

Our collaborative commerce solutions provide the capability for companies of virtually any size or technology infrastructure to connect and transact business with each other. Through a combination of QRS Exchange™ for electronic communication and QRS Catalogue™ for reliable product information management, we believe our customers reduce errors, time and cost. QRS Exchange™ is a suite of networking software and services for electronic communication between companies. QRS Catalogue™ synchronizes product information, which facilitates accurate purchases between retail trading partners and forms the basis for effective communication throughout the retail supply chain. With these two products, QRS has established one of the largest networks of trading partners in the retail industry and the largest source for product information in the North America general merchandise and apparel retail segment.

Beyond QRS Exchange™ and QRS Catalogue™, QRS Sourcing™ supports supply chain management and accountability from product concept creation to final delivery, facilitating the entire end-to-end process in a single system. With communication, costing and tracking capabilities, QRS Sourcing™ optimizes supplier selection and saves time and effort in developing branded goods, relaying changes to manufacturing partners, handling purchasing and finance, clearing customs, and tracking orders for on-time shipments. With our newly launched QRS Insight application, retail industry trading partners can gain visibility into the activities of their supply chain and can take proactive steps to minimize the potential impacts of supply chain disruptions.

We market our solutions in three primary Solutions Groups: Software Applications, Trading Community Management and Global Services. The following chart shows our current product set within each Solutions Group:

Software Applications	Trading Community Management	Global Services
QRS Catalogue™	QRS Exchange™	QRS Retail Intelligence ServicesSM
QRS Sourcing™	QRS Compliance Link™	QRS Professional ServicesSM
QRS Insight		QRS Product Support and Maintenance
QRS Merchandising™
QRS Showroom™

Software Applications

QRS Catalogue™. The QRS Catalogue™ data synchronization application features the largest centralized product information database for the retail industry consisting of information on over 90 million products. QRS Catalogue™ features multiple access options, including a web-based user interface, EDI, eXtensible Markup Language (XML) and real-time application integration. It also features extensive data synchronization that allows vendors to upload a single catalogue for all their trading partners while tailoring data visibility for each member of their trading community as needed. QRS Catalogue™ enables retailers and their vendors to complete orders more quickly, better check product prices, simplify returns processing and feed product replenishment systems with more accurate and relevant models.

QRS Sourcing™. Our sourcing software application is designed to enable customers to improve their collaborative sourcing and supply capabilities, financial order management, international logistics and customs management efforts.

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

•

International Logistics and Customs. The international logistics and customs module provides global shipment track-and-trace capability by the original order, item or stock keeping unit (SKU); generates vendor or shipment booking based on a commercial invoice; manages shipment consolidation and deconsolidation processes, allowing for multiple origins and destinations; generates, collects and tracks international documentation; and pre-classifies goods to expedite customs processing.

QRS Insight. This enterprise software application helps companies and their business managers proactively resolve supply chain problems. It monitors enterprise systems and databases, detects problems, alerts the appropriate users, enables collaborative resolution, and escalates issues as necessary. QRS Insight also provides reporting and analysis based on Key Performance Indicators (KPIs).

QRS Merchandising™. The merchandising application allows planners to create buy plans with multiple “what if” scenarios and to work at the store cluster level to update style information as a product line is developed. The visibility provided into both factory commitments and market-week sales data allows vendors to order against seasonal plans in real time. As a result, vendors are able to respond more quickly to changing market conditions and to better manage supply and demand.

QRS Showroom™. The QRS Showroom™ software application enables vendors and private label groups to create customized, targeted on-line merchandise presentations for their retail buyers. Users can perform a visual review of merchandise simply via access to a standard Web browser. A simple point-and-click interface creates targeted, customized merchandise presentations and pricing, and multiple data formats (including EDI, XML, fax and e-mail) enable integration with legacy communications systems.

Trading Community Management

QRS Exchange™. This value-added communications solution suite allows trading partners to send, receive, route, and store for retrieval various data, commercial transactions and documents in multiple technologies. We also provide trading community enablement services through which we plan, communicate, and implement electronic commerce programs for large trading communities consisting of companies who may have disparate technological capabilities. We do this through a proven and repeatable process that brings together our experienced team of enablement professionals and an array of enablement solutions that support companies of virtually any size and infrastructure. Included within QRS Exchange™ are the following products and services:

•	Data Exchange. Data Exchange is an EDI solution via an electronic mailbox approach that can resolve many of the complexities of inter-company communications, since communications can be established across dissimilar machines and across disparate connectivity architectures and protocols.

•	Internet Transaction Exchange. Internet Transaction Exchange provides an alternative messaging system that is Internet capable and that supports multiple data formats and protocols such as XML and RosettaNet. It also provides an alternative to traditional value added network services without disrupting customers’ current trading environment.

•	Enterprise Business Exchange. Enterprise Business Exchange is enterprise software providing real-time data and document delivery that helps companies connect, integrate and optimize business operations.

•	QRS Web Forms™. QRS Web Forms™ is an Internet-based means of sending and receiving EDI documents and is aimed at streamlining the purchasing and procurement process. QRS Web Forms™ establishes connectivity to trading partners; manages the day-to-day operations of data exchange; supports multiple EDI documents (including purchase order initiation, changes, acknowledgements, and status inquiries and reports; credit/debit adjustments; payment order/remittance advices; invoices; UCC-128 case labels; and advance ship notices); and includes a number of manifest, bill of lading, and packing list reports.

•

QRS Managed EC™. Our QRS Managed EC™ operations centers enable small- and medium-sized companies to participate in EDI networks via simple fax, phone and e-mail communications without having to make a significant investment in communications systems. The operations centers set up the connectivity to trading partners and manage the data exchange transaction fees and other day-to-day operations of data exchange. QRS Managed EC™ operations centers also perform Tags and Label Services that consist of production assistance relating to retailing hang tags and bar code labels. Such services allow customers to outsource the labor intensive effort involved in merchandise tagging.

•	Access Services. Access Services provide high-speed managed connections over dedicated lines. Dedicated lines eliminate the difficulties otherwise presented by dropped connections or busy signals, and provide an “always-on” connection. The leased lines are secure and are fully managed by QRS. Access Services also provide networking connections via remote access to a frame relay network, an Internet protocol based network and a SNA network.

QRS Compliance Link™. This web-based product is designed to simplify and streamline the trading community enablement process and allow companies to realize the benefits of their e-commerce initiatives more quickly. The solution gives companies the ability to monitor the status of vendors, while offering vendors an intuitive tool to automate the start-up processes. QRS Compliance Link™ provides tracing, program management, online transaction testing and a standards repository to simplify what might otherwise be a complex and time-consuming task.

Global Services

QRS Retail Intelligence ServicesSM. QRS Retail Intelligence ServicesSM include competitive price audit, price scan verification and data collection services. Such competitive intelligence enables our customers to leverage important product and consumer information at the store level to aid in their individual strategic and tactical decision making processes.

QRS Professional ServicesSM. QRS Professional ServicesSM provide customers with expertise in a wide variety of retail technology situations. We believe that an important factor in the success of any collaborative process lies in the ability for customers and trading communities to have access to the enablement, integration and training required to take full advantage of the applications being used. Our QRS Professional ServicesSM group provides customers with comprehensive integration, training, and support services.

QRS Product Support and Maintenance. We offer product support and maintenance to all our customers at the time of product purchase. We offer support via phone, fax, email and a web-based customer portal called QRS Customer Center. Customers can report problems or inquiries five days a week, Monday through Friday during business hours of 8 a.m. to 5 p.m. Eastern Time. We also operate a 24-hour hotline for most business critical situations for customers and have a program to regularly contact customers to ensure customer satisfaction, currency of catalogue data, and maximization of trading partner opportunities. Other forms of customer support services include e-mail and web-based support, documentation and updates.

Customers

Our historical focus has been on providing products and services to the general merchandise and apparel segment of the retail industry. This remains QRS’ largest and most important segment within the retail industry. However, we have broadened our customer base across other segments of the retail industry. Through our QRS Retail Intelligence ServicesSM we have penetrated the grocery and mass merchant segments, and our QRS Sourcing™ software has assisted us in expanding to a number of specialty retailing segments. We have also had some success selling our Trading Community Management services in the grocery and mass merchant segments. The remainder of our products are still primarily sold in the general merchandise and apparel segment.

The Company’s North American customers are among the most recognizable names in retail, such as Duane Reade Inc., Federated Department Stores Inc., Group Clarins USA, Sears, Roebuck and Co., Stride Rite Corp. and The Kroger Co. QRS’ customers include:

•	8 of the top 10 retailers worldwide, representing more than $506 billion in sales(1)

•	18 of the top 20 retailers in the U.S., representing more than $729 billion in sales(2)

•	19 of the top 20 apparel and footwear companies worldwide, representing more than $57 billion in sales(3)

•	9 of the top 10 supermarkets in the U.S., representing more than $205 billion in estimated sales(4)

•	11 of the top 12 department stores in the U.S., representing more than $119 billion in sales(5)

We have a number of international customers including Argos Retail Group, KarstadtQuelle AG and Selfridges plc.

(1)	Source: Retail Forward, Inc. The Top 100 Retailers Worldwide 2001, October 2002
(2)	Source: Stores Magazine, October 2002
(3)	Source: Consumer Goods Technology, December 2002
(4)	Source: Retail Forward, Inc. Industry Outlook: Food Channel, February 2002
(5)	Source: Stores Magazine August, 2002

Sales and Marketing

We sell our products and services to the global marketplace primarily through our direct field sales force and our telesales group. As of December 31, 2002, we had 66 sales people who are organized by strategic accounts, new market sales, inside sales, account management, sales operations and industry consulting. In addition, we are also considering forming channel sales agreements to leverage partner expertise and contacts with complementary business objectives. Sales leads come from many sources including retail industry conventions, trade shows, technology user groups and referrals. Our sales force utilizes a consultative approach, focused on establishing the benefits of our products and services to senior executives, information technology executives, and other management of existing and prospective customers. Sales compensation is dependent on meeting a predetermined minimum percentage of the sales quota and amounts vary depending on the size of sales and type of products and services sold.

Our sales model involves an initial focus on large retailers and large vendors with subsequent efforts to sell to their networks of trading partners. When large retailers or vendors use our services, they may recommend or require their trading partners to use our products and services to transact with them. Large retailers or vendors may have thousands of trading partners. Once a large retailer or vendor becomes a customer, our telesales group then contacts their trading partners to explain our services and how to transact business with the retailer or vendor using those services. This sales model may change as we expand to other retail segments and to additional trading community participants.

We offer our Enterprise Software Applications to customers through license agreements. The licensing of these products is often an enterprise-wide decision and generally requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products. In the case of QRS Sourcing™, the implementation involves a significant commitment of resources by prospective customers and commonly occurs in tandem with changes in customer business processes. The cost to the customer of a license to QRS Sourcing™ is typically only a portion of the hardware, software, development, training and integration costs of implementing a large-scale electronic commerce software system. In recent periods in particular, our sales of Enterprise Software Applications have been adversely affected by the retail industry’s economic difficulties as well as the pronounced slowdown in the software industry generally. Many potential customers of our Enterprise Software Applications have delayed or extended their purchasing decisions.

We have a comprehensive marketing program that includes public relations campaigns, media sponsorships, lead generation, partnership marketing programs, industry events including industry conventions, trade shows, user groups, analyst programs, and speaking engagements. We renewed our marketing effort in 2002 by simplifying and re-branding the full suite of QRS products and services and engaged a full-service public relations firm to help us promote our message. We also use our website to enhance our market presence and generate additional leads.

Service and Product Development

In order to support our growth strategy, we will invest in the development and enhancement of new and existing services and supporting technology. During 2003 and part of 2004, we plan to utilize internal resources to develop a new base technology platform which will help QRS more rapidly and efficiently deliver solutions that bring value to our customers. We intend to continue parallel development and enhancement efforts to our current products on their current technology platforms while building the new base platform. While our current plan is to perform these development efforts using internal resources, we are simultaneously evaluating opportunities to accelerate development, including through alliances, licensing, and strategic acquisitions.

Our platform investment will create an engine for common processes and functions for QRS applications. For example, the QRS Catalogue™ application currently has synchronization functionality used to match and validate Uniform Product Code (UPC) data. By moving the synchronization function to a common base product platform, future applications could leverage this synchronization function to match and validate other important supply chain data. In addition, we intend to include common administrative functions in the base product platform such as common user sign-on and permissions.

For our customers, we believe development and deployment of this new platform may yield incremental benefits in areas such as performance, scalability, availability and reliability. We believe that our current customers may also benefit from simpler integration to their own key business processes and from lower cost options that may become available for self-servicing customers. We believe our platform is a key part of our plan to bring our services to additional retail segments, allowing us to deliver value to new customers as well.

For QRS, this platform investment will help us develop new collaborative products and services more rapidly and more efficiently. Technologies that allow us to efficiently re-use our assets in new products, such as web services, will be available in our multi-tier, component-based, J2EE and .NET compliant architecture. There are potential revenue benefits available to us from reducing the time to market of new product introductions. The improvements to our QRS Catalogue™ will allow us to better service non-general merchandise and apparel retail segments and to move beyond our capabilities in data synchronization. We believe expanded capabilities for our QRS Catalogue™ application will help position us to address the emerging needs of new segments. We also believe this platform will reduce our overall operational costs due to greater automation of internal product operations, support and maintenance.

Once complete, we will add new customers to this new technology platform and migrate existing customers as quickly as they are ready for the migration through new releases and upgrades to existing software applications.

Also during 2003, we intend to upgrade the application server and database technology of our QRS Sourcing™ application. We plan on adding additional functionality to the web-enabled version of the QRS Sourcing™ application and on developing an application tool set to allow our customers and third parties to perform basic modifications to and extensions of the product.

Today, our QRS Catalogue™ and QRS Showroom™ software applications run on computer systems contained in our data center facility in Richmond, California. The data center operates 24 hours a day, seven days a week. It is connected to our network provider through redundant circuits with multiple routings to ensure availability. The data center consists primarily of leased mainframe, client/server, disk storage, tape drive, and other peripheral technology to provide online, batch and back-up operations. Customer and content data is backed up and shipped off-site daily. Our facility and data center are secured with controlled access doors and on-site security services. The data center is equipped with a Halon fire protection system, an uninterruptible power supply, and a diesel generator permitting continuous electrical power. We have also contracted for an alternative operations facility in the event of physical disaster.

Process Management

To ensure profitability and maximize our opportunities for cost optimization, we will assess and re-engineer business processes company-wide. In early 2003, we formed a corporate process management function that coordinates and manages cross-functional initiatives. Although each functional organization is responsible for delivery against these initiatives, the process management function ensures everyone is working in concert to meet the overall company goals. Initiatives such as pricing and billing, which involve sales, marketing, finance, legal and IT, or product rollout programs, which involve sales, marketing, finance, legal, support and trading community enabling, are coordinated and monitored for deliverables and dependencies. In addition, the process management function is chartered to document all internal processes and evaluate opportunities for improvement and efficiencies.

Competition

Competition in the market for the provision of our products and services has become more intense in recent years. In our traditional connectivity and network services market, served by our Trading Community Management Solutions Group, we compete primarily with GXS, formerly General Electric’s Information Services division (GEIS); and Sterling Commerce, a division of SBC Communications. In addition to the traditional VAN competitors, we also compete with smaller IP-based network providers, such as ICC, and software providers, such as bTrade and IPNet Solutions. In the market for catalogue solutions, our main competitor is GXS.

We believe the primary competitive factors in the retail market for these solutions include the breadth and quality of offered services; price; the size and nature of any existing customer base; customer service and support; the focus on, presence in and knowledge of the retail industry; the ability to offer product, merchandise and other related content; and the capacity to enable relationships among trading partners.

We believe the retail industry will continue for some time to utilize private or value added networks (VAN) for its supply chain management because significant variation remains in the form and sophistication of other retail electronic commerce solutions and because purchasers of such alternative solutions must often expend significant resources to integrate their existing electronic commerce technologies with any new technology. The management of trading partner communities will continue to be important to the retail industry, even as new technologies develop. We believe that industry participants will rely on external providers such as QRS for supply chain management solutions that can be integrated with existing equipment and infrastructure.

While we will continue to develop solutions for the Internet, we expect the majority of our Trading Community Management revenues for the foreseeable future to come from our traditional VAN-based EDI services. However, we believe the future success of our services will depend, in part, on our ability to continue developing products and services for the Internet. The increased commercial use of the Internet could require substantial modification and customization of our services and products and the introduction of additional services and products.

In addition, the changed technological landscape and the desire of companies to obtain market share have resulted in very strong and continuing price competition, particularly for our Data Exchange services. This competition has caused us from time to time to reduce prices on these services. As the industry continues to develop, we expect competition and pricing pressures to remain intense.

In the sourcing applications market, the competitive landscape is more fragmented. While we generally do not compete on the feature/function level with Retek, Manugistics, i2 Technologies, and JDA Software, we do compete from a market perspective. While QRS focuses within specific retail supply chain products and services, these companies offer broad supply chain solutions, and may solve a similar business problem. We also compete with Freeborders in the general merchandise and apparel segment. In addition, we may encounter competition from internal departments of companies that decide to develop their own supply chain management systems rather than to utilize the service and product offerings of external providers.

The in-store intelligence market is highly fragmented, with many local and regional players offering similar, labor-based solutions. QRS Retail Intelligence ServicesSM competes with these local and regional providers, brokers, and Mosaic Group Inc., another national provider. In addition, we may encounter competition from the internal field intelligence departments of companies. We believe competition in this market is based primarily on breadth of services, price, service levels, accuracy, and ability to serve a customers’ entire geographic footprint.

The supply chain event management and problem resolution market primarily involves three types of competitors. QRS Insight competes with point solution providers focused solely on supply chain event management such as Categoric Software, reporting tool companies which offer portions of event management functionality, and ERP providers who have developed event management tools for their own software suites. We believe competition in this market is based primarily on the breadth of applications covered by the event management tool, geographic and industry focus, the ability to collaborate, and the magnitude of hardware requirements.

The service bureau market is highly fragmented. QRS Managed EC™ competes with many small players offering fax/e-mail/EDI conversion and with SPS Commerce, a larger player. We believe competition in this market is based on price, breadth of retail subscribers, and service.

IBM Relationship

Since 1988, QRS has been a reseller of the IBM Value Added Network (VAN) that acts as the platform for some of our QRS Exchange™ suite of products and services such as Data Exchange, QRS Web Forms™, and QRS Managed EC™. Our agreement with IBM includes the purchase of a specified minimum amount of network services at agreed prices. This July 2002 agreement extended our relationship through June 2005, while simultaneously improving our cost structure when compared with the previous agreement. The agreement also allows for the purchase of other related services at a discounted rate, with no volume commitments or penalties. While we purchase network connectivity and electronic commerce-related services from IBM, a portion of the purchased connectivity services are actually provided by AT&T, which purchased IBM’s Global Network and corporate networking business in April 1999. IBM resells the AT&T Global Network to us.

We are not involved with the development, maintenance and operation of the IBM VAN.

Proprietary Rights

Our success and ability to compete is dependent in part on our ability to develop and maintain the proprietary aspect of our technology. The unauthorized copying or other misappropriation of our technology could enable third parties to benefit from our technology without paying for it.

We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, source code, documentation and other written materials under copyright and trade secret laws. We seek to protect our product information database through copyright laws.

Effective copyright and trade secret protection may be unavailable or limited in certain countries. We license our software products under signed license agreements that impose restrictions on the licensee’s ability to utilize the software and do not permit the resale, sublicense, or other transfer of the source code. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and independent consultants to execute confidentiality agreements with us and by restricting access to our source code.

Employees

At December 31, 2002, we had 512 full-time employees including:

•	95 in service and product development

•	94 in sales and marketing

•	250 in customer support, operations and services

•	73 in management, administration and finance

In addition, at December 31, 2002, we employed 11 part-time employees. We also use contractors from time to time as our business requires.

Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage, and we consider our employee relations to be good.

Executive Officers and Key Employees

The executive officers and key employees of the Company and their positions as of March 19, 2003 are as follows:

Name	Age	Position
Elizabeth A. Fetter	44	President, Chief Executive Officer and Director
Joyce Kim	34	Senior Vice President, Marketing
John C. Parsons, Jr.	51	Senior Vice President and Chief Financial Officer
James G. Rowley	37	Senior Vice President, Engineering and Chief Technology Officer
Fred L. Ruffin	46	Senior Vice President, Human Resources
Leonard R. Stein	47	Senior Vice President, Chief Development and Legal Officer and Secretary
Shak Akhtar	40	Vice President, Sales and Operations, EMEA
Ray Rike	40	Vice President, North America Sales

Elizabeth A. Fetter has served as President, Chief Executive Officer and a Director of QRS since October 2001. Prior to joining QRS, Ms. Fetter served as President, Chief Executive Officer and a Director of NorthPoint Communications, Inc., a DSL services provider, from March 2000 to April 2001, after serving as a Director since January 2000 and as the company’s President and Chief Operating Officer from March 1999 to March 2000. NorthPoint Communications filed for Chapter XI bankruptcy protection in January 2001 and subsequently sold the majority of its assets to AT&T in early 2001. From January 1998 until joining NorthPoint, Ms. Fetter was Vice President and General Manager of the Consumer Services Group at U S WEST, an integrated wireline, wireless and data services provider. From June 1997 to December 1997, Ms. Fetter served as Vice President and General Manager of Operator and Directory Services for SBC Communications Inc. From March 1991 to May 1997, Ms. Fetter held various executive positions in strategy, finance, sales, marketing and general management at Pacific Bell, most recently as President of the Industry Markets Group, where she was responsible for the Company’s wholesale, interconnection and resale businesses. Ms. Fetter also serves on the Board of Directors of Berbee, a provider of electronic commerce, infrastructure, and networking solutions, and Symmetricom, Inc., a manufacturer of high-speed data, timing and frequency products. Ms. Fetter holds a B.A., High Honors, in communications from Pennsylvania Sate University, and an M.S. in industrial administration and public policy, Highest Honors, from Carnegie Mellon University.

Joyce Kim has served as Senior Vice President, Marketing since March 2002, after serving as Vice President, Product Marketing since January 2002. Before joining QRS, Ms. Kim served as Vice President of Marketing and Product Management for NetVMG, an internet performance software company, from December 2000 to December 2001. Prior to that, Ms. Kim served as Vice President, Corporate Strategy and Interim Chief Operating Officer at NorthPoint Communications from July 1999 to December 2000. Prior to joining NorthPoint Communications, she held various management positions at Deloitte Consulting and Andersen Consulting (now Accenture). Ms. Kim holds a B.S. in architecture and a B.S. in finance from California Polytechnic University, San Luis Obispo, and an M.B.A. from UCLA.

John C. Parsons, Jr. has served as Senior Vice President and Chief Financial Officer of QRS since January 2002. Prior to joining QRS, Mr. Parsons was the Chief Operating Officer and Chief Financial Officer of Aim Technologies Inc., a customer relationship management solutions provider to the sports and entertainment industries, from January 2000 until March 2001. Prior to that, Mr. Parsons was a private investor during the period from January 1998 until December 1999. From February 1997 until November 1997 he was Chief Financial Officer and Vice President of Operations for Macromedia, Inc. and from December 1994 until February 1996 he was Chief Financial Officer and Vice President Operations for The Learning Company. Prior to joining The Learning Company, Mr. Parsons was a partner at Coopers & Lybrand, an international public accounting firm. Mr. Parsons also served as a Professional Accounting Fellow at the U.S. Securities & Exchange Commission from June 1987 until June 1989. Mr. Parsons holds an M.B.A. from Babson College and a B.S. in economics from Boston College. He is a member of both the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

James G. Rowley has served as Senior Vice President, Engineering and Chief Technology Officer since May 2002. Prior to joining QRS, Mr. Rowley served from February 1998 to December 2001 as the Chief Technology Officer and Senior Vice President, Engineering of CrossWorlds Software. Prior to that, he served as the Vice President of Applications Engineering for Scopus Technology from March 1997 to February 1998. Mr. Rowley served as Senior Director of Engineering at Siebel Systems from January 1995 to March 1997. He also held a variety of management positions with Oracle Corporation in development, consulting and support in several countries from July 1987 to January 1995. Mr. Rowley earned a B.S. and M.B.A. at New York University.

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

Leonard R. Stein has served as Senior Vice President, Chief Development and Legal Officer and Secretary since October 2002 and as Senior Vice President, General Counsel and Secretary of QRS since November 2001. Prior to joining QRS, Mr. Stein served from July 2000 to August 2001 as the Senior Vice President for Corporate Development, General Counsel and Corporate Secretary at Buzzsaw.com, a collaborative software and electronic commerce company. Mr. Stein served from January 2000 to June 2000 as Executive Vice President, Business Affairs, General Counsel and Corporate Secretary, and from March 1999 to January 2000 as Senior Vice President, General Counsel and Corporate Secretary, of Preview Travel, Inc., an online travel company. Prior to that, from September 1983 to March 1999, Mr. Stein was an associate (1983-1989) and shareholder (1989-1999) of the San Francisco law firm of Steefel, Levitt and Weiss. Mr. Stein earned B.A., magna cum laude, and M.A. degrees in economics from Yale University and holds a Juris Doctor degree, cum laude, from Harvard Law School.

Shak Akhtar has served as Vice President, Sales and Operations, EMEA since September 2002. Prior to joining QRS, Mr. Akhtar held several senior management positions at i2 Technologies in Europe from June 1999 to August 2002. Prior to joining i2, he served as the Divisional Director for Services Sector at SAP UK from January 1997 to June 1999. Mr. Akhtar also served in Sales and Sales Management Roles for JD Edwards where he worked from 1992 to 1997. Mr. Akhtar holds a B.A. degree in accounting and finance from Portsmouth University, England, and is a member of the Chartered Institute of Management Accountants.

Ray Rike has served as Vice President, North America Sales since December 2002. Before joining QRS, Mr. Rike was a Principal at CrossCommerce Consulting from May 2001 to November 2002. Previously, Mr. Rike served as the President and Chief Executive Officer of ECtone, Inc. from September 2000 to May 2001. Mr. Rike also served as the Global Vice President, Sales and Business Development at MarketFirst Software, Inc. from January 1998 to September 2000. Prior to joining MarketFirst Software, Mr. Rike served as Vice President, Worldwide Sales and Marketing for a joint venture between Netscape and GE from July 1996 to December 1997. Mr. Rike also held several management positions in sales, marketing and services at GE Global Exchange Services from July 1988 to June 1996. Mr. Rike earned his B.S. from Ohio State University.

Available Information

QRS maintains a web site at http://www.qrs.com. In the Investor Relations section, QRS posts its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, free of charge and as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2. PROPERTIES

QRS leases approximately 158,000 square feet of office space in Richmond, California for our corporate headquarters. Of this total, leases with respect to 111,000 square feet expire on June 30, 2010 and a lease for the remaining 47,000 square feet expires on June 30, 2011. Additionally, we lease approximately 20,000 square feet of office space in San Francisco, California, of which the entirety remains under a full term sublet agreement. This lease and sublease expire in October of 2004. We also lease approximately 24,000 square feet of office space in New York, New York of which a lease with respect to 5,000 square feet, which is under a full term sublet agreement, expires on January 31, 2004 and a lease for the remaining 18,500 square feet expires on November 30, 2010. We lease approximately 21,000 square feet of office space in Wakefield, Massachusetts, which expires in May of 2007. We lease facilities in Torrance, California comprising approximately 2,500 square feet, which expires in February of 2004. We lease facilities in Richmond, Virginia comprising approximately 10,000 square feet, which expires in August of 2004. Internationally, QRS leases flexible term executive office suites in Amsterdam, Netherlands, in Windsor, United Kingdom, in Toronto, Canada and in Paris, France. Of these 235,500 total square feet of office space, approximately 95,000 square feet remains vacant, is not used in our current operations and is immediately available for sublet. As further discussed in Note 7 to the Consolidated Financial Statements, we recorded restructuring expense in the fourth quarter of 2001 pertaining to this vacant office space. We are closely monitoring and evaluating our growth as it relates to facility requirements and total square feet under lease.

Item 3. LEGAL PROCEEDINGS

In connection with the merger agreement relating to our acquisition of Image Info, we paid to the former shareholders of Image Info a deferred acquisition payment of $2.5 million in 2001. We also would have been required to pay the former shareholders of Image Info an additional $2.5 million in 2002 if revenue attributable to the acquired business met the minimum amount described in the merger agreement for 2001. We have determined that the revenue attributable to the acquired business did not reach the minimum amount required for 2001. On October 8, 2002, Craig Schlossberg, purporting to act on behalf of the former shareholders of Image Info, Inc. filed a lawsuit against the Company and WS Acquisition Corp., one of our wholly owned subsidiaries (which was renamed Image Info Inc.), in the Superior Court of California for the City and County of San Francisco, Action No. 413225. The Complaint alleges claims for Breach of Contract, Breach of the Covenant of Good Faith and Fair Dealing, and Declaratory Relief based upon plaintiff’s contention that the Company is obligated to make the second payment of $2.5 million even though the revenue attributable to the Image Info business did not reach the minimum amount specified in the merger agreement for 2001. The Company believes that the lawsuit is without merit and intends to vigorously defend the action. The deferred acquisition payment has already been accounted for in the acquisition cost for the original transaction.

From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business. As of the date hereof, except as previously disclosed or discussed herein, the Company is not a party to any legal proceedings with respect to which an adverse outcome would, in management’s opinion, have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “QRSI.” According to records of our transfer agent, we had approximately 203 stockholders of record as of March 18, 2003. The following table sets forth the low and high closing sales prices of our common stock for the 2-year period ended December 31, 2002, as furnished by The Nasdaq Market.

Period Ended	Low	High
For the Year ended December 31, 2001:
First Quarter	$8.41	$14.13
Second Quarter	7.38	16.60
Third Quarter	7.98	16.60
Fourth Quarter	8.45	15.84
For the Year ended December 31, 2002:
First Quarter	8.57	15.22
Second Quarter	5.10	13.02
Third Quarter	5.17	8.60
Fourth Quarter	3.52	7.50

Dividend Policy

Our policy has been to reinvest earnings, if any, to fund future growth. Accordingly, we have paid no cash dividends on our common stock and do not anticipate declaring dividends on our common stock in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

	Years Ended December 31, (In thousands, except per share data)
Statements of Operations Data	2002	2001	2000	1999	1998
Revenues(1)	$136,034	$143,124	$142,072	$123,485	$90,926
Cost of revenues(1)(2)	72,663	88,856	87,626	61,726	49,915
Gross profit(2)	63,371	54,268	54,446	61,759	41,011
Gross margin	47%	38%	38%	50%	45%
Operating expenses(3)	69,009	235,580	107,932	40,883	24,895
Operating (loss) earnings	(5,638)	(181,312)	(53,486)	20,876	16,116
(Loss) earnings from continuing operations before income taxes and minority interest	(5,072)	(180,016)	(51,981)	22,887	18,267
Income tax (benefit) expense	(998)	(6,687)	(8,182)	8,057	7,113
Minority interest in loss from subsidiary	—	—	(1,422)	(89)	—
Discontinued operations—Gain from sale of software and services business(4)	—	—	—	—	896

Net (loss) earnings	$(4,074)	$(173,329)	$(42,377)	$14,919	$12,050

Basic net (loss) earnings per share(5):
Continuing operations	$(0.26)	$(11.26)	$(2.92)	$1.12	$0.87
Discontinued operations	—	—	—	—	0.07

Net (loss) earnings per share	$(0.26)	$(11.26)	$(2.92)	$1.12	$0.94

Diluted net (loss) earnings per share(5):
Continuing operations	$(0.26)	$(11.26)	$(2.92)	$1.05	$0.84
Discontinued operations	—	—	—	—	0.07

Net (loss) earnings per share	$(0.26)	$(11.26)	$(2.92)	$1.05	$0.91

	December 31, (in thousands)
Balance Sheet Data	2002	2001	2000	1999	1998
Cash, cash equivalents, and marketable securities	$39,586	$38,622	$27,633	$47,307	$45,136
Working capital(6)	26,396	25,710	35,896	61,524	50,909
Total assets	81,949	93,928	248,120	126,955	83,005
Stockholders’ equity	44,131	46,709	211,090	104,214	67,954

(1)	Revenues and cost of revenues for 2002, 2001, 2000, and 1999 include increases of $0.8 million, $0.5 million, $0.5 million, and $0.03 million, respectively, due to the Company’s adoption of Emerging Issues Task Force (EITF) 01-14 “Income Characterization of “out-of-pocket” Expenses Incurred”.

(2)	2001 results include a $4.3 million impairment loss associated with the write-off of capitalized service and product development costs for QRS Showroom™, and a $2.5 million impairment loss associated with the write-down of property and equipment associated with the Tradeweave Digital Photography group (see Note 8 to Consolidated Financial Statements).

(3)	2001 results include restructuring expenses of $19.4 million and impairment losses of $118.9 million (see Notes 7 and 8 to Consolidated Financial Statements). 2000, 1999 and 1998 results include the write-off of purchased in-process research and development of $17.9 million, $1.0 million and $1.0 million, respectively (see Note 6 to Consolidated Financial Statements).

(4)

On May 20, 1993, we divested our software and services business to Uniquest, a publicly held company. In connection with the sale, we entered into various agreements with the buyer including the sublease of approximately 40,000 square feet of office space through June 30, 2000. In May 1995, Uniquest ceased operations and made an assignment of assets for the benefit of its creditors. In connection with the cessation of Uniquest’s operations, the Company’s sublease with Uniquest was terminated. During the quarter ended March 31, 1998, outstanding matters with regard to the Uniquest liquidation were substantially resolved; accordingly, we recognized a gain on sale of software and services business of $1.5 million less applicable income taxes of $0.6 million for these discontinued operations.

(5)	Earnings per share for 1998 have been restated to retroactively reflect the three-for-two stock split of our common stock, authorized by our Board of Directors on June 10, 1999, for our stockholders of record as of June 21, 1999.

(6)	Working capital is defined as current assets minus current liabilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We market our products and services in three Solutions Groups: Software Applications, Trading Community Management and Global Services. Our products and services help thousands of retailers, vendors, manufacturers, suppliers, wholesalers and distributors to connect and communicate electronically, transact business, collaborate on processes and decisions, and differentiate their brand in the global marketplace. Our products and services are typically integrated with our customers’ enterprise systems in order to deliver greater benefits and efficiencies to their customers.

Our Software Applications automate and optimize business processes between companies. Specifically, they support the following business functions: product data synchronization; collaborative product planning, design, production, and shipment; online merchandising, promotions and sales; and supply chain exception management. Our Software Applications include both enterprise applications installed on customers’ computer systems and hosted applications installed on our computer systems.

Our Trading Community Management solutions allow retailers, vendors and their trading partners to exchange electronic business documents (such as purchase orders, invoices and advance ship notices) and collaborate on business processes (such as inventory management and financial reconciliation). These electronic transactions are conducted over a value added network (VAN) or over the Internet. Our products and services eliminate paper transactions, mail delays, and manual input data errors as the communication of these electronic business documents is typically integrated with the accounting and inventory systems of our customers and their trading partners.

Our Global Services include the collection, analysis and delivery of information, such as store-level pricing data and metrics, for use in our customers’ individual strategic and tactical decisions; software implementation and integration services; retail solutions consulting; and technical support and training services for our various solutions.

Revenues and Cost of Revenue

The following table sets forth the revenues, cost of revenues, gross profit (loss) and gross margins (loss) for our three Solution Groups for the years ended December 31, 2002, 2001, and 2000 (in thousands) and associated headcount information at December 31, 2002, 2001, and 2000:

	Years Ended December 31,
	2002	2001	2000
Software Applications:
Revenues	$35,457	$38,995	$34,409
Cost of revenues(2)	11,052	19,616	22,970

Gross profit	24,405	19,379	11,439
Gross margin	69%	50%	33%

Trading Community Management:
Revenues	73,698	80,657	88,120
Cost of revenues	37,738	43,208	47,566

Gross profit	35,960	37,449	40,554
Gross margin	49%	46%	46%

Global Services:
Revenues(1)	26,879	23,472	19,543
Cost of revenues(1)(3)	23,873	26,032	17,090

Gross profit (loss)	3,006	(2,560)	2,453
Gross margin (loss)	11%	(11)%	13%

Total:
Revenues(1)	$136,034	$143,124	$142,072
Cost of revenues(1)(2)(3)	72,663	88,856	87,626

Gross profit	$63,371	$54,268	$54,446

Gross margin	47%	38%	38%

Full-time headcount for customer support, operations and services at year end	250	286	369
Part-time headcount, primarily for QRS Retail Intelligence ServicesSM in 2001 and 2000, at year end(4)	11	1,056	620

(1)	Revenues and cost of revenues for 2002, 2001 and 2000 include increases of $0.8 million, $0.5 million, and $0.5 million, respectively, due to the Company’s adoption of EITF 01-14 “Income Characterization of ‘out-of-pocket’ Expenses Incurred”.

(2)	2001 results include a $4.3 million impairment loss associated with the write-off of capitalized service and product development costs for QRS Showroom™ (see Note 8 to Consolidated Financial Statements).

(3)	2001 results include a $2.5 million impairment loss associated with the write-down of property and equipment associated with Tradeweave Digital Photography services (see Note 8 to Consolidated Financial Statements).

(4)	In October of 2002, essentially all of QRS Retail Intelligence ServicesSM part-time headcount was outsourced to a third party provider.

Overview

Our revenues consist of fees generated from the transmission of standard business documents over a network, the licensing of enterprise software applications, usage of our hosted applications, field services and professional services. Total revenue for 2002 totaled $136.0 million, down 4.95% from 2001 levels. Our Trading Community Management revenues declined in 2002 due to continued competitive pricing pressures, offset to some degree by increases in volume. This intense pricing pressure is continuing. Software Applications revenues also declined, despite growth in revenues from our QRS Catalogue™ product, due to declines in revenues from our Enterprise Software Applications and certain discontinued hosted software products. The increase in our Global Services revenues was due to continued growth in our QRS Retail Intelligence ServicesSM product line offset by declines in QRS Professional Services™ and software maintenance revenues, both of which were negatively impacted by the decline in enterprise software revenues. Total revenue for 2001 was $143.1 million, up 1% from the $142.1 million we reported in 2000, reflecting growth in QRS Catalogue™ and QRS Retail Intelligence ServicesSM as well as the sale of several Enterprise Software Application licenses. The growth in these products was offset to a significant degree by declines in our Trading Community Management revenues due to competitive pricing pressure.

Our revenues are derived primarily from the North American general merchandise and apparel segment. General merchandise and apparel represented 82%, 87% and 89% of total revenues in 2002, 2001 and 2000, respectively. The remainder of our revenues was primarily derived from grocery and consumer packaged goods customers. Greater than 90% of our revenues were generated from North American customers for all three years.

Gross margins for the full year 2002 were 47%, up from the 38% reported in 2001. This improvement in our gross margin was due to the impact of $6.7 million in impairment losses included in cost of revenues in 2001, cost savings from our 2002 amended network services agreement with IBM, reduced headcount and facilities expenses, and an overall enhanced focus on cost controls. Gross margins for 2001 were the same as 2000 levels at 38%.

On a quarterly basis, our total revenues declined each quarter during 2002. We expect this trend to continue during the first quarter of 2003 primarily due to ongoing competitive pricing pressures within our Trading Community Management Solutions Group. We also expect our first quarter 2003 gross margins to decline somewhat from the 49% we reported in the fourth quarter of 2002. In 2003, we expect to maintain gross margins as a percentage of revenues in the mid- to upper-forties.

Software Applications

The Software Applications Solutions Group includes the QRS Catalogue™, a hosted application; Enterprise Software Applications, including QRS Sourcing™ and QRS Merchandising™; and Other Hosted Software Applications, including QRS Showroom™ as well as Tradeweave Logistics and Tradeweave Sales and Inventory Analysis. We discontinued selling Tradeweave Logistics and Tradeweave Sales and Inventory Analysis as stand-alone products in mid-2002. Going forward, any revenues from our recently introduced QRS Insight product, acquired through a non-exclusive reseller license agreement in January 2003, will be included in Enterprise Software Applications.

The following table sets forth the revenues, cost of revenues, gross profit (loss) and gross margins (loss) for our Software Applications categories for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Years Ended December 31,
	2002	2001	2000
QRS Catalogue:
Revenues	$32,916	$29,980	$25,460
Cost of revenues	7,456	7,135	8,959

Gross profit	25,460	22,845	16,501
Gross margin	77%	76%	65%

Enterprise Software Applications:
Revenues	1,305	6,256	5,993
Cost of revenues	782	60	—

Gross profit	523	6,196	5,993
Gross margin	40%	99%	100%

Other Hosted Software Applications:
Revenues	1,236	2,759	2,956
Cost of revenues(1)	2,814	12,421	14,011

Gross (loss)	(1,578)	(9,662)	(11,055)
Gross (loss) margin	(128)%	(350)%	(374)%

Total Software Applications:
Revenues	$35,457	$38,995	$34,409
Cost of revenues	11,052	19,616	22,970

Gross profit	$24,405	$19,379	$11,439

Gross margin	69%	50%	33%

(1)	2001 results include a $4.3 million impairment loss associated with the write-off of capitalized service and product development costs for QRS Showroom (see Note 8 to the Consolidated Financial Statements).

Revenues for the Software Applications Solutions Group were down $3.5 million, or 9%, in 2002 as compared to 2001. This decline was due to the lack of new Enterprise Software Applications license sales during 2002 resulting in a $5.0 million decline in revenue and the discontinuation of several products which were included in Other Hosted Software Applications resulting in an additional decline of $1.5 million. These decreases were partially offset by the increase in QRS Catalogue™ revenues of $2.9 million. Between 2000 and 2001, Software Applications revenue increased 13%, driven primarily by growth in QRS Catalogue™.

Gross margins for the Software Applications Solutions Group improved by 19 percentage points from 2001 to 2002, due to the discontinuation in 2002 of several unprofitable products. Gross margins improved 17 percentage points from 2000 to 2001 due primarily to an improvement in QRS Catalogue™ gross margins, as discussed further below. Cost of revenues for Software Applications include $0.2 million of severance in 2002. There was minimal severance included in cost of revenues for Software Applications in 2001 and 2000.

As indicated in the table above, our QRS Catalogue™ product represented 93% of the revenues in the Software Applications Solutions Group in 2002. QRS Catalogue™ revenues consist of fees charged for the transmission of Uniform Product Code (UPC) records to/from vendors and retailers and of monthly fees for trading partnerships established between vendors and retailers. QRS Catalogue™ revenues increased 18% from 2000 to 2001 and 10% from 2001 to 2002. The 2001 increase is primarily attributable to increased usage by our core customer base as well as a revised pricing structure that took effect in July 2001. The 2002 increase is primarily attributable to an increase in the number of trading partnerships, offset by the consolidation of certain retail divisions of a large customer, May Company, which resulted in lower usage of the QRS Catalogue™. This consolidation has reduced the number of May Company-related trading partnerships which, under the current pricing structure, reduced current and expected future QRS Catalogue™ revenues associated with this customer. We expect that retailers will continue to reorganize their operations in attempts to improve operating efficiencies. To the extent that such reorganizations reduce the number of their retail operations, the number of our trading partnerships could also be reduced, which, under our present pricing structure, would reduce revenues in future periods.

To date, essentially all QRS Catalogue™ revenues have been derived from North American general merchandise and apparel customers, and we expect this to continue in 2003. Recently, we expanded our European sales focus beyond QRS Sourcing™ to include QRS Catalogue™. We are currently implementing a QRS Catalogue™ trading community enablement program with Selfridges, plc, one of the top department store groups in Europe.

Cost of revenues for QRS Catalogue™ consists primarily of customer and technical support personnel, allocated costs of our data center and purchased network services to transmit catalogue data to and from our data center. Cost of revenues for QRS Catalogue™ increased by 4% from the year ended 2001 to the year ended 2002. The increase was due to an increase in data center costs allocated to the QRS Catalogue™ concurrent with the phase-out of certain other hosted applications in mid-2002, and the costs associated with the opening of a customer support center in Europe, partially offset by reductions in headcount costs for our US-based customer support team. In spite of this increase in cost of revenues, QRS Catalogue™ gross margins for the year ended 2002 improved by 1 percentage point from the year ended 2001 due to an increase in revenues. In 2001, we experienced a decrease in our QRS Catalogue™ cost of revenues of $1.8 million, or 20%, which together with an 18% increase in revenues resulted in a significant increase in gross margin. This cost decline is attributable to the decrease in the cost of purchased network services as a result of a contract which took effect January 2001, effective use of alternative technologies to transmit data to and from the network, and cost savings from customer and technical support headcount reductions during the first quarter of 2001.

Enterprise Software Applications revenues decreased by 79% during 2002. We attribute the significant reduction in Enterprise Software Applications revenues to an economic environment in which companies are hesitant to make large IT purchases and the high average sales price of the full QRS Sourcing™ product. Software sales during 2002 were incremental sales to existing customers; we sold no new licenses to new customers. In 2001, we sold several new licenses as well as upgrades. Our QRS Sourcing™ software application is designed to enable customers to improve their sourcing and supply capabilities, financial order management, international logistics and customs management, and merchandising efforts. Enterprise Software Applications revenues increased in 2001 by 4% due to licensed software sales to new and existing customers. We intend to continue to invest in QRS Sourcing™ to meet customer needs and have several upgrades to the product scheduled for the rest of 2003 and early 2004. In January of 2003, we introduced QRS Insight, another Enterprise Software Application, which allows companies to monitor, escalate and resolve supply chain problems in real-time.

Cost of revenues for Enterprise Software Applications increased from $0.1 million in 2001 to $0.8 million in 2002. Cost of revenues for 2002 consists of $0.8 million of amortization costs related to the IBM CrossWorlds licenses purchased during the first quarter of 2002. We entered into a licensing agreement with IBM CrossWorlds for the license of their enterprise applications integration tools to enable QRS’ retail industry customers to accelerate the implementation of QRS® solutions. We amortize the license fees to cost of revenues at the greater of the pro rata of licenses sold or straight-lined over the two-year estimated life of the licenses (see Note 11 to the Consolidated Financial Statements). While we did not sell any licenses of IBM CrossWorlds software in 2002, we are actively marketing Enterprise Software Applications that include IBM Crossworlds licenses and believe the assets associated with Enterprise Software Applications are recoverable. We continue to monitor these assets for potential impairment. Cost of revenues for Enterprise Software Applications for 2001 includes personnel and related costs for custom software development contracts, media and shipping, and product documentation, which is provided online.

Other Hosted Applications revenues declined $1.5 million, or 55%, during 2002 and $0.2 million, or 7%, during 2001. Essentially no revenues were recognized during the third and fourth quarters of 2002. As previously announced, we discontinued Tradeweave Sales and Inventory Analysis and Tradeweave Logistics in mid-2002.

Our QRS Showroom™ product enables vendors and private-label groups to create customized, targeted on-line merchandise presentations for their retail buyers. Users can perform a visual review of on-line merchandise via access to a standard Web browser. In the third quarter of 2001, we entered into a marketing relationship with MAGIC International, a subsidiary of Advanstar, Inc. and a leading organizer of tradeshows for the fashion and apparel industry, to establish an on-line trading community, “MAGIConline Powered by QRS.” This marketing agreement was renegotiated in the third quarter of 2002. To date, revenues for our QRS Showroom™ product have been insignificant.

Cost of revenues for Other Hosted Software Applications consists primarily of allocated costs of our data center, amortization of capitalized product and service development costs and customer and technical support personnel. The $9.6 million decline in cost of revenues for Other Hosted Applications from 2001 to 2002 is primarily the result of the inclusion in 2001 cost of revenues of the $4.3 million write-off of capitalized service and product development costs for QRS Showroom™ and the impact this write-off has on amortization expense in subsequent periods. In addition, our 2001 decision to discontinue Tradeweave Sales and Inventory Analysis and Tradeweave Logistics reduced customer and technical support personnel costs for these hosted applications. Certain data center costs that were associated with the discontinued products and which remain fixed in the short term have been reallocated across the remaining products that utilize our self-hosted data center, including QRS Catalogue™ and hosted products within our Trading Community Management Solutions Group.

Cost of revenues for Other Hosted Software Applications decreased by $1.6 million, or 11%, from 2000 to 2001 due to the February 2001 restructuring efforts that substantially reduced the personnel and facility expenses for the QRS Showroom™ product, restructuring efforts that reduced customer and technical support personnel for Tradeweave Sales and Inventory Analysis and Tradeweave Logistics and reduced data center costs. These savings were offset by the $4.3 million write-off of capitalized product and service development costs related to the QRS Showroom™ product discussed above (see also Note 8 to the Consolidated Financial Statements).

Trading Community Management

The Trading Community Management Solutions Group includes QRS Compliance Link™ and QRS Exchange™ products and services: Data Exchange, Internet Transaction Exchange, Enterprise Business Exchange, QRS Web Forms™, QRS Managed EC™ and Access Services. Revenues consist primarily of fees charged for the transmission of standard business documents measured in kilocharacters (KCs) over the IBM VAN, monthly fees for leased line connections, and service fees to convert documents from paper to electronic format. Revenues are recognized in the month that the services are performed.

Trading Community Management revenues declined $7.0 million, or 9%, from 2001 to 2002. The primary reason was a decline in revenues from Data Exchange which resulted from continued pricing pressure offset to some extent by an increase in volumes. The volume increases were due to the addition of new customers, volume growth by existing customers, and the expansion of our product capabilities to support a broader range of available technologies, including Internet, XML and AS2 technologies, helping customers to accommodate collaboration with trading partners of any size. In spite of these volume increases, Trading Community Management revenues declined in each quarter during 2002 when compared to 2001 due to a decline in unit pricing, or net revenue per kilocharacter. The unit pricing declines for these services were due primarily to competitive pressures impacting pricing for both new and existing customers. If in future periods we are required to reduce prices further, these reductions in our net revenue per kilocharacter will reduce our Trading Community Management revenues to the extent not offset by increased unit volume or other factors.

The decline in 2002 Data Exchange revenue was somewhat offset by growth in our trading community enablement solutions which support smaller trading partners, such as our QRS Managed EC™ and QRS Web Forms™ offerings. These two products help small- and medium-sized businesses effectively communicate by converting paper transactions to the electronic transmissions supported by their larger trading partners. Revenues for these two solutions totaled $12.2 million for 2002, up $1.3 million, or 12%, from the $10.9 million for 2001, which was up $2.8 million, or 35%, from the $8.1 million for 2000. Revenues generated by QRS Compliance Link™ had minimal impact on total Trading Community Management revenues.

Trading Community Management revenues declined $7.5 million, or 8%, from 2000 to 2001. The decline was primarily due to a decline in Data Exchange revenues as customers responded to lower prices offered by competitors. Looking forward, as the industry continues to adopt existing and new information technologies, we expect competition and pricing pressures to increase. We will likely continue to offer the full breadth of standardized technologies so that our customers, regardless of size, can electronically communicate across virtually any infrastructure.

Included in Trading Community Management revenues are revenues generated from services we provide to Kmart and its trading partners. Kmart filed for Chapter XI bankruptcy protection in January 2002. If Kmart emerges from its Chapter XI bankruptcy proceeding as a smaller company or is unable to successfully reorganize and ceases to exist, revenues from Kmart and its trading partners, which represented less than 5% of Trading Community Management revenues for both 2001 and 2002, would be substantially decreased or lost.

Trading Community Management gross margins for 2002 improved to 49% as compared to 46% for 2001. Despite a $7.0 million decline in revenues, gross profit decreased only $1.5 million primarily because of savings from our 2002 amended network services agreement with IBM and decreases in headcount costs for our customer services organization achieved from continuing efficiency improvements. These cost decreases were partially offset by increases in costs allocated from our data center. This new three-year agreement with IBM, effective as of July 1, 2002, extended and enhanced our longstanding relationship and supersedes and replaces the previous agreement that was due to have expired on December 31, 2002 (see Note 9 to the Consolidated Financial Statements). Additional Trading Community Management cost of revenue components include: customer support services, including QRS Managed EC™ personnel; allocated costs for our data center and other technical support personnel; and amortization of capitalized service and product development costs for technology used in our QRS Managed EC™ operations centers. Trading Community Management cost of revenues include $0.3 million and $0.1 million of severance expense for 2002 and 2000, respectively. There was minimal severance expense included in Trading Community Management cost of revenues for 2001.

Global Services

The Global Services Solutions Group consists primarily of QRS Retail Intelligence ServicesSM; QRS Professional Services™, primarily services provided to help our customers with their implementations of our licensed software products; and software maintenance for our QRS Sourcing™ and QRS Merchandising™ products, including post-contract support services for licensed software applications; and, in 2001, Tradeweave Digital Photography. We discontinued Tradeweave Digital Photography services in September 2001 due to underperformance.

Global Services revenue increased $3.4 million, or 15%, in 2002 over 2001 levels, due to continued strong demand for QRS Retail Intelligence ServicesSM. QRS Retail Intelligence ServicesSM revenue were $19.7 million, up 36% or $5.2 million from the $14.5 million in 2001, and up 24%, or $2.8 million, from the $11.7 million in 2000. During the same period, QRS Professional ServicesSM QRS Professional ServicesSM revenues declined due to the completion of engagements related to enterprise license sales made in prior periods. The increase in Global Services revenue of $3.9 million, or 20%, from 2000 to 2001 was primarily attributable to the growing demand for QRS Retail Intelligence ServicesSM and increased QRS Professional ServicesSM revenue associated with higher Enterprise Software Applications sales. This was offset by the significant decline in Tradeweave Digital Photography revenues that were largely dependent on Internet-related companies. Both QRS Professional ServicesSM and software maintenance revenues will continue to be dependent, to a large extent, on new sales of our licensed software products.

Cost of revenues for Global Services consist primarily of payroll and outsourcing costs for data-collecting field personnel, software application consultants, and technical support personnel for our licensed software applications. Global Services gross margins improved from negative 11% in 2001 to 11% in 2002. In 2000, Global Services gross margins were 13%. The improvement in gross margin in 2002 is due to the absence of a

$2.5 million impairment loss recorded in 2001 related to the discontinuation of the Tradeweave Digital Photography service, the deferral of $1.6 million of fourth quarter 2001 revenues associated with the January 2002 Kmart bankruptcy filing, and ongoing efficiency improvements in our QRS Retail Intelligence ServicesSM. Global Services cost of revenues include $0.2 million of severance for 2002. There was minimal severance expense included in Global Services cost of revenues for 2001 or 2000.

Operating Expenses

The following table sets forth the operating expenses and the related percentages of total revenues of the Company and a breakdown of full-time headcount by sales and marketing, service and product development and general and administrative for the years ended December 31, 2002, 2001, and 2000 (dollars in thousands):

	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Operating expenses:
Sales and marketing	$28,567	21%	$31,122	22%	$31,244	22%
Service and product development	14,460	11	13,017	9	9,210	7
General and administrative	22,497	16	24,031	17	24,575	17

Operating expenses, before amortization of goodwill and other intangible assets and other non-recurring operating expenses	65,524	48	68,170	48	65,029	46
Amortization of other intangible assets	3,485	3	12,560	9	11,362	8
Amortization of goodwill	—	—	16,600	11	13,661	10
In-process research and development	—	—	—	—	17,880	13
Restructuring expenses	—	—	19,354	14	—	—
Impairment loss	—	—	118,896	83	—	—

Total operating expenses	$69,009	51%	$235,580	165%	$107,932	76%

Headcount at year end:
Sales and marketing	94		110		112
Service and product development	95		95		108
General and administrative	73		67		81

Overview

Operating expenses, before amortization and other non-recurring operating expenses, declined from $68.2 million in 2001 to $65.5 million in 2002, reflecting our focus on cost controls and operational discipline during the last year. Total operating expenses declined much more significantly due to the inclusion in 2001 results of significant charges for restructuring expenses and impairment losses. In addition, 2002 amortization expense was also reduced because the impairment losses significantly reduced the value of goodwill and other intangible assets and, to a lesser extent, because of the cessation of goodwill amortization under Statement of Financial Accounting Standards (SFAS) No. 142 (FAS 142), “Goodwill and Other Intangible Assets”. From 2000 to 2001, operating expenses before amortization and other non-recurring operating expenses increased due to increased service and product development expenses. Total operating expense increased significantly from 2000 to 2001 due to increased amortization, restructuring and impairment charges. Total operating expenses include $1.8 million, $0.9 million and $0.6 million of severance for 2002, 2001 and 2000, respectively. While we will continue our aggressive approach to cost management, our $14.9 million fourth quarter 2002 operating expense level is approaching the expected run rate for 2003.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs in our sales and marketing organizations as well as the costs of various marketing programs. At December 31, 2002, we sold our products and services to the global marketplace primarily through our direct field sales force and our telesales group. At December 31, 2002, we had 94 full-time employees in our sales and marketing groups, compared to 110 at the end of 2001 and 112 at the end of 2000.

Our sales and marketing expenses declined $2.6 million, or 8%, from 2001 to 2002. The decline was due primarily to a $1.4 million decline in our provision for doubtful accounts together with decreased provisions for sales commissions, decreased stock-based compensation expense, declines in headcount and cost savings produced from the renegotiation of our marketing agreement with Advanstar. We incurred $1.1 million and $0.5 million of severance expense in sales and marketing during 2002 and 2001, respectively. There was minimal severance expense in sales and marketing during 2000.

Our sales and marketing expenses remained essentially flat in total and as a percentage of revenues in 2001 when compared to 2000. During 2001, we had stock-based compensation expense related to the 2001 restricted stock program. We also increased the level of sales operations in Europe and increased our domestic sales force to focus specifically on software applications. The costs associated with these operational expansions were offset entirely by cost savings realized from the integration of our subsidiary, Tradeweave, Inc., in February 2001.

Service and Product Development Expenses

Service and product development expenditures consist primarily of personnel, consulting and equipment costs related to research, development and enhancements of our enterprise software and hosted software applications, QRS Web Forms™ solution, and other software for internal use at our QRS Managed EC™ operations centers, a portion of which is capitalized under American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”. At December 31, 2002, we had 95 full-time employees in our service and product development groups, compared to 95 at the end of 2001 and 108 at the end of 2000. During the years 2002 and 2001, we supplemented our internal development resources through arrangements with several outsourced development companies.

The service and product development expense amounts in the foregoing table of $14.5 million, $13.0 million and $9.2 million for 2002, 2001 and 2000, respectively, are net of capitalized service and product development costs that totaled $1.4 million, $2.5 million and $5.5 million in 2002, 2001 and 2000, respectively. For our licensed software applications that were introduced in the first quarter of 2000, capitalized amounts under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” are immaterial because products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time. For our hosted software applications which include QRS Catalogue™ and QRS Showroom™, we capitalize, as prescribed by the SOP 98-1, all the costs incurred during the application development stage, which include designing the software configuration and interfaces, coding, installation and testing.

After adding back the capitalized amounts to service and product development expenses, actual spending has been up slightly each of the last two years, despite the decline in headcount, at $15.8 million in 2002, $15.5 million in 2001, and $14.7 million in 2000. Service and product development expenses also reflect $0.5 million and $0.1 million in severance for 2002 and 2000, respectively. There was no severance expense included in service and product development expenses in 2001.

In future quarters, we will increase our service and product development expenditures in general, with a specific focus on improvements to our QRS Catalogue™ and on the development and upgrading of our product technology and architecture. During 2003 and part of 2004, we plan to utilize internal resources to develop a new base technology platform which will help QRS more rapidly and efficiently deliver solutions that bring value to our customers. We intend to continue parallel development and enhancement efforts to our current products on their current technology platforms while building the new base platform. While our current plan is to perform these development efforts using internal resources, we are simultaneously evaluating opportunities to accelerate development, including through alliances, licensing, and strategic acquisitions. Our platform investment will create an engine for common processes and functions for QRS applications. The improvements to our QRS Catalogue™ will allow us to better service non-general merchandise and apparel retail segments and to move beyond our capabilities in data synchronization. We believe expanded capabilities for our QRS Catalogue™ application will help position us to address the emerging needs of new segments.

Should we complete this development effort exclusively with internal resources, we currently expect to increase the headcount in our service and product development group by approximately 50 people during 2003. As a result, we estimate that our total service and product development expenditures in 2003 will be approximately $20-25 million, of which approximately $8-13 million, representing the estimated expenditures for the platform development and improvements to QRS Catalogue™, are expected to be capitalized in accordance with the provisions of AICPA SOP No. 98-1. Amortization of these expenditures will begin when the newly developed products are released to production, which is expected to occur in 2004. To the extent we license or acquire this or other complementary technologies or businesses to accelerate development, we would expect to invest less in internal service and product development resources.

Also during 2003, we intend to upgrade the application server and database technology of our QRS Sourcing™ application. We plan on adding additional functionality to the web-enabled version of the QRS Sourcing™ application and on developing an application toolset to allow our customers and third parties to perform basic modifications to and extensions of the product.

General and Administrative Expenses

General and administrative expenses consist primarily of the personnel and related costs of our administrative organizations, such as finance, legal, human resources, and MIS, as well as professional fees and other costs. At December 31, 2002, we had 73 full-time employees in our general and administrative groups, compared to 67 at the end of 2001, and 81 at the end of 2000.

General and administrative expenses declined by $1.5 million, or 6%, from 2001 to 2002, despite an increase in headcount, due to a decrease in consulting, facilities and telecommunications expenses resulting from cost controls and our 2001 restructuring efforts. This decline reflects our ongoing efforts to improve efficiency in the general and administrative area. Significant additional spending in legal, accounting and internal controls, driven in part by new regulatory requirements, offset the decline in general and administrative expenses. We expect to incur additional costs in 2003 in connection with our internal controls systems to address ongoing business needs as well as to continue compliance with evolving regulatory requirements.

General and administrative expenses declined by $0.5 million, or 2%, from 2000 to 2001. This reduction was due primarily to a reduction in headcount, offset by additional recruitment expense for senior management, stock-based compensation expense related to the 2001 restricted stock program, and accruals for estimated losses, the majority of which was charged to general and administrative expense. General and administrative expenses included $0.2 million, $0.4 million and $0.5 million of severance in 2002, 2001 and 2000, respectively.

Amortization of Other Intangible Assets and Goodwill

Amortization of intangible assets consists primarily of amortization of other intangible assets, including current technology, trade names, customer lists and non-compete agreements. Amortization of other intangible assets was $3.5 million in 2002, $12.6 million in 2001 and $11.4 million in 2000. On January 1, 2002, we adopted FAS 142 and ceased amortizing goodwill, which had a remaining balance, after the recognition of the 2001 impairment loss, of $1.1 million as of December 31, 2001, which included $0.7 million of acquired workforce previously included in other intangible assets. Amortization of goodwill was $16.6 million in 2001 and $13.7 million in 2000. The increases in amortization of intangible assets from 2000 to 2001 were primarily due to the timing of the acquisitions as outlined in the following schedule (in thousands). We recorded impairment losses of $115.4 million during the year ended December 31, 2001 related to the write-down of intangible assets (including goodwill) associated with these acquisitions (see Note 8 to Consolidated Financial Statements).

Acquisition	Acquisition date	Goodwill	Other Intangible Assets	Total Intangible Assets
Retail Data Services, Inc. and RDS, Inc. (RDS)	July 23, 1999	$7,588	$11,169	$18,757
Image Info Inc. (Image Info)	January 21, 2000	31,596	22,407	54,003
RockPort Trade Systems, Inc. (RockPort)	March 10, 2000	76,315	24,069	100,384
Tradeweave, Inc. (Tradeweave), minority interest	February 9, 2001	5,121	3,615	8,736

In-Process Research and Development

In connection with the acquisitions of RockPort Trade Systems, Inc. and Image Info in 2000, we expensed $17.9 million ($9.4 million for Image Info and $8.4 million for RockPort, representing 18% and 8% of the purchase prices, respectively) of in-process research and development related to eight software applications research projects under development for which technological feasibility had not been established as of the acquisition dates. The value of each project was determined through the income approach, which involved discounting cash flows to be derived from the future products to present value using discount rates ranging from 22.5% to 28.5%. The discount rates were developed by computing the weighted average cost of capital of established companies similar in operations and then increased to reflect the additional risk for technology under development since these projects have not reached technological feasibility. The revenue and expense projections were based on historical trends and future expectations for the acquired companies and QRS. These projects have been completed and the actual costs were in line with estimates.

Restructuring Expenses

On February 6, 2001, we announced a reorganization plan that included the full integration of the operations of QRS and Tradeweave (see Note 7 to Consolidated Financial Statements) and an alignment of our organization with a single go-to-market strategy focused on enhanced synergies within QRS with resulting cost reductions. In connection with the implementation of the February 2001 reorganization, we recorded restructuring expenses of $4.3 million during the year ended December 31, 2001, comprised of severance of $1.6 million and accelerated stock-based compensation expense of $0.5 million for 77 involuntary terminations throughout QRS, and a facilities closure expense of $2.2 million.

During September 2001, we discontinued our Tradeweave Digital Photography service due to underperformance. As a result, we recorded restructuring expenses of $3.0 million during the year ended December 31, 2001, comprised of severance of $127,000 for 17 involuntary terminations within the Tradeweave Digital Photography Group, and facilities closure expense of $2.9 million.

Additionally, during the fourth quarter of 2001, we restructured our operations, which included the realignment and certain eliminations of our products and services, the elimination of full-time positions and the consolidation of real estate. As a result, we recorded restructuring expenses of $12.0 million during the quarter ended December 31, 2001, comprised of severance of $2.0 million for 69 involuntary terminations throughout QRS, and facilities closure expense of $10.0 million. As of December 31, 2002, the accrued liability related to our business restructuring was $9.7 million, comprised of severance of $0.6 million and sublease loss accruals of $9.1 million. We expect to pay the remaining severance liability in full by the second quarter of 2003, and the remaining obligation related to our termination of non-cancelable leases will be paid over the respective lease terms through fiscal 2011. Our restructuring initiatives in 2001 resulted in operating expense reductions of approximately $10.9 million in real estate and salary expense in 2002. We had estimated expense reductions of between $6 and $8 million.

Restructuring expenses include stock-based compensation expense related to accelerated vesting under the 2001 restricted stock program.

Impairment Loss

During 1999 and 2000, we formed an Internet start-up company, Tradeweave, Inc. (Tradeweave). We also completed three acquisitions to expand our product and service offerings for our existing customers, as well as to penetrate new markets within the retail industry beyond the general merchandise and apparel segment which represents the majority of our historical business. In 1999, we established Tradeweave as a separate legal entity in order to attract top employees and to minimize the launch time for its products which included an on-line marketplace for the disposition of surplus and mark-down apparel. Mr. Peter Johnson, the then Chairman of the Board of Directors, and Mr. Garth Saloner, a director, purchased a 10% minority interest in this company and were directors of this company. By late 2000, Tradeweave’s solution had evolved to address the full retail cycle. In order to implement a single go-to-market strategy and to fully integrate the products and services of Tradeweave and QRS, we decided to merge their business into ours. In February 2001, we acquired the minority interest in our subsidiary Tradeweave, Inc. and completed a reorganization which resulted in cost savings as the result of headcount reductions and office facility consolidations (see Note 7 to Consolidated Financial Statements). As a result of this related-party transaction we recorded goodwill and other intangible assets of $8.7 million (see Note 6 to Consolidated Financial Statements).

In July 1999, we purchased RDS, a national market research and data management firm dedicated to the collection, verification and analysis of competitive retail pricing, promotion and distribution information primarily to grocery retailers. This acquisition added 1.9 million Universal Product Codes to the QRS Catalogue™ and was intended to add additional data elements to the QRS Catalogue™ such as nutrifacts and other price information. This acquisition added most of the top U.S. grocery chains as customers.

In January 2000, we purchased Image Info to offer imaging software and services to our customers. Our retailer and vendor customers needed advanced imaging solutions to display images on their Internet sites, as well as to use internally for a wide variety of inventory management and marketing purposes. Image Info was intended to expand the functionality of QRS Catalogue™ through the addition of digital images as well as provide value-added content and imaging to Tradeweave Showroom (now QRS Showroom™). The transaction was expected to enhance QRS’ current recurring revenue streams.

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

During the third quarter of 2001, we recognized an impairment loss of $10.4 million associated with our Tradeweave Digital Photography service which was acquired in connection with the acquisition of Image Info in January 2000. The impairment loss was determined based on an analysis performed by American Appraisal Associates, Inc., independent appraiser, and was comprised of the write-down of goodwill and other intangible assets of $8.4 million; and the write-off of the carrying amount of property and equipment of $2.0 million, which was included in cost of revenues. The property and equipment written off was primarily comprised of tenant improvements for the closure of our New York photography studio as well as photographic equipment. Because Tradeweave Digital Photography revenues were largely dependent on Internet-related companies, we saw a significant decline in revenues during 2001. In addition, the impairment loss during the third quarter ended September 30, 2001 also included a charge of $0.5 million related to the write-off of the value of a web portal, which was under construction.

During the fourth quarter of 2001, under the leadership of new management, we initiated a comprehensive strategic review of our products and services and market opportunities. In consideration of the current tightening in information technology spending and uncertainties in the marketplace along with analysis performed by American Appraisal Associates, Inc., we concluded that future cash flows from the assets acquired in connection with our acquisitions of RockPort, Image Info, RDS and Tradeweave would not be sufficient to recover the carrying amount of the acquired goodwill and other intangible and tangible assets. Therefore, we recorded an impairment loss of $110.4 million for the year ended December 31, 2001, comprised of the write-down of goodwill and other intangible assets of $60.0 million associated with the QRS Sourcing™ product acquired in connection with our acquisition of RockPort; $29.3 million associated with the QRS Merchandising™ product acquired in connection with our acquisition of Image Info; $10.5 million associated with QRS Retail Intelligence ServicesSM acquired in connection with our acquisition of RDS; $7.2 million associated with the QRS Showroom™ product which was recorded in connection with our acquisition of the Tradeweave minority interest; and write-off of the carrying amount of tenant improvements and other assets of $3.4 million, of which $0.5 million is included in cost of revenues. We recognized an additional impairment loss of $4.3 million (which is included in cost of revenues) related to the write-off of capitalized service and product development costs related to the QRS Showroom™ product as the result of an impairment analysis.

As a result of this impairment loss, the remaining carrying value of goodwill and other intangible assets at December 31, 2002 was $1.1 million and $9.9 million, respectively. The $9.9 million in other intangible assets includes $9.7 million related to the RockPort and Image Info acquisitions. Our adoption of FAS 142 has not had a material effect on our financial position and results of operations.

Interest Income

Interest income consists primarily of interest earned on cash, cash equivalents and marketable securities. Interest income was $0.7 million in 2002, $1.3 million in 2001, and $1.5 million in 2000. Changes in interest income reflect the level of average balances in each year and a decrease in marketable securities yields.

Interest Expense

Interest expense was $0.2 million in 2002 and consisted of interest incurred from our note payable and capital lease obligation (see Notes 9 and 11 to Consolidated Financial Statements).

Income Tax Benefit

We recorded an income tax benefit of $1.0 million, $6.7 million and $8.2 million for fiscal 2002, 2001 and 2000, respectively. The income tax benefit for 2000 as a percentage of pre-tax loss reflects the non-deductibility of purchase accounting amounts related to the acquisitions of RockPort and Image Info. Our effective income tax rate was (20)% for 2002, (4)% for 2001 and (16)% for 2000. In 2001, we established a valuation allowance for our deferred tax assets due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carryforward, before they expire.

Liquidity and Capital Resources

The increase of $1.0 million in cash, cash equivalents and marketable securities available-for-sale from December 31, 2001 to December 31, 2002 resulted primarily from cash flows from operations of $4.8 million offset by payments for capital expenditures of $2.6 million and the capitalization of service and product development costs of $1.4 million. Working capital increased by $0.7 million as a result of a decrease in current liabilities of $6.6 million offset by a decrease in current assets of $5.9 million from December 31, 2001 to December 31, 2002. The principal reasons for these changes in working capital were the increase in cash collections, which decreased the accounts receivable balance by $6.6 million as days sales outstanding (DSOs) decreased to 42 days at December 31, 2002 from 58 days at December 31, 2001; and a decrease in accounts payable of $3.0 million mainly due to payments under our network services contract with IBM.

Total assets decreased from $93.9 million at December 31, 2001 to $81.9 million at December 31, 2002 primarily due to the decrease in net accounts receivable of $7.3 million and the decrease in net property and equipment of $3.0 million. Total liabilities decreased from $47.2 million at December 31, 2001 to $37.8 million at December 31, 2002, primarily due to the reduction in our sublease loss accruals by $5.3 million and accounts payable by $3.0 million.

We have recently incurred significant losses, including net losses of $4.1 million and $173.3 million for the fiscal years ended December 31, 2002 and 2001, respectively. A substantial amount of these losses in 2001 were in connection with non-cash charges relating to the impairment of remaining intangible assets, including technology and goodwill, acquired through our acquisitions in recent years of RockPort Trade Systems Inc., Image Info Inc., and Retail Services Inc., as well as our acquisition of the outstanding minority interest of Tradeweave Inc.

In addition, for the fiscal year ended December 31, 2002 we experienced a decline in revenues of 5% over the previous fiscal year. We offset this revenue decline by reducing our operating expenses in 2002 such that for the third and fourth quarters ended September 30, 2002 and December 31, 2002, our revenues exceeded our expenses. We may not be able to continue reducing our operating expenses in future periods while our revenues may continue to decline. As a result, we may experience losses in future periods. During 2002, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly as a result of decreases in customer demand or decreases in acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized. To the extent that our operating results fall below our expectations, we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

We believe that cash, cash equivalents, and marketable securities available-for-sale at December 31, 2002 and cash forecasted to be generated from future operations will be sufficient to meet our working capital needs and capital expenditures anticipated by our 2003 operating plan. Based on this plan, we anticipate that cash, cash equivalents, and marketable securities to decline during 2003. The expected decline in cash, cash equivalents and marketable securities is primarily attributable to the following factors: the planned $8-13 million of investment in the platform development and improvements to QRS Catalogue™; additional cash payments on the real estate and severance restructuring accruals, on other severance obligations and on other payables outstanding at December 31, 2002; and payments on the unsecured promissory note to IBM, among other items.

We expect our investment in the platform development and improvements to QRS Catalogue™ to occur throughout the year as additional spending coincides with the additional headcount in our service and product development area. While our current plan is to perform these development efforts using internal resources, we are simultaneously evaluating opportunities to accelerate development, including through alliances, licensing, and strategic acquisitions. To the extent we license or acquire this or other complementary technologies or businesses, which require additional cash utilization, we may seek to sell additional debt or equity securities, which may result in additional dilution to our stockholders. However, we cannot be certain that additional funding will be available on acceptable terms or at all.

On April 22, 1997, we announced that our Board of Directors had authorized the repurchase from time to time of up to $5 million of our common stock in both open market and block transactions. Our Board of Directors authorized a $5 million increase in this repurchase amount on October 16, 1998, and an additional increase of $5 million on May 4, 2000, for a total of $15 million. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. We repurchased 198,000 shares of our common stock for $5.0 million during the year ended December 31, 2000. As further described in Note 14 of the Consolidated Financial Statements, we have repurchased a total of 294,600 shares of our common stock for a total consideration of $6.9 million in the stock buyback program. While we presently have no plans for further stock repurchases, we may decide to take such actions at a future date, which would reduce our cash, cash equivalents, and marketable securities available for sale. Given the length of time since the share repurchase authorizations, any repurchases of our shares would be preceded by additional approval from our Board of Directors.

We have no plans to pay dividends with respect to our common stock in the foreseeable future.

During 2002, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly as a result of decreases in customer demand or decreases in acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized.

At December 31, 2002, future payments under contractual arrangements and total lease obligations are as follows (in thousands):

	Minimum Lease Commitments(1)	Deferred Acquisition Payment(2)	Severance	Vendor Commitments	Total
Year Ending December 31:
2003	$7,643	$2,500	$1,429	$14,575	$26,147
2004	6,711			13,701	20,412
2005	4,923			6,635	11,558
2006	4,949				4,949
2007	4,843				4,843
2008 & thereafter	14,647				14,647

Total	$43,716	$2,500	$1,429	$34,911	$82,556

(1)	Minimum lease commitments for vacant facilities that are available for sublease are included in these amounts. Income received from subleased real property is excluded from these amounts.

(2)	Represents accrued acquisition payment to the former shareholders of Image Info that is in dispute and is the subject of ongoing litigation (see Note 6 to Consolidated Financial Statements).

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are as follows:

•	Revenue recognition

•	Service and product development costs, identifiable intangible assets and goodwill

•	Use of estimates

•	Income taxes

Revenue recognition

Our revenue recognition policy is described in Note 2, Summary of Significant Accounting Policies to our Consolidated Financial Statements, which are included in Item 8 of this Annual Report on Form 10-K.

For all of our revenues, we use our judgment to determine whether:

•	Revenues are appropriately recorded on a gross basis

•	Fees are fixed or determinable

•	Collection is probable, including when revenue is recognized in advance of billing

Depending on the facts and circumstances of revenue contracts and customer credit-worthiness, both the timing and the amount of revenue to be recognized can be affected by our judgments.

We derive our revenue from three principal sources:

(1) Software Applications: Software Applications revenues represented 26% of our revenues in 2002. Revenues consist primarily of fees charged for QRS Catalogue™, a hosted application, and revenues from the sale of enterprise software license applications.

Revenues for QRS Catalogue™ are recognized in the month that the services are performed based on fixed or determinable prices identified in a standard license agreement. We assess collectibility based on a number of factors, including past transaction history and credit worthiness.

Revenues for Enterprise Software Applications are recognized in accordance with SOP 97-2, “Software Revenue Recognition”. From time to time, customers may request that we amend certain terms of our standard agreement or negotiate a software license contract separate from our standard software license agreement. These contacts may be material in relation to our total Enterprise Software Applications revenues. Negotiation of contractual terms with customers may be protracted and any deviation from our standard terms can impact the timing of revenue recognition.

In certain instances, we have deferred recognition of revenue from our enterprise software applications after entering into a license agreement when factors such as the following exist:

•	contractual requirements to deliver either unspecified additional products or specified product upgrades for which we do not have vendor-specific objective evidence of fair value;

•	payment terms due after our normal payment terms;

•	contracts where collectibility from the customer is not reasonably assured; and

•	contracts involving acceptance clauses.

Our contracts may contain multiple elements or may require us to develop additional features or functionality for our customers. In cases where vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the residual method prescribed by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions”. This means that we defer revenue equivalent to the fair value of the undelivered elements until such time as the element is delivered to the customer. Fair values for the ongoing support obligations are based on separate sales of support renewals sold to customers or on renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based on the value of stand-alone sales of these services to customers. To the extent that we do not have vendor specific evidence for undelivered contract elements, revenue is deferred until the undelivered elements are delivered to the customer.

We assess collectibility based on a number of factors, including past transaction history and credit worthiness. We generally do not require collateral from our customers and our bad debt experience has not been significant in relation to our overall revenues. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally on receipt of cash.

If an arrangement includes an acceptance provision, acceptance occurs on the earlier of receipt of a written customer acceptance or expiration of the acceptance period and revenue is not recognized until the time of acceptance.

(2) Trading Community Management: Trading Community Management revenues represented 54% of our revenues in 2002. Revenues consist primarily of fees charged for the transmission of standard business documents measured in kilocharacters (KCs) over the IBM VAN, monthly fees for leased line connections, and service fees to convert documents from paper to electronic format. Revenues are recognized in the month that the services are performed.

Based on the type of service provided, the evidence of arrangement for these services varies, between a service order and a standard written contract. All of these arrangements contain fixed or determinable prices for volumes or types of services. We rely on IBM to provide information to us about the volumes of KCs delivered to our customers.

We assess collectibility based on a number of factors, including past transaction history and credit worthiness. Based on our historical experience, a small portion of our customers request credits for service or billing related issues. We examine each request and when the claim is bona fide, we adjust the customer’s account. As a result, we provide a reserve against revenues for customer credits related to service or billing issues. The reserve is based on actual experience and an estimate based on the prior six months actual experience. At no time during the year was the reserve greater than 1% of Trading Community Management revenues.

(3) Global Services: Global Services revenues represented 20% of our revenues in 2002. Global Services revenues consist of QRS Retail Intelligence ServicesSM, QRS Professional ServicesSM and software application customer support and maintenance.

Fees for QRS Retail Intelligence ServicesSM and QRS Professional ServicesSM are recognized as the related services are performed. Software maintenance revenue is deferred and recognized on a straight-line basis over the life of the related contract, which is typically one year.

Based on the type of service provided, the evidence of arrangement for these services varies, between a service order and a standard written contract. All of these arrangements contain fixed or determinable prices for each type of service. We assess collectibility based on a number of factors, including past transaction history and credit worthiness.

Service and product development costs, identifiable intangible assets, and goodwill

We assess the impairment of identifiable intangible and long-lived assets (including capitalized service and product development costs) whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

In performing our review for recoverability of identifiable intangible and long-lived assets, we estimate the future cash flows expected to result from the use and eventual disposition of those assets. When we estimate the future cash flows from those assets, we use our judgment to determine the assumptions underlying the estimates. To determine revenue estimates, we assess the future market potential for our products and our expected product market share. Additionally, we make judgments about our future operating costs, interest rates, and our cost of capital as well as the economic life of the assets. Our judgments are based on the Company’s experience as well as consultation with external advisors. If the actual results differ from those estimates, the carrying amount of certain assets may not be recoverable. Net intangible assets, goodwill and capitalized service and product development costs amounted to $13.3 million as of December 31, 2002.

Additionally, at least annually, we perform a review of the potential impairment of goodwill. In performing our review of the recoverability of goodwill, we compare the net book value of the Company to its market capitalization after considering any impairment to identifiable intangibles and long-lived assets. Goodwill amounted to $1.1 million as of December 31, 2002.

Use of estimates

The preparation of our financial statements in conformity with generally accepted accounting principles necessarily requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Areas where management makes estimates and assumptions include, but are not limited to, allowance for doubtful accounts, sublease loss reserve, valuation allowance for deferred taxes, long-lived and intangible asset lives, and the establishment of accrued liabilities. Actual results could differ from these estimates.

We must make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. We analyze accounts receivable balances, historical bad debt trends, current economic conditions, and specific customer experience when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2002 and 2001, our allowance for doubtful accounts balance was $1.6 million and $2.0 million, respectively.

The calculation of the estimated sublease loss reserve for vacated facilities requires that we make estimates of potential future sublease income. We analyze current market conditions for real estate with the assistance of reputable commercial real estate brokers. However, future actual sublease income may materially differ from estimated amounts as a result of the timing of obtaining a sub-lease tenant and the amount of the sub-lease income. Currently, we have one vacated facility that is not yet sub-leased. We expect to sub-lease this facility by January 2004. For each month beyond January 2004 during which the property is not sub-leased, the Company would incur an additional $0.1 million of expense. The current estimated sub-lease income is approximately 63% of the lease rate. If this facility was to be sub-leased at 50% of the leased rate, we would incur, over the life of the lease, an additional $0.2 million in expense annually.

Our current estimated range of liability related to pending litigation and asserted claims is based on claims for which we can estimate the amount or range of loss. We analyze the merits of claims and obtain assistance from outside counsel in order to arrive at our estimates. We have recorded the probable settlement amount and associated legal fees related to those claims, and where there is a range of loss and no amount in the range is any more probable than another, we record the low end of the range as our estimate of the probable outcome.

Income taxes

We account for income taxes using the asset and liability method under SFAS No. 109 (FAS 109), “Accounting for Income Taxes”. This involves estimating current tax expense and temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. To the extent that recovery is not more likely than not, we establish a valuation allowance. We use our judgment to determine the amount of the income tax provision and any valuation allowance to be recorded against the deferred tax assets. For 2002 and 2001, we determined that a valuation allowance was necessary to reduce the deferred tax assets to the amount of deferred tax liabilities. During 2002, the valuation allowance increased $0.8 million to $24.0 million.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses the measurement, timing of recognition and reporting of costs associated with exit or disposal activities and restructuring activities. FAS 146 requires that a liability for costs associated with exit or restructuring activities be recognized only when the liability is incurred and not at the time that a company formally approves and commits to an exit plan as set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption to have any impact on the Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), ”Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability at fair value be recorded in the guarantor’s balance sheet upon issuance of a guarantee or indemnification. In addition, FIN 45 requires disclosures about the guarantees or indemnification that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provisions of FIN 45 (see Note 9 to the Consolidated Financial Statements). We have not yet determined the maximum potential future exposure resulting from these guarantees and indemnifications.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company has not yet determined the impact of adopting EITF No. 00-21 on its Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148 (FAS 148), “Accounting for Stock-Based Compensation Costs—Transition and Disclosure”. This statement amends SFAS No. 123 (FAS 123), “Accounting for Stock-Based Compensation”, and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. We account for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and have adopted the disclosure-only alternative of FAS 123. We have adopted the disclosure provisions of FAS 148 in December 2002 (see Note 2 to the Consolidated Financial Statements).

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of December 31, 2002.

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

Historically, we have generated all of our revenues from the sale of products and services to the retail industry. The retail industry is experiencing a marked slowdown that we believe has been caused by the general economic downturn since 2000 and uncertain global, geopolitical, military and economic factors. We believe that continuing poor economic conditions and increased competition in the retail industry are negatively impacting the industry and our customers’ ability and willingness to pay for our products and services. These adverse conditions continue to negatively impact our ability to sell our products and services to existing and potential customers in the retail industry. The department store sector of the general merchandise and apparel segment, which is an important part of our customer base for our Trading Community Management and QRS Catalogue™ products and services, has been particularly affected by these adverse conditions, and our products and services are less well established in other sectors of the general merchandise and apparel segment, such as mass merchants. If the department store sector continues to experience greater challenges or adversity than other sectors, our business, financial condition and results of operations would be adversely affected.

We believe that the retail industry is consolidating. During the third quarter of 2002, one of our major retail customers consolidated certain of its retail operations. Moreover, we expect that retailers will continue to reorganize their operations in attempts to improve operating efficiencies. To the extent that such reorganizations reduce the number of their retail operations, the number of our trading partnerships could also be reduced, which may reduce net sales in future periods and could have a material adverse impact on our business, financial condition and results of operations.

Such weakening economic conditions in the retail industry and consolidation have in the past, and may in the future, negatively impact our ability to sell our products and services to existing and potential customers in the retail industry. The loss of any large retail or vendor customer may also result in our loss of all of the trading partners of that retailer or vendor that are also our customers, which would have a material adverse effect on our business, financial condition and results of operations.

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

We have recently incurred significant losses, including net losses of $4.1 million and $173.3 million for the fiscal years ended December 31, 2002 and 2001, respectively. A substantial amount of these losses in 2001 were in connection with non-cash charges relating to the impairment of remaining intangible assets, including technology and goodwill, acquired through our acquisitions in recent years of RockPort Trade Systems Inc., Image Info Inc., and Retail Data Services Inc., as well as our acquisition of the outstanding minority interest of Tradeweave Inc. We may continue to incur non-cash charges related to the impairment of other intangible assets, as well as non-cash charges related to stock compensation. Further impairment of intangible assets could occur since the revenue and income potential of some of our services and products are unproven, and some of the markets we are addressing are in the early stages of development. There can be no assurance that new services and products introduced by us will gain market acceptance, or that new technologies or business methods will not be developed that replace or reduce the importance of our current offerings, and thus there can be no assurance that we will not need to take additional impairment charges.

In addition, for the fiscal year ended December 31, 2002 we experienced a decline in revenues of 5% over the previous fiscal year. We offset this revenue decline by reducing our operating expenses in 2002 such that for the third and fourth quarters ended September 30, 2002 and December 31, 2002, our revenues exceeded our expenses. We may not be able to continue reducing our operating expenses in future periods while our revenues may continue to decline. As a result, we may experience losses in future periods. To the extent that our operating results fall below our expectations, we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

We have recently experienced significant changes in our senior management team.

In recent years we have experienced significant turnover in our management team. Our current President and Chief Executive Officer joined us in October 2001, and our current Chief Financial Officer joined us in January 2002. Other members of management have also joined us only recently, and the management team as a whole has had a very limited time to work together. A number of executives have also left the company. Our success depends on the performance of our executive officers and other key employees and the ability of our management team to work together effectively. There can be no assurance that the management team will be able to work together effectively, that we can continue to retain or recruit necessary additional personnel, or that such new personnel will be efficiently integrated or be adequate for our current or future operations.

Our industry is characterized by rapid technological change, and there are risks associated with new product development.

The increasing use of the Internet as a communications medium has rapidly changed the competitive environment of our industry. The supply chain management industry is now characterized by rapid technological innovation and a long-term trend towards Internet-based communications over proprietary value added network (VAN)-based communications. While we continue to develop solutions that take advantage of the Internet’s potential, the majority of our Trading Community Management revenues for the foreseeable future are expected to be derived from our traditional VAN-based EDI services. The future success of our services and products will depend, in part, on our ability to continue developing products and services that are compatible with the Internet. The increased commercial use of the Internet could require substantial modification and customization of our services and products and the introduction of new services and products. Our competitors and potential competitors may develop competing technologies that are more effective or more effectively marketed than the services and products marketed by us or that render our services or products obsolete or noncompetitive.

In addition, the markets for our Software Applications are subject to rapid technological change, changing client needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Our growth and future operating results will depend, in part, on our ability to enhance existing applications and develop and introduce new applications or capabilities.

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

We may not successfully complete our development of a new technology platform or improvements to our QRS Catalogue, and the conversion of customers, products and services to this new platform may experience problems or be unsuccessful.

In 2003 and 2004, we expect to significantly increase our investment in services and product development, including projected expenditures during 2003 of $8-13 million for the development of a new technology platform and improvements to QRS Catalogue™ to address the needs of the non-general merchandise and apparel retail segments. We believe that the successful development of the platform and improvement of QRS Catalogue™ is important to our future success in continuing to sell products and services to our existing customers and expanding our presence in new retail sectors and geographies.

We do not have experience in developing a technology platform of the magnitude and complexity planned for our new technology platform. If the complexity is greater than anticipated or we are unable to recruit and retain individuals with the necessary skills, we may be unable to build the technology platform at all or in the time expected or at an appropriate cost. Delays or a failure in the development of a technology platform or improvements to the QRS Catalogue™ may have an adverse effect on our performance and operating results.

If we do complete the platform, we may not be able to convert our customers from existing technologies to the new platform quickly or without problems. In addition, we have less expertise and experience with the non-general merchandise and apparel retail segments, which could lead to difficulty obtaining market acceptance of the improvements.

Our business is marked by substantial price competition.

The changed technological landscape and the desire of companies to obtain market share has resulted in very strong and continuing price competition, particularly for our Data Exchange products and services. This competition has caused us from time to time to reduce prices on these services. We expect that as the retail industry continues to adopt existing and new information technologies, competition and pricing pressures will increase, and our competitors may adopt new pricing and sales models to which we are unable to adopt or adequately respond. If we are forced to effect further price reductions in connection with such increased competition, such reductions would reduce net sales in future periods to the extent not offset by increased unit sales or other factors. Price reductions in response to competitive pressures could have a material adverse effect on our business, financial condition and results of operations.

The market for business-to-business electronic commerce services in the retail industry is intensely competitive.

Numerous other companies participate in the supply chain management industry generally. Some of our competitors and potential competitors have longer operating histories, greater brand recognition, larger customer bases and greater financial and other resources with which to improve and aggressively market their products. In addition, new competitors, such as standards-based organizations or consortia, may enter the market. Our competitors and potential competitors may develop or adapt to, and market, competing technologies more effectively than we do. A number of our competitors are now under new ownership. We cannot predict the impact of such changed ownership on how these entities may compete with us in the future. In addition, some larger potential customers have chosen to develop their own supply chain management systems internally rather than to utilize the service and product offerings of external providers. All of these competitive factors may adversely affect our business.

We have experienced difficulty in effectively integrating and managing acquired companies and their products.

In 2000, we acquired Image Info, Inc. and Rockport Trade Systems, Inc., companies whose products included software applications. In early 2001, we acquired the minority interest of our subsidiary, Tradeweave, Inc. and integrated its operations into ours. In September 2001, we discontinued our Tradeweave Digital Photography service, which had been acquired through our acquisition of Image Info Inc. in January 2000. We have limited experience in integrating and managing acquired companies and selling products such as enterprise software applications and related services, such as those acquired from RockPort Trade Systems, Inc. Moreover, certain of these acquired services and products do not fit in our traditional network-based recurring revenue business model. Revenues to date from products obtained through these acquisitions have been below our expectations at the times of the acquisitions resulting in the recognition of a significant impairment loss at the end of 2001. We continue to evaluate the recoverability of the remaining intangible asset. We may experience additional impairment losses in the future. If we are unable to successfully integrate or manage other acquired companies and their products, our business, results of operations and financial condition may be harmed.

We may continue to enter into mergers.

We may choose to continue to acquire new solutions or to expand our market presence through mergers, acquisitions, joint ventures or other strategic alliances with, or investments in, third parties. There are a number of risks associated with such transactions, such as the difficulty of assimilating the operations, technology and personnel of the combined companies; the potential disruption of our ongoing business; the diversion of attention of management; the inability to retain key technical and managerial personnel; additional expenses associated with the amortization or impairment of acquired intangible assets; the potential use of cash or assumption of additional debt, and/or a potential issuance of equity which could be dilutive to existing stockholders; the maintenance of uniform standards, controls and policies; and the impairment of relationships with existing employees and customers. We may not succeed in overcoming these risks or any other potential problems encountered in connection with such mergers or other transactions, and such transactions may have a material adverse effect on our business, financial condition and results of operations.

Our operating results may fluctuate from quarter to quarter.

We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, including changes in the demand for our services and the use of our existing services; changes in customer buying patterns; changes in our pricing policies or those of our competitors; market acceptance of new and enhanced versions of our services and products; changes in operating expenses; changes in our strategy; introduction of alternative technologies by our competitors; effect of potential acquisitions and the integration and management of acquired products; and industry and general global and economic factors. In addition, our limited operating history with enterprise software application licensing makes accurate prediction of future operating results difficult or impossible. We have experienced, and may experience in one or more future quarters, operating results that are below the expectations of public market analysts and investors. In such an event, the price of our common stock has been, and would likely be, materially and adversely affected.

In addition, the period between initial contact and the implementation of our enterprise software application products is often lengthy and subject to a number of factors that may cause significant delays. These factors include the size and complexity of the overall project and delays in our customers’ implementation of web-based computing environments. A significant portion of any QRS Sourcing™ revenues realized in a quarter is typically derived from a small number of license sales. As a result, the timing of any enterprise software license revenue is difficult to predict, and we are subject to significant variations in license revenues. Delays or cancellations of sales or implementations of even a few license transactions have had, and may have, a material adverse effect on our business, operating results and financial condition, and have caused, and may continue to cause, our operating results to vary significantly from quarter to quarter.

Because our products and services are complex and perform mission-critical functions, we are vulnerable to product defect and product-related claims.

Our software products are complex and perform critical functions for our customers, and consequently carry inherent risks. For example, our software products may contain undetected errors or failures when first introduced or as new versions are released. The possibility for program errors and failures may increase due to factors including the use of new technologies, the integration of third party software, or the need for more rapid product development that is characteristic of the software market. We undergo pre-release product testing by our current and potential customers to minimize risks, and our customer license agreements typically contain provisions designed to limit our exposure to potential product-related claims. Nevertheless, such provisions may not always be enforced or enforceable in the various legal jurisdictions in which we operate. There can be no assurance that any errors or failures by our products and services will not subject us to substantial product-related claims.

We are dependent on the IBM Value Added Network and the BES-IT (formerly IDDX) service.

Pursuant to a contract with IBM that expires on June 30, 2005, we use the IBM Value Added Network (VAN) as the network platform over which we provide customers with most of our QRS Exchange™ products and services. We depend on the IBM VAN for a substantial part of our revenues. Under this contract we also offer as our Internet Transaction Exchange product the IBM Business Exchange Services—Internet Transfer (BES-IT), formerly Internet Data and Document Exchange (IDDX) service, an Internet Protocol (IP)-based transaction network allowing for real-time information exchange over the Internet. Upon the expiration of our contract with IBM, in the event that IBM decides to increase the prices that it charges us, or reduces the amount of discounts or allowances we currently receive, and we are not able to pass along such increased costs charges to our customers, our business, financial condition and results of operations could be materially adversely affected. In addition, pursuant to the IBM contract, we will pay fees to IBM based on the amount of our use of its network services subject to specified minimum payment amounts. If our use of the network services declines, our gross margins will decrease, thereby also adversely affecting our business and operating results.

Because we have no right to control the maintenance and operation of either the IBM VAN or BES-IT, we are subject to decisions that adversely affect the operation of the VAN and the BES-IT service and thus on our business and results of operations. In addition, if IBM becomes unable or unwilling to provide or continue to support VAN or BES-IT services, we would either have to provide these services directly or arrange for another third party to provide such services. We cannot assure you that we would be able to do so on a timely basis, if at all, or that the costs of any such arrangements would not materially adversely affect our business and results of operations. Disruption or unavailability of the IBM VAN or BES-IT service may have a material adverse effect on our business, results of operations and financial condition.

While we purchase network connectivity and electronic commerce-related services from IBM, a portion of the purchased connectivity services are actually provided by AT&T, which purchased IBM’s Global Network and corporate networking business in April 1999. IBM resells the AT&T Global Network to us. IBM and AT&T are free to compete against us, and either of them may compete with us now or in the future. If IBM, AT&T or any other entity markets the IBM VAN or BES-IT services to the retail industry or directly to our customers, or permits one or more of our competitors to use and remarket IBM’s VAN or BES-IT services to the retail industry, it could adversely affect our business, financial condition and results of operations.

We may not be successful in achieving or maintaining acceptance of our products and services in segments adjacent to the general merchandise and apparel segment, which could have a material adverse effect on our business and results of operations.

Customers in our target segments may have different requirements than customers in the general merchandise and apparel segment for which our products and services were initially developed. In addition, we may need to adopt or adapt to new technologies in order to address the requirements of customers in these target segments, and we may be unable to do so. Many of our competitors and potential competitors in these target segments have longer operating histories, greater brand recognition and larger customer bases in these segments. We do not know if customers in our target markets will prefer our products and services to other products and services available to them. If we are unable to establish a sufficient base of customers in our target segments, our efforts may not result in expected or any revenues from these segments, and our ability to sell our products and services to additional customers in those segments may be significantly reduced.

Damage to our data center facility could have a material adverse effect on our business and results of operations.

Our data center is located in a single facility and we have no present intention of establishing an additional data center in a separate location. Notwithstanding the precautions that we have taken to protect ourselves and our customers from delivery interruption events, a fire, earthquake or other natural disaster, a virus attack or an accident affecting the data center could disable our computer system. Any significant damage to our data center, or disruption of its connectivity to the IBM VAN, BES-IT service or the AT&T network, could have a material adverse effect on our business, financial condition and results of operations.

If our consolidation of our internal customer billing systems and our related price changes for certain products and services are unsuccessful, our revenues could be adversely impacted.

We are in the process of consolidating and converting our multiple internal customer billing systems to SAP for all customers. We are also changing our price structure for certain of our products and services as part of this process. We must identify, successfully address and verify resolution of many complex issues in the consolidation and conversion to an SAP billing system, and there are a large number of customer bills that must be converted to the system. If we encounter problems in this process, we may experience difficulty in providing accurate, timely invoices to our customers. Also, we cannot be certain that our new pricing structure will be acceptable to our customers. If we are unable to provide accurate, timely invoices to our customers or our customers respond adversely to our new pricing structure, our revenues could be adversely impacted.

If our European operations do not perform as expected, our revenue may decline or fail to increase, and operating losses may occur or increase.

We have committed and may continue to commit resources to the opening of European offices and the maintenance and expansion of European sales and support capabilities in order to increase revenue from European customers. We expect to incur expenses for adapting our products and services to existing and new technology and business standards in Europe and for localizing our products and services for the European market. We may be unable to adapt our products and services to existing and new technology and business standards in Europe. We do not know if European customers will adopt technology-based solutions for electronic commerce such as ours, nor do we know if European customers will prefer our products and services to other products and services available to them. Geopolitical factors may slow or prevent European customers’ acceptance of products and services by companies in the United States. Even if European customers do accept our products, material revenues may not be generated until we enable these customers’ trading partners to use our products and services, which may take a significant amount of time. Our European operations may not generate expected or any revenues, and if our European operations do not generate sufficient revenue to offset our expenditures, we may experience operating losses.

We may not be able to protect our proprietary technology and information, and we may be subject to claims of infringement.

Intellectual property laws afford only limited protection. Existing copyright and trade secret laws afford only limited protection, and we may not be able to police unauthorized use of our services, proprietary technology or information. In addition, the laws of certain countries in which our products and services may be distributed may not protect our proprietary rights as fully as do the laws of the United States. If unauthorized third parties obtain and use our proprietary technology and information, our business, results of operations and financial condition may be materially adversely affected. In addition, claims by third parties regarding the infringement of alleged intellectual property rights are a frequent occurrence in our industry. Although we do not believe that we are infringing any proprietary rights of others, any such third party claims may similarly materially adversely affect our business, operating results and financial condition.

We may be unable to form successful relationships with systems integrators and other sales channels.

We seek to establish and maintain relationships with system integrators and consulting firms who may recommend our products and services to prospective customers. We also seek to establish and maintain relationships with service providers, resellers and other sales channels who may sell our products to customers or in markets that we are unable or less able to address. Many of these third parties have similar and often more established relationships with our competitors. In addition, these third parties, many of which have significantly greater resources than us, may market services and products in competition with us. We may experience “channel conflicts” with these third parties in which our pricing, discount and licensing programs, or our internal compensation programs, present instances of overlapping or competing interests with these third parties. Our failure to successfully establish and maintain relationships with system integrators, consulting firms, service providers, resellers and other sales channels and alliance partners may adversely affect our business, financial condition and results of operations.

Certain anti-takeover provisions could discourage attempts to acquire control of us.

We are a Delaware corporation. The Delaware General Corporation Law contains certain provisions that may make a change in control of our company more difficult or prevent the removal of incumbent directors. In addition, our Certificate of Incorporation and Bylaws and our stockholders rights plan contain provisions that may have the same effect. These provisions may have a negative impact on the price of our common stock, may discourage third-party bidders from making a bid for our company or may reduce any premiums paid to stockholders for their common stock.

Our stock price may fluctuate substantially.

The market price of our common stock has fluctuated significantly since the initial public offering of our common stock in August 1993 and could be subject to significant fluctuations in the future based on any number of factors, such as announcements of new services by us or by our competitors; fluctuations in our quarterly financial results or our competitors’; our failure to meet guidance we provide to the market; changes in categorization of our stock (e.g., value vs. growth) by third parties; conditions in the Internet commerce, retail information service and high technology industries generally; and conditions in the financial markets generally. The low trading volume of our common stock may adversely affect its liquidity and reduce the number of market makers and/or large investors willing to trade in our common stock, making wider fluctuations in the quoted price of our common stock more likely to occur. The market price of our common stock may continue to experience significant fluctuations in the future.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our investment portfolio of marketable securities. We do not use derivative financial instruments in our investment portfolio. The stated objectives of our investment guidelines are to preserve principal, meet liquidity needs and deliver maximum yield subject to the previous conditions. The guidelines limit maturity, concentration and eligible investments to high credit quality U.S. issuers, such as the U.S. Treasury and other federal, state and local government agencies and highly rated banks and corporations. Our marketable securities profile includes only those securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents principal amounts and related weighted average interest rates due by date of maturity for the marketable securities available-for-sale. Our guidelines do not permit investments with maturities in excess of 24 months. At December 31, 2002, the weighted average maturity of the marketable securities portfolio was 248 days.

(Amounts in thousands)	Maturity 2003	Maturity 2004	Total	Fair Value at December 31, 2002
Governmental Agencies	$1,000	$502	$1,502	$1,515
Corporations	2,169	531	2,700	2,713

Total	$3,169	$1,033	$4,202	$4,228

Weighted average interest rate	2.52%	3.32%	2.72%	2.72%

Additionally we have $14.9 million in cash equivalents at December 31, 2002 which represent corporate marketable securities that mature in 2003 and have a weighted average interest rate of 1.39%.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Board of Directors and Stockholders of QRS Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of QRS Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

PricewaterhouseCoopers LLP

San Francisco, California

February 11, 2003

QRS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$35,358	$28,911
Marketable securities available-for-sale	1,998	7,496
Accounts receivable—net of allowance for doubtful accounts of $1,613 at December 31, 2002 and $2,041 at December 31, 2001	14,907	22,178
Prepaid expenses and other	3,061	2,514
Income taxes receivable	—	125

Total current assets	55,324	61,224

Property and equipment:
Furniture and fixtures	1,780	2,506
Equipment	13,547	18,739
Leasehold improvements	1,921	2,216

	17,248	23,461
Less accumulated depreciation and amortization	(8,703)	(11,923)

Total property and equipment	8,545	11,538

Marketable securities available-for-sale	2,230	2,215
Capitalized service and product development costs—net of accumulated amortization of $6,934 at December 31, 2002 and $8,748 at December 31, 2001	2,282	2,838
Goodwill	1,113	1,113
Intangible assets—net of accumulated amortization of $15,268 at December 31, 2002 and $11,783 at December 31, 2001	9,857	13,342
Other assets	2,598	1,658

Total assets	$81,949	$93,928

See Notes to Consolidated Financial Statements

QRS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Continued)

	December 31, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,870	$11,914
Accrued compensation	6,289	7,452
Accrued vacation	2,044	2,095
Deferred acquisition payments	2,500	2,500
Deferred revenue	1,605	3,593
Sublease loss accruals related to business restructuring	2,788	3,820
Other accrued liabilities	3,762	4,140
Current portion of note payable	1,070	—

Total current liabilities	28,928	35,514

Sublease loss accruals related to business restructuring	6,315	10,602
Note payable	290	—
Deferred rent and other	2,285	1,103

Total liabilities	37,818	47,219

Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock—$.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$.001 par value; 60,000,000 shares authorized; 16,032,353 shares issued and 15,801,253 shares outstanding at December 31, 2002; and 15,841,854 shares issued and 15,616,529 shares outstanding at December 31, 2001	251,914	251,752
Deferred compensation	(157)	(1,710)
Treasury stock; 231,100 shares at December 31, 2002 and 225,325 shares at December 31, 2001	(5,548)	(5,530)
Accumulated other comprehensive earnings (loss):
Unrealized gain on marketable securities available-for-sale	26	34
Cumulative translation adjustments	(229)	(36)
Accumulated deficit	(201,875)	(197,801)

Total stockholders’ equity	44,131	46,709

Total liabilities and stockholders’ equity	$81,949	$93,928

See Notes to Consolidated Financial Statements

QRS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended December 31, 2002, 2001, and 2000

(In thousands, except per share amounts)

	2002	2001	2000
Revenues:
Software applications	$35,457	$38,995	$34,409
Trading community management	73,698	80,657	88,120
Global services	26,879	23,472	19,543

Total revenues	136,034	143,124	142,072

Cost of revenues:
Software applications	11,052	19,616	22,970
Trading community management	37,738	43,208	47,566
Global services	23,873	26,032	17,090

Total cost of revenues	72,663	88,856	87,626

Gross profit	63,371	54,268	54,446

Operating expenses:
Sales and marketing	28,567	31,122	31,244
Service and product development	14,460	13,017	9,210
General and administrative	22,497	24,031	24,575
Amortization of other intangible assets	3,485	12,560	11,362
Amortization of goodwill	—	16,600	13,661
In-process research and development	—	—	17,880
Restructuring expenses	—	19,354	—
Impairment loss	—	118,896	—

Total operating expenses	69,009	235,580	107,932

Operating loss	(5,638)	(181,312)	(53,486)
Interest income	721	1,296	1,505
Interest expense	(155)	—	—

Loss before income taxes and minority interest	(5,072)	(180,016)	(51,981)
Income tax benefit	(998)	(6,687)	(8,182)
Minority interest in loss from subsidiary	—	—	(1,422)

Net loss	(4,074)	(173,329)	(42,377)
Other comprehensive loss:
Unrealized (loss) gain from marketable securities available-for-sale, net of tax	(8)	(90)	260
Change in cumulative translation adjustment	(193)	(36)	—

Total comprehensive loss	$(4,275)	$(173,455)	$(42,117)

Basic net loss per share	$(0.26)	$(11.26)	$(2.92)

Shares used to compute basic net loss per share	15,717	15,400	14,524

Diluted net loss per share	$(0.26)	$(11.26)	$(2.92)

Shares used to compute diluted net loss per share	15,717	15,400	14,524

See Notes to Consolidated Financial Statements

QRS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	Common Stock		Deferred Compensation	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 1999	13,647,208	$86,445	$—	$(136)	$17,905	$104,214
Purchase of treasury stock	(198,000)	(5,004)	—	—	—	(5,004)
Fair value of stock options assumed in acquisition	—	9,367	—	—	—	9,367
Issuance of common stock	1,255,707	131,177	—	—	—	131,177
Common stock held in escrow	(392,771)	—	—	—	—	—
Exercise of stock options, including tax benefit	312,919	13,040	—	—	—	13,040
Issuance of common stock under Employee Stock Purchase Plan	37,952	413	—	—	—	413
Other comprehensive earnings—unrealized gain on marketable securities available-for-sale	—	—	—	260	—	260
Net loss	—	—	—	—	(42,377)	(42,377)

Balance, December 31, 2000	14,663,015	235,438	—	124	(24,472)	211,090
Issuance of common stock for Tradeweave minority share acquisition	334,774	3,847	—	—	—	3,847
Fair value of warrants issued for Tradeweave minority share acquisition	—	1,372	—	—	—	1,372
Fair value of stock options assumed from Tradeweave minority share acquisition	—	1,044	—	—	—	1,044
Intrinsic value of unvested stock options from minority share acquisition	—	—	(59)	—	—	(59)
Amortization of intrinsic value of unvested stock options from minority share acquisition	—	—	17	—	—	17
Issuance of common stock held in escrow	392,771	—	—	—	—	—
Exercise of stock options	25,869	120	—	—	—	120
Issuance of common stock under Employee Stock Purchase Plan	70,695	677	—	—	—	677
Fair value of restricted stock awarded	—	3,927	(3,927)	—	—	—
Issuance of common stock under Restricted Stock plan	129,405	—	—	—	—	—
Stock option compensation for non-employee	—	302	—	—	—	302
Amortization and acceleration of restricted stock, net of cancellations	—	(505)	2,259	—	—	1,754
Other comprehensive loss	—	—	—	(126)	—	(126)
Net loss	—	—	—	—	(173,329)	(173,329)

Balance, December 31, 2001	15,616,529	246,222	(1,710)	(2)	(197,801)	46,709
Purchase of treasury stock	(5,775)	(18)	—	—	—	(18)
Amortization of intrinsic value of unvested stock options from minority share acquisition	—	—	20	—	—	20
Exercise of stock options	70,556	608	—	—	—	608
Issuance of common stock under Employee Stock Purchase Plan	83,590	492	—	—	—	492
Issuance of common stock under Restricted Stock plan	36,353	—	—	—	—	—
Stock option compensation	—	63	—	—	—	63
Amortization and acceleration of restricted stock, net of cancellations	—	(1,001)	1,533	—	—	532
Other comprehensive loss	—	—	—	(201)	—	(201)
Net loss	—	—	—	—	(4,074)	(4,074)

Balance, December 31, 2002	15,801,253	$246,366	$(157)	$(203)	$(201,875)	$44,131

See Notes to Consolidated Financial Statements

QRS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001, and 2000

(Dollars in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(4,074)	$(173,329)	$(42,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,034	8,062	6,728
Amortization of capitalized service and product development costs	1,908	4,746	4,535
Amortization of software licenses	1,163	—	—
Amortization of goodwill	—	16,600	13,661
Amortization of other intangible assets	3,485	12,560	11,362
Impairment loss	—	125,601	—
In-process research and development	—	—	17,880
Stock-based compensation	615	2,073	213
Provision for allowance for doubtful accounts	670	2,053	1,977
Loss from disposal of property and equipment	801	—	179
Deferred income taxes	—	(7,085)	(3,217)
Minority interest in loss from subsidiary	—	—	(1,422)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,601	3,061	125
Prepaid expenses and other	(382)	445	(11)
Income taxes receivable	125	3,103	1,498
Accounts payable	(3,044)	3,239	(2,906)
Accrued compensation	(1,163)	3,178	1,555
Accrued vacation	(51)	(164)	1,064
Deferred revenue	(1,988)	295	1,054
Sublease loss accruals related to business restructuring	(5,319)	14,422	—
Other accrued liabilities	(348)	3,075	(4,330)
Deferred rent and other	802	(878)	445

Net cash provided by operating activities	4,835	21,057	8,013

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(6,160)	(13,722)	(15,069)
Sales and maturities of marketable securities available-for-sale	11,635	15,357	15,963
Purchases of property and equipment	(2,622)	(3,154)	(15,014)
Proceeds from disposal of property and equipment	—	—	131
Capitalization of service and product development costs	(1,352)	(2,516)	(5,468)
Acquisition of businesses, net of cash acquired	—	—	(4,270)
Other assets	(103)	620	(2,166)
Payment of deferred acquisition payments	—	(3,500)	(2,000)
Payment of transaction costs related to acquisitions	—	(1,400)	(1,796)

Net cash provided by (used in) investing activities	1,398	(8,315)	(29,689)

Cash flows from financing activities:
Proceeds from employee stock purchase plan issuances	492	677	413
Exercise of stock options	608	120	5,544
Payments on note payable	(740)	—	—
Payments on capital lease obligation	(200)	—	—
Contributions from minority interest	—	—	1,683
Purchase of treasury stock	(18)	—	(5,004)

Net cash provided by financing activities	142	797	2,636

Effect of exchange rate on cash and cash equivalents	72	—	—

Net increase (decrease) in cash and cash equivalents	6,447	13,539	(19,040)
Cash and cash equivalents at beginning of year	28,911	15,372	34,412

Cash and cash equivalents at end of year	$35,358	$28,911	$15,372

Cash paid for:
Taxes	$116	$56	$69

Interest	$123	$—	$—

See Notes to Consolidated Financial Statements

QRS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31, 2002, 2001, and 2000

(Dollars in thousands)

	2002	2001	2000
Noncash investing and financing activities:
Property and equipment acquired through capital lease	$550	$—	$—
Write-off of fully depreciated assets	6,211	2,170	2,148
Write-off of fully depreciated capitalized service and product development costs	3,722	—	—
Note payable exchanged for software licenses	2,100	—	—
Tax benefit from stock options exercised	—	—	7,496
Deferred acquisition payments	—	—	5,000
Fair value of common stock issued in acquisitions	—	3,847	131,177
Fair value of stock options assumed in acquisition	—	1,044	9,367
Fair value of warrants issued in acquisition	—	1,372	—
Fair value of restricted stock awarded	—	3,927	—
Unrealized gain (loss) on marketable securities available-for-sale	(8)	(90)	260
Unrealized loss from foreign currency exchange	(193)	(36)	—

On February 9, 2001, we acquired the outstanding capital stock not previously held by us in our majority-owned subsidiary, Tradeweave, Inc. On March 10, 2000, we acquired substantially all the assets of RockPort Trade Systems, Inc. On January 21, 2000, we acquired the outstanding capital stock of Image Info, Inc. The purchase prices were allocated, as follows:

	2001	2000
Accounts receivable	$—	$3,430
Prepaid expenses and other	—	232
Accrued transaction costs	(1,400)	(1,750)
Current liabilities assumed	—	(6,841)
Deferred acquisition payments	—	—

Working capital (deficiency) other than cash	(1,400)	(4,929)
Property and equipment	—	539
Other assets	—	97
Goodwill	5,121	107,911
Other intangible assets	3,556	46,476
In-process research and development	—	17,880
Deferred acquisition payment—non current	—	(5,000)
Other non-current liability	—	(295)
Fair value of stock options assumed	(1,044)	(9,367)
Intrinsic value of unvested stock options assumed	59	—
Deferred income taxes	(1,073)	(17,865)
Fair value of warrants issued	(1,372)	—
Fair value of common stock issued	(3,847)	(131,177)

Acquisitions, net of cash acquired of $730 for 2000 and stock issued	$—	$4,270

See Notes to Consolidated Financial Statements

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: DESCRIPTION OF THE BUSINESS

QRS Corporation (“QRS,” the “Company”, or “we” or “us”) was established in 1988 and is a provider of collaborative commerce solutions for the retail industry trading community. Our products and services help thousands of retailers, manufacturers, suppliers, vendors, wholesalers and distributors to connect and communicate electronically, transact business, collaborate on processes and decisions, and differentiate their brands in the global marketplace. Our products and services are typically integrated with our customers’ enterprise information technology systems in order to deliver greater benefits and efficiencies to these customers.

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying financial statements include the accounts of QRS Corporation and our subsidiaries which include QRS Canada Inc. (an Ontario corporation), QRS Sales and Services Corporation (a Delaware corporation), Image Info Inc. (a New York corporation, formerly WS Acquisition Corp.), RockPort Trade Systems Ltd. (a Barbados corporation), QRS PACRIM Corporation (a Delaware corporation), QRS EMEA, Inc. (a Delaware corporation), QRS France SARL (a French societé anonyme responsabilité limitée), Image Info LLC (a Delaware limited liability company), RockPort Trade Systems LLC (a Delaware limited liability company) and QRS Netherlands B.V. (a private company with limited liability incorporated in the Netherlands). All significant inter-company transactions have been eliminated.

Foreign Currency Translation

The Company considers the local currency to be the functional currency for its international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income (loss). Foreign currency transaction gains and losses, which to date have not been material, are included in the Consolidated Statements of Operations and Comprehensive Loss.

Derivatives

We adopted Statement of Financial Accounting Standards (SFAS) No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended, at the beginning of our fiscal year 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The adoption of FAS 133 did not have a material effect on the financial statements of the Company. At December 31, 2002, the Company had no derivative instruments.

Revenue Recognition

We derive revenues from three principal sources:

(1)	Software Applications: Revenues from licensing of enterprise software applications is recognized upon shipment if a signed contract exists, the fee is fixed or determinable, collection is probable and if there are no significant company obligations with regard to implementation of the software. Revenue from hosted software applications is recognized as services are performed. With respect to the QRS Catalogue™, monthly fees are billed based on level of usage.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Trading Community Management: Associated revenues relate to the transmission of standard business documents over a network. Such revenues are recognized in the month that such transmission services are performed.

(3)	Global Services: Fees for QRS Retail Intelligence ServicesSM and QRS Professional ServicesSM are recognized as the related services are performed. Software maintenance revenue is deferred and recognized on a straight-line basis over the life of the related contract which is typically one year.

We accumulate relevant information from contracts to determine the availability of vendor-specific objective evidence of fair value for elements in bundled arrangements and believe that such information complies with the criteria established in American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as follows. (1) Customers are required to pay separately for annual maintenance. Future renewal rates are included as a term of the contracts. We use the renewal rate as vendor-specific objective evidence of fair value for maintenance. (2) We charge standard hourly rates for consulting services based on the nature of the services and experience of the professionals performing the services and such services are separately priced in contracts. The fair value of consulting services is based on the value of the standalone sales of these services to customers. (3) Training is separately priced in the contract.

Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenues recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing are recorded as unbilled receivables.

We recognize revenues for our products and services on a gross basis when we are the primary obligor in the arrangement, have latitude in establishing price and maintain credit risk. Revenues are recognized on a net basis when any of those criteria are not met.

Cash and Cash Equivalents

We consider all highly liquid temporary investments with original maturities or remaining maturities at the date of purchase of three months or less to be cash equivalents. Our cash is deposited primarily in banks in the United States with additional operating funds maintained in the United Kingdom, Canada, Hong Kong, France and the Netherlands. Deposits in these banks may exceed the amount of insurance, if any, provided on such deposits. We have not experienced any losses in such deposits and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Marketable Securities Available-For-Sale

Short-term and long-term investments in debt securities on the balance sheet are classified as available-for-sale and are carried at fair value, with the unrealized gains or losses, net of tax, reported in accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Each marketable security is classified as short-term or long-term based on the security’s maturity and management’s intent with regard to that security. Realized gains and losses are recorded on the specific identification method. Realized gains or losses were not significant in 2002, 2001 and 2000.

Service and Product Development Costs

We account for development costs related to products to be sold in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the beta stage. To date, products and enhancements have been released for sale at substantially the same time as reaching technological feasibility. Accordingly, capitalized amounts were immaterial.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We account for costs incurred to develop our computer software for internal use in accordance with AICPA SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. As required by SOP 98-1, we capitalize the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Capitalized development costs are amortized over various periods up to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. For the years ended December 31, 2002, 2001 and 2000, we capitalized product development costs of $1.4 million, $2.5 million and $5.5 million, respectively. As described in Note 8, we recognized an impairment loss of $4.3 million in 2001 related to the write-off of capitalized service and product development costs.

Property and Equipment

Property and equipment are stated at cost. During the third quarter of 2001, we changed the estimated lives for property and equipment other than leasehold improvements. All subsequent expenditures for these items are capitalized and depreciated on a straight-line basis over useful lives of 30 months. We made this change to reflect the economic usefulness of our property and equipment, and management believes that this change will not have a material effect on our financial position or results of operations. Expenditures for property and equipment acquired prior to this change other than leasehold improvements were capitalized and will continue to be depreciated on a straight-line basis over original estimated useful lives, which were generally three years for software and five years for furniture, fixtures and equipment. We continue to amortize leasehold improvements over the remaining period of the lease or over the estimated useful life of the improvement, whichever is shorter. Depreciation and amortization for the years ended December 31, 2002, 2001 and 2000 was $5.0 million, $8.1 million, and $6.7 million, respectively.

Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. During the years ended December 31, 2002, 2001 and 2000, the Company wrote off of $6.2 million, $2.2 million and $2.1 million of fully depreciated assets, respectively. During the year ended December 31, 2002, the Company recorded a loss on disposal of $0.8 million related to the write-off of $2.8 million (cost basis) of unidentifiable or abandoned property and equipment.

We review all long-lived assets and groups of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review for recoverability, we estimate future cash flows expected to result from the use of the asset (or group of assets) and its eventual disposition. The amount of impairment loss, if any, is calculated based on the excess of the carrying amount of the asset or group of assets over its fair value. As described in Note 8, we recorded an impairment loss of $5.9 million in 2001 related to the write-down of property and equipment.

Goodwill and Other Intangible Assets

Until December 31, 2001, we amortized goodwill and other intangible assets purchased in connection with the acquisition of businesses on a straight-line basis over their estimated useful lives, which ranged from 3 to 7 years. Goodwill amortization expense was $16.6 million and $13.7 million in 2001 and 2000, respectively. Other intangible assets amortization expense was $3.5 million, $12.6 million and $11.4 million in 2002, 2001 and 2000, respectively.

We reviewed the goodwill and intangible assets for impairment whenever events or changes in circumstances indicated the carrying amounts of these assets may not be recoverable. In performing the review

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for recoverability, we would estimate future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss, if any, would be calculated based on the excess of the carrying amount of the asset over its fair value. As described in Note 8, we recorded an impairment loss of $115.4 million associated with goodwill and other intangible assets in 2001.

Beginning January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. We ceased amortization of purchased goodwill. Under the non-amortization approach, goodwill is not amortized into results of operations, but is instead reviewed for impairment annually and written down and charged to results of operations only in the periods in which the recorded value of goodwill is greater than its fair value. We ceased amortizing goodwill of $1.1 million as of January 1, 2002, including $0.7 million of acquired workforce.

Other intangible assets include acquired technology with an estimated useful life of 6 years, customer lists with estimated useful lives of 3.5 to 5 years, customer contracts with estimated useful lives of 5 to 7 years and non-compete agreements purchased in connection with the acquisitions of businesses with estimated useful lives of 3 years. These intangible assets continue to be amortized on a straight-line basis over their useful lives.

Advertising and Promotional Costs

We expense advertising and promotional costs as they are incurred. Advertising expense for 2002, 2001, and 2000 was $1.0 million, $2.1 million and $3.8 million, respectively.

Stock-Based Compensation

SFAS No. 123 (FAS 123), “Accounting For Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed under provisions of FAS 123, we have chosen to continue the intrinsic value based method under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only alternative of FAS 123, as amended by SFAS No. 148, (FAS 148) “Accounting for Stock-Based Compensation”. Pro forma net loss disclosures are presented below, assuming all employee stock options were valued using the Black-Scholes model and the resulting stock-based compensation is amortized over the term the stock option becomes exercisable, using an accelerated method described in Financial Accounting Standards Board (“FASB”) Interpretation No. 28 (FIN No. 28). Stock-based compensation to non-employees is based on the fair value of the stock option estimated using the Black-Scholes model on the date of grant and re-measured until vested.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on our net loss and net loss per share if we would have applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Years Ended December 31, (in thousands, except per share data)
	2002	2001	2000
Net loss, as reported	$(4,074)	$(173,329)	$(42,377)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	615	1,771	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,113)	(3,948)	(21,600)

Pro forma net loss	$(9,572)	$(175,506)	$(63,977)

Basic net loss per share, as reported	$(0.26)	$(11.26)	$(2.92)

Basic net loss per share, pro forma	$(0.61)	$(11.40)	$(4.41)

Diluted net loss per share, as reported	$(0.26)	$(11.26)	$(2.92)

Diluted net loss per share, pro forma	$(0.61)	$(11.40)	$(4.41)

The weighted average fair value of options granted during 2002, 2001 and 2000 was $6.94, $11.72 and $32.25, respectively. Such fair values of each option grant were estimated on the date of grant and calculated based on each option grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 2002, 2001 and 2000: risk-free interest rates are 3.25-4.19% in 2002, 4.62% in 2001 and 6.30% in 2000; expected volatility is 100% in 2002, 95.25% in 2001 and 88.82% in 2000 (0% for the Tradeweave Plan); expected lives in all years are 12 to 18 months beyond each incremental vesting period (total life of 2 to 5.5 years, depending on each grant’s individual vesting schedule). No dividends are assumed for any plan in any year.

Income Taxes

We account for income taxes using the asset and liability method under SFAS No. 109, “Accounting for Income Taxes”. We provide a deferred tax expense or benefit for differences between financial accounting and tax reporting. Deferred income taxes represent future net tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. We provide a valuation allowance against net deferred tax assets when we determine it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Earnings Per Share

We present our earnings per share on a dual basis, basic earnings per share (“EPS”) and diluted EPS as required by SFAS No. 128, “Earnings per Share”. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock.

Fair Value of Financial Instruments

The amounts reported for cash equivalents, accounts receivables, income taxes receivable, accounts payable and certain other accrued liabilities are considered to approximate fair values based on their short-term nature.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reported for the capital lease and note payable are considered to approximate fair value since the Company’s effective interest rate continues to remain consistent with the contracted rates.

Financial instruments that potentially subject us to concentrations of credit risks comprise principally cash, investments and accounts receivable. We invest our excess cash in accordance with our investment policy that has been approved by the Board of Directors and is reviewed periodically to minimize credit risk. The policy authorizes the investment of excess cash in government securities, municipal securities, bonds, certificates of deposit and commercial paper rated AA or better (see Note 3). We do not require collateral from our customers.

Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Areas where management makes estimates and assumptions include, but are not limited to, allowance for doubtful accounts, sub-lease loss reserve, valuation allowance for deferred taxes, long-lived and intangible asset lives, impairment analyses and the establishment of accrued liabilities. Actual results could differ from these estimates.

Comprehensive Earnings

As required by SFAS No. 130, “Reporting Comprehensive Income,” comprehensive earnings consists of net earnings and other gains or losses affecting stockholder’s equity that are excluded from net earnings. Such gains or losses consist primarily of unrealized gains and losses on marketable securities available for sale and foreign currency translation gains and losses.

Segment Information

During the fourth quarter of 2001, under the leadership of our new management, we realigned our products and services into three Solutions Groups: (1) Software Applications, comprised of QRS Catalogue™, QRS Sourcing™, QRS Merchandising™ and QRS Showroom™; (2) Trading Community Management, comprised of QRS Exchange™ components, Data Exchange, Internet Transaction Exchange, Enterprise Business Exchange, QRS Web Forms™, QRS Managed EC™ and Access Services; and (3) Global Services, comprised of QRS Retail Intelligence ServicesSM, QRS Professional ServicesSM and QRS Sourcing™ and QRS Merchandising™ software maintenance. We track revenues and cost of revenues from each of these Solutions Groups and such amounts have been disclosed on the face of the Consolidated Statements of Operations and Comprehensive Loss. We do not operate these products and services as separate businesses nor do we evaluate their profitability below the gross profit line. We now operate in one business segment; we provide collaborative commerce solutions for the retail industry trading community.

Virtually all of our long-lived assets are located in the United States of America. We market our products and related services to customers in the United States of America, Canada and Europe. Customers outside of North America accounted for less than 10% of total revenues in 2002, 2001 and 2000.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses the measurement, timing of recognition and reporting of costs associated

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with exit or disposal activities and restructuring activities. FAS 146 requires that a liability for costs associated with exit or restructuring activities be recognized only when the liability is incurred as opposed to at the time that a company formally approves and commits to an exit plan as set forth in Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption to have any impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability at fair value be recorded in the guarantor’s balance sheet upon issuance of a guarantee or indemnification. In addition, FIN 45 requires disclosures about the guarantees or indemnification that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provisions of FIN 45 (see Note 9). We have not yet determined the maximum potential future exposure resulting from these guarantees and indemnifications.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company has not yet determined the impact of adopting EITF No. 00-21 on its consolidated financial statements.

In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation Costs-Transition and Disclosure”. FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation”, and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. We account for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and have adopted the disclosure-only alternative of FAS 123. We adopted the disclosure provisions of FAS 148 in December 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities”. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any controlling financial interest in any variable interest entities as of December 31, 2002. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3: MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2002
Debt issued by—
Governmental Agencies	$1,502	$13	$—	$1,515
Corporations	2,700	13	—	2,713

Total marketable securities	4,202	26	—	4,228
Less long-term marketable securities available-for-sale	2,204	26	—	2,230

Short-term marketable securities available-for-sale	$1,998	$—	$—	$1,998

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2001
Debt issued by—
Governmental Agencies	$7,475	$27	$(3)	$7,499
Corporations	2,202	10	—	2,212

Total marketable securities	9,677	37	(3)	9,711
Less long-term marketable securities available-for-sale	2,206	10	(1)	2,215

Short-term marketable securities available-for-sale	$7,471	$27	$(2)	$7,496

The table below presents principal amounts and related weighted average interest rates due by date of maturity for the marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At December 31, 2002 and 2001, the weighted average maturity of the marketable securities portfolio was 248 days and 325 days, respectively.

December 31, 2002 (in thousands, except interest rates):

	Maturity 2003	Maturity 2004	Total	Fair Value at December 31, 2002
Governmental Agencies	$1,000	$502	$1,502	$1,515
Corporations	2,169	531	2,700	2,713

Total	$3,169	$1,033	$4,202	$4,228

Weighted average interest rate	2.52%	3.32%	2.72%	2.72%

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 (in thousands, except interest rates):

	Maturity 2002	Maturity 2003	Total	Fair Value at December 31, 2001
Governmental Agencies	$6,475	$1,000	$7,475	$7,499
Corporations	996	1,206	2,202	2,212

Total	$7,471	$2,206	$9,677	$9,711

Weighted average interest rate	3.49%	3.59%	3.51%	3.51%

Note 4: GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2002, other intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Acquired technology	$20,881	$(11,967)	$8,914
Customer lists	1,552	(1,054)	498
Customer contracts	1,480	(1,049)	431
Non-compete agreements	1,212	(1,198)	14

Total	$25,125	$(15,268)	$9,857

As of December 31, 2001, other intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Acquired technology	$20,881	$(9,151)	$11,730
Customer lists	1,552	(751)	801
Customer contracts	1,480	(813)	667
Non-compete agreements	1,212	(1,068)	144

Total	$25,125	$(11,783)	$13,342

The estimated future amortization expense of other intangible assets as of December 31, 2002 is as follows (in thousands):

2003	$3,282
2004	3,161
2005	2,943
2006	471

Total	$9,857

During the year ended December 31, 2002, there were no changes to goodwill.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effect of FAS 142 on net loss and net loss per share, had the accounting standard been in effect for the years ending December 31, 2001 and 2000 (in thousands, except per share amounts):

	For the Year Ended December 31,
	2002	2001	2000
Net loss, as reported	$(4,074)	$(173,329)	$(42,377)
Add back amortization of goodwill, net of tax effect	—	16,600	13,661
Add back amortization of acquired workforce (included in amortization of other intangible assets), net of tax effect	—	1,567	270
Less additional impairment loss(1)	—	(18,167)	—

Adjusted net income loss	$(4,074)	$(173,329)	$(28,446)

Basic and diluted net loss per share, as reported	$(0.26)	$(11.26)	$(2.92)
Adjusted basic and diluted net loss per share	$(0.26)	$(11.26)	$(1.96)

(1)	Based on independent appraisal of recoverable intangible assets at December 31, 2001.

Note 5: INCOME TAXES

The income tax benefit for the years ended December 31, 2002, 2001 and 2000 consisted of (in thousands):

	2002	2001	2000
Current:
Federal	$(998)	$—	$(3,762)
State	—	396	(796)

	(998)	396	(4,558)

Deferred:
Federal	—	(7,482)	(3,272)
State	—	399	(352)

	—	(7,083)	(3,624)

Total	$(998)	$(6,687)	$(8,182)

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax balances as of December 31, 2002 and 2001 are as follows (in thousands):

	December 31, 2002	December 31, 2001
Deferred tax assets:
In-process research and development	$6,563	$7,017
Allowance for doubtful accounts	734	794
Other accruals not currently deductible	2,190	1,324
Deferred rent	405	367
Net operating loss carryforwards	13,663	12,397
California enterprise zone credit carryforwards	419	423
Alternative minimum tax credit carryforwards	234	1,222
Research and experimentation credit carryforwards	1,763	1,695
Sublease loss accruals	3,541	4,178
State income taxes	274	263

Total deferred income tax assets	29,786	29,680
Deferred tax liabilities:
Capitalized service and product development costs expensed for tax purposes	888	992
Depreciation	1,146	589
Other intangible assets	3,754	4,902

Total deferred income tax liabilities	5,788	6,483

Deferred income tax assets, net	23,998	23,197
Valuation allowance	(23,998)	(23,197)

Net deferred income tax assets	$—	$—

A reconciliation of the federal statutory tax rate to our effective tax rate is as follows (in thousands):

	2002		2001		2000
Benefit at federal statutory tax rate	$(1,775)	(35)%	$(63,006)	(35)%	$(17,678)	(35)%
State income taxes, net of federal tax benefit	—	—	(3,132)	(2)	(1,030)	(2)
Tax exempt interest	—	—	(32)	—	(327)	—
Goodwill amortization and impairment loss	—	—	34,714	19	4,540	9
In-process research and development	—	—	—	—	6,258	12
Increase in valuation allowance	801	15	23,197	13	—	—
Other	(24)	—	1,572	1	55	—

Total	$(998)	(20)%	$(6,687)	(4)%	$(8,182)	(16)%

For the year ended December 31, 2002 we recorded an income tax benefit of $1.0 million. The recorded tax benefit reflects a one-time tax refund which resulted from new tax law changes that extended the net tax operating loss carryback period from two to five years and eliminated the limitation on utilization of net operating losses against alternative minimum taxable income.

At December 31, 2002 we had net operating loss carryforwards available to offset future federal and state taxable income of approximately $35 million and $37 million, respectively, which will start to expire in 2020 and 2010, respectively. Research and experimentation tax credit carryforwards of approximately $1.6 million and $240,000, available to offset future federal and California state taxes, respectively, will start to expire in 2009. We also have California state enterprise zone credit carryforwards of approximately $645,000, which have no

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expiration date, and are available to offset future California state taxes. We also have alternative minimum tax credits of approximately $234,000 that have no expiration date.

At December 31, 2002, a valuation allowance of $24.0 million was established to reduce the net deferred income tax assets due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

Note 6: ACQUISITIONS

2001 Acquisition: Minority interest in Tradeweave, Inc.—Related Party Transaction

On November 30, 1999, we entered into a Common Stock Purchase Agreement (Common Stock Agreement) with Tradeweave, Inc. (Tradeweave), our subsidiary, Peter R. Johnson, our then Chairman of the Board of Directors, and Garth Saloner, a member of our Board of Directors. Under the terms of the Common Stock Agreement, during 1999, Tradeweave issued 1,520,000 shares of its common stock to Peter R. Johnson for $380,000 in cash, 480,000 shares of its common stock to Garth Saloner for $120,000 in cash, and an additional 17,999,800 shares of its common stock to us for $4,499,950 in cash. As a result of this transaction, we owned 18,000,000 shares, or 90%, of the outstanding shares of Tradeweave as of December 31, 1999 and, therefore, we continued to include the results of Tradeweave in our consolidated results and we recorded a minority interest for the 10% not owned.

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

On June 30, 2000, we entered into a Preferred Stock Purchase Agreement (Preferred Stock Agreement) with Tradeweave, Peter R. Johnson and Garth Saloner. Under the terms of the Preferred Stock Agreement, during the month of June 2000, Tradeweave issued 529,115 shares of its Series A preferred stock to Peter R. Johnson for $1,034,000 in cash, 135,093 shares of its Series A preferred stock to Garth Saloner for $264,000 in cash, and 4,964,678 shares of its Series A preferred stock to us for $9,702,000 in cash. As a result of these common stock and preferred stock transactions during 2000, we owned 84.11% of the outstanding shares of Tradeweave as of December 31, 2000.

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

We assumed the outstanding stock options under the Tradeweave Non-Qualified Stock Option Plan, which were converted to stock options to purchase 138,369 shares of our common stock. The fair value of the stock options assumed was $1.0 million determined using the Black-Scholes method with the following assumptions: expected life of four years, volatility of 88%, weighted average risk-free interest rate of 6%, and expected

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividend rate of 0%. Additionally, we issued warrants to purchase 140,000 shares of our common stock (111,524 shares of our common stock issued to Mr. Johnson and 28,476 shares of our common stock issued to Mr. Saloner) at a price of $11.0625 per share with a fair value of $1.4 million (determined using the Black-Scholes method) to Mr. Johnson and Mr. Saloner. The warrants become exercisable in equal amounts every January 1 over a 4-year period and expire on January 31, 2005. The intrinsic value of unvested stock options assumed has been included in the financial statements as deferred compensation and is amortized over the remaining vesting period. The acquisition was accounted for as a purchase transaction (see Note 8).

2000 Acquisitions—RockPort Trade Systems, Inc. and Image Info, Inc.

On March 10, 2000, we acquired substantially all of the assets of RockPort Trade Systems Inc., a Massachusetts corporation (RockPort), pursuant to an Agreement and Plan of Reorganization (Reorganization Agreement), dated February 29, 2000. The total acquisition cost was $101.0 million, comprised of 814,794 shares of our common stock valued at $90.1 million calculated based on the average of the share price of our common stock three days prior to the announcement of the acquisition on March 10, 2000 and three days after this date, or $110.63 per share; transaction costs of $1.5 million and $9.4 million in stock compensation related to stock options assumed. We assumed the obligations of RockPort under its RockPort Stock Option Plan (RockPort Plan) and the outstanding stock options of RockPort converted to options to purchase 89,645 shares of our common stock. As a result, we recorded stock compensation of approximately $9.4 million, which has been included in the acquisition cost. The stock compensation represents the estimated fair value of the outstanding stock options under the RockPort Plan, which were converted to shares of our common stock as of the acquisition date. The acquisition was accounted for as a purchase transaction (see Note 8). The results of this acquisition have been included in QRS’ Consolidated Results of Operations as of the date of acquisition.

On January 21, 2000, we acquired all of the outstanding stock of Image Info Inc. (Image Info), pursuant to an Agreement and Plan of Merger, dated January 16, 2000 (Merger Agreement). The total acquisition cost of $51.3 million was comprised of $5.0 million paid in cash; $5.0 million in deferred acquisition payment to the former shareholders of Image Info; 440,914 shares of our common stock valued at $41.0 million calculated based on the average of the share price of our common stock three days prior to the announcement of the acquisition on January 21, 2000 and three days after this date, or $93.08; and transaction costs of approximately $0.3 million. Under the terms of the Merger Agreement, we paid $2.5 million of the deferred acquisition payment in 2001 to the former shareholders of Image Info. The terms of the Merger Agreement also require that we pay an additional $2.5 million in 2002 to the former shareholders of Image Info if the revenues from the acquired business meet the contractual levels for 2001 (see Note 9). We have determined that the revenue attributable to the acquired business did not reach the minimum amount required for 2001. The deferred acquisition payment to the former shareholders of Image Info has been included in the acquisition cost. The acquisition was accounted for as a purchase transaction (see Notes 7 and 8). The results of this acquisition have been included in QRS’ Consolidated Statements of Operations and Comprehensive Loss as of the date of acquisition.

1999 Acquisition: Retail Data Services, Inc. and RDS Inc.

On July 23, 1999, we completed the acquisition of all the outstanding capital stock of Retail Data Services Inc. and RDS Inc. (collectively, RDS). The total acquisition cost was $21.0 million; comprised of $15.0 million paid in cash; $3.0 million in deferred acquisition payment to the seller; 53,250 shares of common stock valued at $2.8 million at an average share price of our common stock of $51.88 of which 11,000 shares of common stock were issued from our treasury account; and $0.3 million in transaction costs related to the acquisition. The terms of the purchase agreement required that we pay $2.0 million and $1.0 million to the seller in March 2000 and 2001, respectively, if revenue from the acquired business met or exceeded the established levels for 1999 and 2000. Revenue from the acquired business for 1999 and 2000 met the established levels and we paid $2.0 million and $1.0 million to the seller in March 2000 and 2001, respectively. Both payments to the seller have been included in the acquisition cost. The acquisition was accounted for as a purchase transaction (see Note 8).

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount allocated to in-process research and development of $1.0 million was charged to expense during the year ended December 31, 1999 as technological feasibility had not been established and no alternative future uses existed for the research projects at the acquisition date.

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

The amounts allocated to the in-process research and development were determined based on appraisals completed by American Appraisal Associates, Inc., independent appraiser, using established valuation techniques and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The value of these projects was determined by estimating the costs to develop the in-process research and development into commercially viable products, estimating the resulting net cash flows from the sale of the products resulting from the completion of the projects reduced by the portion of the revenue attributable to core technology, and discounting the net cash flows back to their present value. The RockPort, Image Info and RDS projects have been completed and the actual costs were in line with estimates. Amounts allocated to intangible assets and goodwill resulting from the above acquisitions are amortized over periods ranging from three to seven years from the date of acquisition.

The appraisal techniques used for the acquisitions included certain assumptions, including the extent, character and utility, the income generating or cost-savings attributes, the nature and timing of the functional or economic obsolescence and the relative risk and uncertainty associated with an investment in intangible assets.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma financial results of QRS for the year ended December 31, 2000 give effect to the acquisition of RockPort, Image Info and RDS as if the acquisitions had occurred at the beginning of the period presented and includes adjustments (increase in amortization of intangible assets, decrease in interest income from the increase in the use of cash and the related income tax adjustments) directly attributable to the acquisition and expected to have a continuing impact on the combined company.

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

Unaudited Pro Forma Financial Information (in thousands, except share and per share amounts):

Year Ended December 31, 2000
Revenues	$143,088

Net loss	$(27,859)

Basic and diluted net loss per share	$(1.90)

Shares used to compute basic and diluted net loss per share	14,649,832

Basic and diluted pro forma net loss per share was calculated based on our outstanding common stock at December 31, 2000, which reflects 814,794 shares, 440,914 shares and 53,250 shares of our common stock issued, respectively, in connection with the acquisition of RockPort, Image Info and RDS. At December 31, 2000, 226,105 shares and 166,666 shares of our common stock issued in connection with the acquisitions of RockPort and Image Info, respectively, were held in escrow and have been excluded from shares used to compute basic and diluted net loss per share. The 226,105 shares and 166,666 shares of our common stock were released from escrow in March and January 2001, respectively.

Note 7: RESTRUCTURING EXPENSES

On February 6, 2001, we announced a reorganization plan that included the full integration of the operations of QRS and Tradeweave and an alignment of our organization with a single go-to-market strategy focused on enhanced synergies within QRS with resulting cost reductions. As a result, we recorded restructuring expenses of $4.3 million during the year ended December 31, 2001, comprised of severance of $1.6 million, accelerated stock-based compensation of $0.5 million for 77 involuntary terminations throughout QRS, and facilities closure expense of $2.2 million.

During September 2001, we discontinued our Tradeweave Digital Photography service due to underperformance. As a result, we recorded restructuring expenses of $3.0 million during the year ended December 31, 2001, comprised of severance of $0.1 million for 17 involuntary terminations in the Tradeweave Digital Photography Group and facilities closure expense of $2.9 million.

Finally, during the fourth quarter of 2001, under the leadership of our new management, we restructured our operations, which included the realignment and certain eliminations of our products and services, the elimination of full-time positions and the consolidation of our use of real estate. As a result, we recorded restructuring expenses of $12.0 million during the quarter ended December 31, 2001, comprised of severance of $2.0 million for 69 involuntary terminations throughout QRS and facilities closure expense of $10.0 million.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring liability activity for the year ended December 31, 2002 was as follows (in thousands):

	Liability as of December 31, 2001	Adjustments (1)	Cash Payments	Liability as of December 31, 2002
Severance	$1,979	$(110)	$(1,280)	$589
Facilities closure	14,422	110	(5,429)	9,103

Total	$16,401	$—	$(6,709)	$9,692

(1)	The reduction in the severance accrual represents the difference between the actual amounts paid and our initial estimate of the severance pay-out for an executive. We also increased the amount of our facilities closure accrual to reflect our estimate of additional costs to be incurred related to subleasing a vacated facility.

The employee severance of $0.6 million includes severance benefits and outplacement services. We expect to pay the severance liability of $0.6 million (included in accrued compensation) in full by the second quarter of 2003. The facilities closure expense of $15.1 million to close excess facilities was incurred in connection with the closure of the Tradeweave facility in the first quarter of 2001 and the Tradeweave Digital Photography facility in the third quarter of 2001, the consolidation of the Richmond headquarters from three to two buildings and the closing of excess office space in New York during the fourth quarter of 2001. These exit costs include payments required under non-cancelable operating leases, which will be paid over the respective lease terms (less estimated sublease income) through fiscal 2011 after the facilities have been vacated. The outstanding liability related to facilities closure totaled $9.1 million at December 31, 2002 of which we expect to pay $2.8 million during 2003 and $6.3 million from 2004 through 2011.

Note 8: IMPAIRMENT LOSS

During the third quarter of 2001, we recognized an impairment loss of $10.4 million associated with our Tradeweave Digital Photography service, which was acquired in connection with the acquisition of Image Info in January 2000. The impairment loss was determined based on analysis performed by American Appraisal Associates, Inc., independent appraiser, and comprised of the write-down of goodwill and other intangible assets of $8.4 million; and the write-off of the carrying amount of property and equipment of $2.0 million, which was included in cost of revenues, primarily comprised of tenant improvements for the closure of our New York photography studio as well as photographic equipment. In addition, the impairment loss during the third quarter ended September 30, 2001 also included a charge of $0.5 million related to the write-off of the value of a Web-portal, which was under construction.

During the fourth quarter of 2001, under the leadership of our new management, we initiated a comprehensive strategic review of our products and services and market opportunities. In consideration of the current tightening in information technology spending and uncertainties in the marketplace along with analysis performed by American Appraisal Associates, Inc., independent appraiser, we concluded that future cash flows from the assets acquired in connection with our acquisitions of RockPort, Image Info, RDS and Tradeweave would not be sufficient to recover the carrying amount of the acquired goodwill and other intangible and tangible assets. Therefore, we recorded an impairment loss of $110.4 million for the year ended December 31, 2001, comprised of the write-down of goodwill and other intangible assets of $60.0 million associated with the QRS Sourcing™ product acquired in connection with our acquisition of RockPort; $29.3 million associated with the QRS Merchandising™ product acquired in connection with our acquisition of Image Info; $10.5 million associated with QRS Retail Intelligence ServicesSM acquired in connection with our acquisition of RDS; and $7.2 million associated with the QRS Showroom™ product which was recorded in connection with our acquisition of the Tradeweave minority interest; and write-off of the carrying amount of tenant improvements

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and other assets of $3.4 million, of which $0.5 million is included in cost of revenues for Global Services. We recognized an additional impairment loss of $4.3 million (which has been included in cost of revenues) related to the write-off of capitalized service and product development costs related to the QRS Showroom™ product as the result of an impairment analysis.

Impairment loss for the year ended December 31, 2001 and related acquisition values, prior accumulated amortization and balance as of December 31, 2002 were as follows (in thousands):

	Acquired intangible assets (including goodwill)	Less 2001 impairment loss	Less accumulated amortization as of December 31, 2001	Balance as of December 31, 2001	Less 2002 Amortization Expense	Balance as of December 31, 2002
Acquisitions:
RockPort	$100,384	$59,966	$28,018	$12,400	$2,802	$9,598
Image Info	54,003	37,700	16,103	200	133	67
RDS	18,757	10,510	8,247	—	—	—
Tradeweave	8,736	7,248	1,488	—	—	—

Subtotal	$181,880	115,424	$53,856

Other Acquisitions:				1,855	550	1,305

Total				$14,455	$3,485	$10,970

Write-down of property and equipment		3,472

Subtotal(1)		118,896
Write-down of property and equipment(2)		2,455
Write-off of capitalized service and product development costs(3)		4,250

Total impairment loss		$125,601

(1)	Included as a component of operating expenses.

(2)	Included in cost of revenues for Global Services.

(3)	Included in cost of revenues for Software Applications.

Note 9: COMMITMENTS, CONTINGENCIES AND GUARANTEES

We use the IBM Value Added Network (VAN) as the network platform over which we provide customers with some of our QRS Exchange™ products and services, such as Data Exchange, QRS Web Forms™ and QRS Managed EC™. We depend on the IBM VAN for a substantial part of our revenues. Effective January 1, 2001, we amended our network services agreement with IBM to eliminate our pre-existing volume commitments and penalties for failure to meet usage requirements. IBM waived all penalty charges incurred by us under the prior agreement. We agreed to purchase a certain amount of network services for a fixed fee over a two-year period ending December 31, 2002. If our usage of the network services exceeded the specified usage volume, we would have paid an incremental fee for such excess usage based on a schedule of charges. The amended agreement also allowed for the purchase of services at a discounted rate, with no volume commitments or penalties.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2002, we entered into a new three-year agreement with IBM effective July 1, 2002 and ending June 30, 2005. The new agreement replaces and supersedes the previous agreement that would have expired on December 31, 2002. Pursuant to the new IBM contract, we pay fees to IBM based on the amount of our use of its network and other specified services subject to minimums set forth in the agreement. We also have agreed to order a specified minimum amount of the IBM Business Exchange Services—Internet Transfer (BES-IT), formerly Internet Data and Document Exchange (IDDX), service in 2003. The new agreement continues to allow us to purchase services at a discounted rate, with no volume commitments or penalties.

In connection with the merger agreement relating to our acquisition of Image Info, we paid to the former shareholders of Image Info a deferred acquisition payment of $2.5 million in 2001. We also would have been required to pay the former shareholders of Image Info an additional $2.5 million in 2002 if revenue attributable to the acquired business met the minimum amount described in the merger agreement for 2001. We have determined that the revenue attributable to the acquired business did not reach the minimum amount required for 2001. On October 8, 2002, one of the former shareholders of Image Info Inc., purporting to act on behalf of the former shareholders of Image Info, Inc., filed a lawsuit against the Company and WS Acquisition Corp., one of our wholly owned subsidiaries (which was renamed Image Info Inc.), purporting to act on behalf of himself and the other former Image Info, Inc. shareholders claiming we are nonetheless obligated to make the second payment. The Company believes that the lawsuit is without merit and intends to vigorously defend the action. The deferred acquisition payment has already been accounted for in the acquisition cost for the original transaction.

In August 2001, we entered into an alliance agreement with MAGIC International, a subsidiary of Advanstar, Inc. (“Advanstar”) to market our QRS Showroom™ product. Under the terms of the agreement, we were obligated to pay $0.9 million to Advanstar in marketing content and licensing fees in 2002 and a minimum of $0.5 million in such fees in 2003. During the third quarter of 2002, the parties amended the terms of the agreement to reduce the license fee for 2002 from $0.5 million to $0.25 million and the license fee for 2003 from $0.5 million to $0.25 million. The parties have also agreed to reduce the marketing content expense that QRS must bear under the agreement. We have accrued $0.3 million in expenses relating to this contract as of December 31, 2002.

We have established three irrevocable letters of credit with Wells Fargo Bank, N.A. as security for real property leases in the amounts of $0.8 million, $0.4 million and $0.2 million during the fourth quarter of 1999, the first quarter of 2002, and the second quarter of 2002, respectively. During the fourth quarter of 2002, under the provisions of the 1999 letter of credit, we reduced the amount from $0.8 million to $0.6 million. These letters of credit remained outstanding as of December 31, 2002 and are collateralized by three certificates of deposit, which have been included in Other Assets in the Consolidated Balance Sheets.

We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with some of our facility leases, we have indemnified the lessors for certain claims that could arise from the facility or the lease. We indemnify our directors and officers under the laws of the State of Delaware. In addition, the Company has entered into an indemnification agreement with each of its directors and executive officers under which the Company has indemnified each of them against expenses and losses incurred for claims brought against them by reason of being a director or executive officer the Company. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in the accompanying Consolidated Balance Sheets.

We lease office buildings and certain equipment under various non-cancelable operating lease agreements expiring through the year 2011. The leases for office buildings generally provide renewal options and additional rents based on increases in operating expenses of the buildings. Our corporate building lease agreement provided

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for significant periods of “free rent” when no cash was required. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. Total rent expense related to these operating leases charged to continuing operations for the years ended December 31, 2002, 2001, and 2000 was $4.6 million, $20.5 million (of which $15.1 million, net of projected sublease income, was included in restructuring expenses), and $5.1 million, respectively.

At December 31, 2002, future minimum payments under long-term operating and capital leases, which include $17.2 million for unoccupied facilities, are as follows (in thousands):

	Capital Lease Obligations	Minimum Operating Lease Commitments	Sublease Income(1)	Net Operating Lease Commitments
Year Ending December 31:
2003	$202	$7,441	$(464)	$6,977
2004	202	6,509	(325)	6,184
2005	—	4,923	—	4,923
2006	—	4,949	—	4,949
2007	—	4,843	—	4,843
2008 & thereafter	—	14,647	—	14,647

Total	404	$43,312	$(789)	$42,523

Less amounts for interest	(24)

Total capital lease obligations at December 31, 2002	380
Less amount in Other Accrued Liabilities	181

Amount in Deferred Rent and Other	$199

(1)	On February 13, 2002, we executed a sublease agreement for our San Francisco facility under a non-cancelable operating sublease. The sublease requires monthly rental receipts of $35,749, commencing on April 1, 2002 and expiring on September 30, 2004 concurrent with the expiration of our lease obligation. On October 31, 2002, we executed a sublease agreement for one floor of our New York facilities under a non-cancelable operating sublease. The sublease requires monthly rental receipts of $2,897, commencing on December 1, 2002 and expiring on January 31, 2004.

Note 10: CONCENTRATION RISK

Pursuant to a contract with IBM that expires on June 30, 2005, we use the IBM Value Added Network (VAN) as the network platform over which we provide customers with some of our QRS Exchange™ products and services such as Data Exchange, QRS Web Forms™, QRS Managed EC™. We depend on the IBM VAN for a substantial part of our revenues. If IBM becomes unable or unwilling to provide or continue to support its VAN or its Business Exchange Services—Internet Transfer (BES-IT), formerly Internet Data and Document Exchange (IDDX), services, we would either have to provide these services directly or arrange for another third party to provide such services.

We provide services and generate revenues by enabling retailers and their trading partners to exchange standard electronic business documents (such as purchase orders, invoices and advance ship notices) and collaborate on business processes such as inventory management and financial reconciliation. We believe that no individual retailer, retailer trading partner or any retailer/vendor trading community exceeded 10% of total revenues for any of the three years in the period ended December 31, 2002. Additionally, no individual customer

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for 10% or more of the accounts receivable balances as of December 31, 2002, 2001 and 2000.

All of our customers belong to a single segment of the economy, the retail industry. A slowdown or consolidation within such industry can have a material adverse effect on our business and results of operations. The write-off of accounts receivable was $1.1 million, $2.1 million and $2.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

We have recently incurred significant losses, including net losses of $4.1 million and $173.3 million for the fiscal years ended December 31, 2002 and 2001, respectively. A substantial amount of these losses in 2001 were in connection with non-cash charges relating to the impairment of remaining intangible assets, including technology and goodwill, acquired through our acquisitions in recent years of RockPort Trade Systems Inc., Image Info Inc., and Retail Data Services Inc., as well as our acquisition of the outstanding minority interest of Tradeweave Inc.

In addition, for the fiscal year ended December 31, 2002 we experienced a decline in revenues of 5% over the previous fiscal year. We offset this revenue decline by reducing our operating expenses in 2002 such that for the third and fourth quarters ended September 30, 2002 and December 31, 2002, our revenues exceeded our expenses. We may not be able to continue reducing our operating expenses in future periods while our revenues may continue to decline. As a result, we may experience losses in future periods. During 2002, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly as a result of decreases in customer demand or decreases in acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized. To the extent that our operating results fall below our expectations, we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

Note 11: NOTE PAYABLE

On March 28, 2002, we executed an unsecured promissory note for $2.1 million payable to IBM associated with our licensing of IBM CrossWorlds enterprise applications integration tools. The note requires 24 equal monthly installments of $0.1 million, beginning in April 2002, and bears interest at 9.25% per annum. The unpaid principal balance as of December 31, 2002 was $1.4 million, of which $1.1 million will be paid in 2003 and $0.3 million will be paid in 2004. The related interest expense for the year ended December 31, 2002 was $0.1 million. As of December 31, 2002, the licenses were recorded in prepaid and other long-term assets, and are amortized based on the greater of the pro rata licenses sold to our customers or straight-lined over the 24-month contract. Amortization expense of $0.8 million for the year ended December 31, 2002 has been included in cost of revenues.

Note 12: RETIREMENT SAVINGS PLANS

We maintain a 401(k) plan, which is a defined contribution plan for all eligible employees. The plan allows discretionary, matching employer contributions of up to 50% of employee contributions to a maximum employer match of $5,500 per person in 2002 and $5,250 in 2001 and 2000. The matching employer contributions charged to continuing operations during 2002, 2001 and 2000 were approximately $1.6 million, $2.2 million and $1.2 million, respectively. We also maintain a non-qualified deferred compensation plan for certain employees whose contributions and the related employer matching contributions under the 401(k) plan are restricted under the Internal Revenue Code. The supplemental employer matching contributions under this plan charged to continuing operations during 2002, 2001 and 2000 were $25,000, $43,000 and $71,000, respectively.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13: COMMON STOCK, STOCK OPTIONS AND WARRANTS

On May 11, 2000 our stockholders approved an amendment to our Certificate of Incorporation to increase the number of shares of common stock available for issuance by an additional 40,000,000 shares to a total of 60,000,000 shares.

Restricted Stock

On December 19, 2000, our Compensation Committee approved the implementation of a restricted share award program pursuant to the stock issuance provisions of the 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”). Under the terms of the program, each officer (from Vice President level and above) was given the opportunity to surrender his or her outstanding options under the 1993 Plan with an exercise price of $15.00 or more per share in return for a restricted share award at an exchange ratio of three option shares surrendered for every one share of common stock awarded under the restricted share program. When the restricted share awards were made under the program on January 3, 2001, the fair market value of our common stock was $13.69 per share. The executive officers surrendered options covering a total of 875,126 shares of our common stock with a weighted average exercise price of $41.88 per share in return for an aggregate of 286,875 shares of our common stock subject to vesting. The restricted shares agreement for each award provided that the award would be issued in a series of six successive equal semi-annual installments upon the individuals’ completion of each successful six months of continued employment with us. The shares are fully vested upon their issuance, and at December 31, 2002, we had issued 165,758 shares of our common stock under the program.

The fair value of the 286,875 shares awarded was $3.9 million based on the market price of our common stock, which was $13.69 per share at January 3, 2001, and has been included in the financial statements as deferred compensation, and is being amortized ratably over the remaining vesting period.

Restricted stock-based compensation expense recognized during 2002 and 2001 was $0.5 million and $1.8 million (of which $0.5 million was included in restructuring expenses—see Note 7 to the Consolidated Financial Statements), respectively.

The following table shows the activity under the restricted common stock program:

Number of Shares
Balance at December 31, 2000	286,875
Canceled	(36,829)
Vested and distributed	(129,405)

Balance at December 31, 2001	120,641
Canceled	(73,114)
Vested and distributed	(36,353)

Balance at December 31, 2002	11,174

Stock Options and Employee Stock Purchase Plan

In 1989, our Board of Directors approved a Non-Qualified Stock Option Plan (the “Plan”). The Plan was amended in 1990. The Plan provides for the granting of options to certain employees and directors to purchase shares of our common stock at prices determined by our Board of Directors.

In June 1993, our Board of Directors adopted an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan provides for the purchase of common stock by eligible employees. A total of 425,000 shares of common stock have been reserved for purchase under the Purchase Plan, which includes an additional allocation

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approved by the stockholders of 200,000 shares in May 2001. The purchase price per share is 85% of the lower of (i) the fair market value of the common stock on the participant’s entry date (generally, the first business day in May or November) in the applicable 24-month offering period or (ii) the fair market value on the semi-annual purchase date (the last business day in April and October each year). In 2002, 2001, and 2000, employees acquired 83,590 shares, 70,695 shares, 37,952 shares of our common stock, respectively, under the Purchase Plan. At December 31, 2002, 88,194 shares of our common stock were available for future purchases under the Purchase Plan.

In June 1993, our Board of Directors also approved the 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”). A total of 6,200,000 shares of common stock have been reserved for issuance under the 1993 Plan, which includes an initial allocation of 1,275,000 shares and additional allocations approved by the stockholders of 750,000; 750,000; 525,000; 600,000; 800,000; 750,000 shares and 750,000 shares in May 1995, 1996, 1998, 1999, 2000, 2001 and 2002, respectively. The 1993 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which key employees (including officers), certain non-employee directors and consultants may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock at an exercise price not less than the fair market value of such shares on the grant date, (ii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to certain non-employee members of the Board of Directors to purchase shares of common stock at an exercise price equal to 100% of the fair market value of the option shares on the grant date, and (iii) the Stock Issuance Program under which key employees (including officers), certain non-employee and consultants may, in the Plan Administrator’s discretion, be issued shares of common stock directly, either through the purchase of such shares at a price not less than their fair market value at the time of issuance or as a bonus tied to the performance of services or our attainment of financial objectives, without any cash payment required of the recipient.

All outstanding options under the 1993 Plan have been granted at fair market value on the date of grant and generally vest as follows: 25% of the option vests upon optionee’s completion of one year of service measured from the grant date. The balance of the options vest in a series of 36 successive equal monthly installments upon optionee’s completion of each month of service over the 36-month period. All options have a life of 10 years. Outstanding options granted under earlier plans were granted at fair market value or lesser values, and vest primarily over periods up to four years.

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

In connection with our February 2001 acquisition of the minority interest in our subsidiary Tradeweave, Inc. (see Note 6), we assumed all outstanding options under the Tradeweave Non-Qualified Stock Option Plan, which were converted to stock options to purchase 138,369 shares of our common stock at exercise prices ranging from $3.25 to $15.29 per share.

In connection with our March 2000 acquisition of RockPort (see Note 6), we assumed the obligations of RockPort under its RockPort Stock Option Plan (RockPort Plan) and the outstanding stock options of RockPort converted to options to purchase 89,645 shares of our common stock at exercise prices ranging from $0.15 to $12.27 per share.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the activity in our stock option plans:

	Number of Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance, December 31, 1999 (971,860 exercisable at $21.70 weighted average price per share)	282,945	2,374,243	$29.45
Authorized	1,114,645	—	—
Granted	(1,361,489)	1,361,489	42.92
Exercised	—	(312,919)	17.72
Canceled	328,133	(328,133)	38.57

Balance, December 31, 2000 (1,456,618 exercisable at $28.30 weighted average price per share)	364,234	3,094,680	35.91
Authorized	888,369	—	—
Granted	(1,580,667)	1,580,667	11.72
Exercised	—	(25,869)	4.64
Canceled	1,436,594	(1,436,594)	36.08
Restricted stock	(286,875)	—	13.69
Repurchased	10,271	—	1.45
Expired	(19,515)	—	7.95

Balance, December 31, 2001 (1,786,246 exercisable at $27.99 weighted average price per share)	812,411	3,212,884	24.33
Authorized	750,000	—	—
Granted	(1,547,500)	1,547,500	10.47
Exercised	—	(70,556)	8.62
Canceled	1,756,941	(1,756,941)	28.77
Expired	(104,653)	—	11.12

Balance, December 31, 2002 (1,273,850 exercisable at $18.51 weighted average price per share)	1,667,199	2,932,887	$14.67

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The status of options outstanding as of December 31, 2002 is summarized as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.07-6.27	355,511	9.7	$5.93	11,875	$3.33
6.88-9.42	397,019	7.1	8.62	169,398	8.99
9.87-11.88	561,400	9.0	10.84	286,113	11.18
12.17-12.75	809,435	8.9	12.53	187,689	12.53
13.00-15.85	282,060	8.4	14.93	162,358	15.05
17.06-19.33	147,613	5.5	17.92	141,322	17.93
20.75-29.94	184,350	5.7	25.63	157,468	24.97
30.00-54.88	148,287	6.4	43.03	120,378	41.22
63.56-75.75	37,812	6.8	63.73	30,437	63.72
85.44-104.75	9,400	7.1	96.15	6,812	96.14

$ 3.07-104.75	2,932,887	8.2	$14.67	1,273,850	$18.51

        Warrants

Warrants to purchase 10,134 shares of common stock at $12.33 were outstanding at December 31, 2002. These warrants were issued to a bank in connection with a line of credit prior to our public offering in 1993. These warrants, which are exercisable, expire upon 30-day notification of the warrant holder.

Warrants issued to related parties in connection with our acquisition of the minority interest in Tradeweave (see Note 6) to purchase 140,000 shares of our common stock at a price of $11.0625 were outstanding at December 31, 2002. The warrants become exercisable in equal amounts over a 4-year period and expire on January 31, 2005.

Stockholder Rights Plan

In October 2002, we adopted a stockholder rights plan (the Rights Plan), in which preferred stock rights were distributed as a rights dividend at a rate of one right for each share of common stock held as of the close of business on October 29, 2002. The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquirer from gaining control of QRS without offering a fair price in the event we are confronted in the future with coercive or unfair takeover tactics. In February 2003, the Board of Directors amended the Rights Plan. The rights expire on October 29, 2012.

Note 14: TREASURY STOCK

On April 22, 1997, we announced that our Board of Directors authorized the repurchase from time to time of up to $5 million of its common stock in both open market and block transactions. Our Board of Directors authorized a $5 million increase in this repurchase amount on October 16, 1998, and an additional increase of $5 million on May 4, 2000 for a total of $15 million. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. We have repurchased 294,600 shares of our common stock since the inception of the buyback program, of which 198,000 shares were repurchased during 2000 for $5,004,000; 88,875 shares were repurchased during 1998 for $1,837,000; and 1,950 shares were repurchased during 1997 for $35,000. During the

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

third quarter of 1998, we reissued 52,500 shares of treasury stock valued at $802,000 in connection with the acquisition of businesses. On July 23, 1999, we reissued 11,000 shares of treasury stock valued at $571,000 in connection with the acquisition of RDS (see Note 6). In 2002, we repurchased 5,775 shares of our common stock for $0.02 million in connection with the termination of an employee. These shares have been included in Treasury Stock as of December 31, 2002.

Note 15: EARNINGS PER SHARE

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

The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

	Years Ended December 31,
	2002	2001	2000
Shares used to compute basic EPS	15,716,783	15,400,126	14,523,864
Shares used to compute diluted EPS	15,716,783	15,400,126	14,523,864

Dilutive potential shares for the years ended December 31, 2002, 2001 and 2000 were 80,025; 269,806 and 544,611 shares, respectively, and have been excluded from the shares used in calculating diluted net loss per share because their effect is antidilutive.

Note 16: RELATED PARTY TRANSACTIONS

In May 2002, we entered into a $125,000 unsecured loan agreement with an officer of the Company for the purchase of his primary residence upon relocation to the San Francisco Bay Area. The loan, which bears interest at 6.125% per annum and is due on May 22, 2003, becomes immediately due and payable upon the earlier of the sale of specified real property or cessation of employment with the Company. While this loan is outstanding, the officer has agreed to prepay it in the net of tax amount of any bonus received. As of December 31, 2002, the loan balance was $77,000 and is included in Prepaid Expenses and Other in the Consolidated Balance Sheet.

Note 17: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2002 Quarterly
In thousands, except per share data	Quarter Ended March 31, 2002	Quarter Ended June 30, 2002	Quarter Ended Sept. 30, 2002	Quarter Ended Dec. 31, 2002	Year Ended Dec. 31, 2002
Revenues	$35,450	$35,083	$33,540	$31,961	$136,034
Gross profit	15,871	15,691	16,030	15,779	63,371
Net (loss) income	(3,181)	(2,410)	555	962	(4,074)
Basic net loss per share	(0.20)	(0.15)	0.04	0.06	(0.26)
Diluted net loss per share	(0.20)	(0.15)	0.04	0.06	(0.26)

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2001 Quarterly
In thousands, except per share data	Quarter Ended March 31, 2001	Quarter Ended June 30, 2001	Quarter Ended Sept. 30, 2001	Quarter Ended Dec. 31, 2001	Year Ended Dec. 31, 2001
Revenues(4)	$35,878	$36,885	$35,801	$34,560	$143,124
Gross profit(1)(2)(3)	16,055	16,668	12,869	8,676	54,268
Net loss	(8,755)	(8,225)	(15,160)	(141,189)	(173,329)
Basic net loss per share	(0.58)	(0.53)	(0.98)	(9.08)	(11.26)
Diluted net loss per share	(0.58)	(0.53)	(0.98)	(9.08)	(11.26)

(1)	Gross profit reflects the reclassification of $0.3 million and $0.1 million of restructuring costs previously included in cost of revenues to restructuring expenses for the quarters ended March 31, 2001 and June 30, 2001, respectively.

(2)	Gross profit reflects the reclassification of $1.3 million, $0.9 million and $0.3 million of mailroom and other facility costs from cost of revenues to general and administrative expenses for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001, respectively, consistent with classifications used in the prior year.

(3)	Gross profit reflects the reclassification of $2.0 million from impairment loss to cost of revenues related to the write-down of Tradeweave Digital Photography group property and equipment, the depreciation and amortization of which had previously been reported as a component of cost of revenues, for the quarter ended September 30, 2001.

(4)	Quarterly revenues and cost of revenues include increases of $112,000, $38,000, $171,000 and $218,000 for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001 due to the Company’s adoption of EITF 01-14, “Income Characterization of “out-of-pocket” Expenses Incurred”.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption “Business—Executive Officers” in Part I of this report, and the remainder is contained in the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement”) under the captions “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the information set forth under the caption “Executive Compensation and Other Information” in the 2003 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 2—Approval of Amendment to and Restatement of the 1993 Stock Option/Stock Issuance Plan—Equity Compensation Plan Information” in the 2003 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference from the information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s 2003 Proxy Statement.

Item 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this annual report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed or incorporated by reference as part of this Form 10-K:

(a)	Items filed as part of report:

1.	Financial Statements

Report of Independent Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(b)	Reports on Form 8-K

We filed two reports on Form 8-K during the quarter ended December 31, 2002 as follows:

Date	Item Reported
October 17, 2002	Item 5. On October 17, 2002, the Company announced the adoption of a stockholder rights plan.

November 14, 2002

Item 9. On November 14, 2002, the Company announced that its Quarterly Report on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002 was accompanied by the certification of each of the Chief Executive Officer, Elizabeth A. Fetter, and Chief Financial Officer, John C. Parsons, Jr., of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibits

Exhibits No.	Description
3.1	Certification Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
3.2

Certificate of Correction to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2001).
3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).
4.1

Specimen of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A filed with the Securities Exchange Commission on October 4, 2002).

Exhibits No.	Description
4.2

Rights Agreement, dated as of October 17, 2002, between the company and Mellon Investor Services LLC, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4 to the Company’s Form 8-K dated October 17, 2002).

4.3

First Amendment to the Rights Agreement, dated as of February 18, 2003, between QRS Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A filed with the Securities Exchange Commission on February 20, 2003).

10.1

1993 Stock Option/Stock Issuance Plan (as amended and restated through March 1, 2001) (incorporated by reference to Appendix B filed with Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders on May 10, 2001).*

10.2

Employee Stock Purchase Plan (as amended and restated as of March 1, 2001) (incorporated by reference to Appendix C filed with Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders on May 10, 2001).*

10.3	1997 NonSpecial Non-Officer Stock Option Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).*
10.4	Non-qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).*
10.5	Restricted Share Award Program. (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.6	Tradeweave, Inc. 1999 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.60 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.7	RockPort Trade Systems, Inc. Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 No. 333-35220).*
10.8

Lease Agreement dated April 27, 1990 between the Company and Schooner Drive Associates, a California Limited Partnership (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 No. 33-63938).

10.9

Fourth Amendment, dated August 7, 1997, to Lease Agreement between the Company and Marina Westshore Partners, LLC, successor in interest to Schooner Drive Association, a California Limited Partnership (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997).

10.10

Fifth Amendment, to Lease dated November 20, 1998, to Lease Agreement between the Company and Marina Westshore Partners, LLC, (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.11

Office Lease Agreement, dated May 15,1998, between the Company and Marina Westshore Partners, LLC (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.12

First Amendment to Lease, dated November 20, 1998, between the Company and Marina Westshore Partners, LLC (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.13

Office Lease Agreement, dated November 20, 1998, between the Company and Marina Bay Partners (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.14

Business Partner Agreement dated December 31, 1997 between Company and International Business Machines Corporation (incorporated by reference to Exhibit 10.44 to the Company’s Annual Quarterly Report on Form 10-Q for the year period ended September 30, 1999). (Confidential treatment applies to certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

Exhibits No.	Description
10.15

Letter Amendment to International Business Partner Agreement and Change Authorization to Retail Management Agreement dated August 31, 1999 between Company and International Business Machines Corporation (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999). (Confidential treatment applies to certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

10.16

Letter Amendment No. 2, dated February 16, 2001, between Company and International Business Machines Corporation (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000). (Confidential treatment has been requested for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

10.17

Employment Agreement as of April 2, 2001, between the Company and John Simon (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000). (Confidential treatment has been requested for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)*

10.18

Employment Agreement as of April 10, 2001 between the Company and Vince Morris (incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001).*

10.19

Employment Agreement dated November 28, 2001 between the Company and Leonard R. Stein (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).*

10.20

Employment Agreement, dated January 30, 2002, between the Company and John C. Parsons (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).*

10.21

Employment Agreement dated March 15, 2002, between the Company and Fred Ruffin (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).*

10.22

Employment Agreement dated March 28, 2001, between the Company and Brian Marsden (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).*

10.23

Employment Agreement executed March 13, 2002 between the Company and Joyce Kim (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).*

10.24

Employment Agreement executed March 19, 2002 between the Company and Joseph H. Dugan (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).*

10.25

Employment Agreement executed April 15, 2002 between the Company and James G. Rowley (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).*

10.26

Agreement dated as of March 19, 2002 between the Company and David A. Cole (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).*

10.27

Promissory Note, dated May 22, 2002, by Jack C. Parsons, Jr. in favor of the Company (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).*

Exhibits No.	Description
10.28

Separation Agreement and Release, dated March 8, 2002, between the Company and Vince Morris (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).*

10.29

Separation Agreement and Release, dated May 8, 2002, between the Company and Sean Salehi (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).*

10.30

Consulting Agreement, dated as of May 14, 2002, between the Company and Tania Amochaev (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).*

10.31

Transition Agreement and Waiver of Claims, dated as of May 15, 2002, between the Company and John S. Simon (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).*

10.32

Separation Agreement and Release, dated June 7, 2002, between the Company, James Killough, and Hunting and Killough (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).*

10.33

Compromise Agreement, dated June 25, 2002, between the Company and Brian Marsden (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).*

10.34

IBM Business Partner Agreement effective as of July 1, 2002 between International Business Machines Corporation and the Company (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002). (Confidential treatment applies to certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

10.35

Staffing Services Agreement effective as of October 14, 2002 by and between Pomerantz Staffing Services LLC and QRS Sales and Services Corporation, a wholly-owned subsidiary of the Company (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002). (Confidential treatment applies to certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

10.36

Form of Indemnification Agreement for Directors and Executive Officers (as approved by the Board of Directors of the Company on October 17, 2002) (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.37	Separation Agreement and Release, dated July 3, 2002, between the Company and Candy Smith.*
10.38	Agreement, dated January 28, 2003, between the Company and Peter R. Johnson.*
10.39	Employment Agreement, dated March 18, 2003 between the Company and Elizabeth Fetter.*
10.40	Separation Agreement and Release, dated December 31, 2002, between the Company and Mark Self.*
21	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
23.2	Consent of American Appraisal Associates, Inc., Independent Appraiser.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QRS CORPORATION

/s/ ELIZABETH A. FETTER
Elizabeth A. Fetter President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN C. PARSONS, JR.
John C. Parsons, Jr. Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Date: March 28, 2003

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

QRS CORPORATION

/s/ DR. GARTH SALONER
Dr. Garth Saloner Chairman of the Board of Directors

/s/ JOHN P. DOUGALL
John P. Dougall Member of the Board of Directors

/s/ ELIZABETH A. FETTER
Elizabeth A. Fetter Member of the Board of Directors

/s/ PATRICK S. JONES
Patrick S. Jones Member of the Board of Directors

/s/ PHILIP SCHLEIN
Philip Schlein Member of the Board of Directors

/s/ GAREN K. STAGLIN
Garen K. Staglin Member of the Board of Directors

/s/ JEREMIAH J. SULLIVAN
Jeremiah J. Sullivan Member of the Board of Directors

CERTIFICATION

I, Elizabeth A. Fetter, certify that:

1. I have reviewed this annual report on Form 10-K of QRS Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/    ELIZABETH A. FETTER

Elizabeth A. Fetter

President and Chief Executive Officer

CERTIFICATION

I, John C. Parsons, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of QRS Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/    JOHN C. PARSONS, JR.

John C. Parsons, Jr.

Senior Vice President, Chief Financial Officer