Form 10-Q
period 2003-03-31
QRS CORP
filed 2003-05-09
CIK 906551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(510) 215-5000

(Registrant’s phone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of May 2, 2003, 15,843,637 shares of the issuer’s common stock, par value $.001 per share, were outstanding.

QRS CORPORATION

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

QRS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$32,139	$35,358
Current portion of marketable securities available-for-sale	1,753	1,998
Accounts receivable—net of allowance for doubtful accounts of $1,472 at March 31, 2003 and $1,613 at December 31, 2002	14,880	14,907
Prepaid expenses and other	3,634	3,061

Total current assets	52,406	55,324

Property and equipment:
Furniture and fixtures	1,782	1,780
Equipment	14,812	13,547
Leasehold improvements	1,936	1,921

	18,530	17,248
Less accumulated depreciation and amortization	(9,831)	(8,703)

Total property and equipment	8,699	8,545

Marketable securities available-for-sale	1,717	2,230
Capitalized service and product development costs—net of accumulated amortization of $7,192 at March 31, 2003 and $6,934 at December 31, 2002	3,490	2,282
Goodwill	1,113	1,113
Other intangible assets—net of accumulated amortization of $16,117 at March 31, 2003 and $15,268 at December 31, 2002	9,008	9,857
Other assets	1,621	2,598

Total assets	$78,054	$81,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,892	$8,870
Accrued compensation	3,846	6,289
Accrued vacation	2,340	2,044
Deferred acquisition payments	2,500	2,500
Deferred revenue	1,811	1,605
Current portion of sublease loss accruals related to business restructuring	3,980	2,788
Other accrued liabilities	4,046	3,762
Current portion of note payable	1,097	1,070

Total current liabilities	26,512	28,928

Sublease loss accruals related to business restructuring	4,411	6,315
Note payable	—	290
Deferred rent and other	2,182	2,285

Total liabilities	33,105	37,818

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $.001 par value; 60,000,000 shares authorized; 16,032,353 shares issued and 15,801,253 shares outstanding at March 31, 2003 and December 31, 2002	252,097	251,914
Deferred compensation	(312)	(157)
Treasury stock: 231,100 shares at March 31, 2003 and December 31, 2002	(5,548)	(5,548)
Accumulated other comprehensive earnings (loss):
Unrealized gain on marketable securities available-for-sale	30	26
Cumulative translation adjustments	(263)	(229)
Accumulated deficit	(201,055)	(201,875)

Total stockholders’ equity	44,949	44,131

Total liabilities and stockholders’ equity	$78,054	$81,949

See Notes to Condensed Consolidated Financial Statements

QRS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Software applications	$8,141	$9,454
Trading community management	16,666	19,089
Global services	5,996	6,907

Total revenues	30,803	35,450

Cost of revenues:
Software applications	2,287	3,117
Trading community management	8,057	9,995
Global services	5,311	6,467

Total cost of revenues	15,655	19,579

Gross profit	15,148	15,871

Operating expenses:
Sales and marketing	5,787	8,981
Service and product development	2,997	3,880
General and administrative	4,772	6,518
Amortization of other intangible assets	849	872

Total operating expenses	14,405	20,251

Operating income (loss)	743	(4,380)
Interest income	117	201
Interest expense	(40)	—

Income (loss) from operations before income taxes	820	(4,179)
Income tax benefit	—	(998)

Net income (loss)	820	(3,181)
Other comprehensive income (loss) —
Unrealized gain (loss) on marketable securities available-for-sale, net of tax	4	(47)
Change in cumulative translation adjustments	(34)	(10)

Total comprehensive income (loss)	$790	$(3,238)

Basic net income (loss) per share	$0.05	$(0.20)

Shares used to compute basic net income (loss) per share	15,801,253	15,631,004

Diluted net income (loss) per share	$0.05	$(0.20)

Shares used to compute diluted net income (loss) per share	15,825,905	15,631,004

See Notes to Condensed Consolidated Financial Statements

QRS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$820	$(3,181)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,128	1,582
Amortization of capitalized service and product development costs	258	527
Amortization of software licenses and other	419	32
Amortization of other intangible assets	849	872
Stock-based compensation	28	252
Provision for allowance for doubtful accounts	—	284
Changes in assets and liabilities:
Accounts receivable	27	2,472
Prepaid expenses and other	(698)	23
Income taxes receivable	—	(992)
Accounts payable	(1,978)	527
Accrued compensation	(2,443)	(47)
Accrued vacation	296	281
Deferred revenue	206	(635)
Sublease loss accruals related to business restructuring	(712)	(1,101)
Other accrued liabilities	(294)	(359)
Deferred rent and other	126	824

Net cash (used in) provided by operating activities	(1,968)	1,361

Cash flows from investing activities:
Sales and maturities of marketable securities available-for-sale	2,512	1,995
Purchases of marketable securities available-for-sale	(1,750)	(2,614)
Purchases of property and equipment	(885)	(667)
Capitalization of service and product development costs	(1,466)	(232)
Other assets	660	(390)

Net cash used in investing activities	(929)	(1,908)

Cash flows from financing activities:
Exercise of stock options	—	260
Payments on note payable	(263)	—
Payment of capital lease obligation	(48)	(200)

Net cash (used in) provided by financing activities	(311)	60

Effect of exchange rate on cash and cash equivalents	(11)	5
Net decrease in cash and cash equivalents	(3,219)	(482)
Cash and cash equivalents at beginning of period	35,358	28,911

Cash and cash equivalents at end of period	$32,139	$28,429

Cash paid for:
Taxes	$34	$78
Interest	$34	$—
Noncash investing and financing activities:
Property and equipment acquired through capital lease	$397	$550
Note payable exchanged for software licenses	$—	$2,100
Fair value of restricted stock awarded	$210	$—

See Notes to Condensed Consolidated Financial Statements

QRS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

QRS Corporation (“QRS,” the “Company”, or “we” or “us”) was established in 1988 and is a provider of collaborative commerce solutions for the global retail trading community. Our products and services help thousands of retailers, manufacturers, suppliers, vendors, wholesalers and distributors from a variety of retail segments, including general merchandise and apparel, grocery, consumer packaged goods, health and beauty, consumer electronics, hardlines, do-it-yourself and sporting goods. We help companies to connect electronically, transact business, collaborate on processes and decisions, and differentiate their brands in the global marketplace. Our products and services are typically integrated with our customers’ enterprise information technology systems in order to deliver greater benefits and efficiencies to these customers. We market our products and services in three Solutions Groups: Software Applications, Trading Community Management and Global Services.

Our Software Applications automate and help optimize business processes between companies. Specifically, they support the following business functions: product data synchronization; collaborative product planning, design, production and shipment; online merchandising, promotions and sales; and supply chain exception management. Our Software Applications include both Enterprise Software Applications installed on customers’ computer systems and hosted applications installed on our computer systems.

Our Trading Community Management solutions allow retailers, vendors and their trading partners to exchange electronic business documents, such as purchase orders, invoices and advance ship notices. These electronic transactions are conducted over a value added network (VAN) or over the Internet. Our Trading Community Management solutions can reduce costs related to paper transactions, mail delays and manual data input errors for our customers. The communication of these electronic business documents is typically integrated with the accounting and inventory systems of our customers and their trading partners.

Our Global Services include the collection, analysis and delivery of information, such as store-level pricing data and metrics, for use in our customers’ individual strategic and tactical decisions; software implementation and integration services; retail solutions consulting; and technical support and training services for our various solutions.

We have prepared the Condensed Consolidated Balance Sheet as of March 31, 2003 and the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002, without audit. In the opinion and to the knowledge of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 2002 is derived from our audited consolidated financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. These interim Condensed Consolidated Financial Statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results anticipated for any other interim period or for the full year.

Certain reclassifications have been made to the financial information reported in 2002 to conform to the 2003 presentation.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the measurement, timing of recognition and reporting of costs associated with exit or disposal activities and restructuring activities. FAS 146 requires that a liability for costs associated with exit or restructuring activities be recognized only when the liability is incurred as opposed to at the time that a company formally approves and commits to an exit plan as set forth in Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the Statement had no material effect on our financial position or results of operations. There were no such exit or disposal activities initiated during the three month period ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet on issuance of a guarantee or indemnification. In addition, FIN 45 requires disclosures about the guarantees or indemnification that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions and recognition provisions of FIN 45 at December 31, 2002 and January 1, 2003, respectively. The adoption of the recognition and measurement provisions of FIN 45 had no material effect on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company has not yet determined the impact of adopting EITF No. 00-21 on its consolidated financial statements.

In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation Costs-Transition and Disclosure.” FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation”, and provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. We account for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and have adopted the disclosure-only alternative of FAS 123. We adopted the disclosure provisions of FAS 148 in December 2002.

The following table illustrates the effect on our net income (loss) and net income (loss) per share if we would have applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

		Three Months Ended March 31, (in thousands, except per share data)
		2003	2002
Net income (loss), as reported		$820	$(3,181)
Add:	Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	28	252
Deduct:	Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,363)	(2,167)

Net loss, pro forma		$(515)	$(5,096)

Basic net income (loss) per share, as reported		$0.05	$(0.20)

Basic net loss per share, pro forma		$(0.03)	$(0.33)

Diluted net income (loss) per share, as reported		$0.05	$(0.20)

Diluted net loss per share, pro forma		$(0.03)	$(0.33)

The weighted average fair value of options granted during the first quarter 2003 and the first quarter 2002 was $3.37 and $8.51, respectively. Such fair values of each option grant were estimated on the date of grant using the multiple options method of the Black-Scholes pricing model with the following weighted-average assumptions used for grants made in first quarter 2003 and first quarter 2002: risk-free interest rates are 3.25% in 2003 and 4.19% in 2002; expected volatility is 100% in 2003 and 2002; expected lives in 2003 and 2002 are 12 to 18 months beyond each incremental vesting period (total life of 2 to 5.5 years, depending on each grant’s individual vesting schedule). No dividends are assumed for any plan in any year.

The fair value of the stock purchases made under the employee stock purchase program was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate is 3.25%; expected volatility is 100%; expected life is 6 months. No dividends are assumed.

In January 2003, the FASB issued FASB Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any controlling financial interest in any variable interest entities as of March 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

2.    OTHER INTANGIBLE ASSETS

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

As of March 31, 2003, other intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Acquired technology	$20,881	$(12,669)	$8,212
Customer lists	1,552	(1,127)	425
Customer contracts	1,480	(1,109)	371
Non-compete agreements	1,212	(1,212)	—

Total	$25,125	$(16,117)	$9,008

The estimated future amortization expense of other intangible assets as of March 31, 2003 is as follows (in thousands):

2003 (remaining nine months)	$2,433
2004	3,161
2005	2,943
2006	471

Total	$9,008

3.    RESTRUCTURING EXPENSES

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

Restructuring liability activity from December 31, 2002 to March 31, 2003 was as follows (in thousands):

	Liability as of December 31, 2002	Cash Payments	Liability as of March 31, 2003
Severance	$589	(434)	155
Facilities closure	9,103	(712)	8,391

Total	$9,692	$(1,146)	$8,546

The employee severance of $0.2 million includes severance benefits and outplacement services. We expect to settle the severance liability of $0.2 million (included in accrued compensation) in full by the second quarter of 2003. The outstanding liability related to facilities closure totaled $8.4 million at March 31, 2003, of which we expect to pay $4.0 million during the next 12 months and we expect to pay $4.4 million from April 1, 2004 through September 30, 2011.

4.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing net earnings (loss) for the period by the weighted average number of common shares outstanding for that period. Diluted earnings (loss) per share takes into account the effect of potentially dilutive instruments, such as stock options, warrants and restricted common stock, and uses the average share price under the treasury stock method for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

The following is a summary of the calculation of the number of shares used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2003	2002
Shares used to compute basic earnings (loss) per share	15,801,253	15,631,004
Add: effect of dilutive securities	24,652	—

Shares used to compute diluted earnings (loss) per share	15,825,905	15,631,004

For the three month period ended March 31, 2002, 239,884 in-the-money and potentially dilutive shares were excluded from the above calculation of diluted loss per share because the effect would have been anti-dilutive on the loss per share calculation.

Additionally, out-of-the-money but potentially dilutive shares for the three month periods ended March 31, 2003 and 2002 of 3,252,525 and 3,309,499 have been excluded because their inclusion in the calculation would have been anti-dilutive.

5.    INCOME TAXES

We recorded no income tax for the three months ended March 31, 2003 and a $1.0 million income tax benefit for the three months ended March 31, 2002. No income tax was recorded for the three months ended March 31, 2003 due to the valuation allowance placed against the deferred tax assets. The recorded tax benefit for the three months ended March 31, 2002 reflects a one-time tax refund, which resulted from new tax law changes that extended the net tax operating loss carryback period from two to five years and eliminated the limitation on utilization of net operating losses against alternative minimum taxable income.

6.    COMMON STOCK, RESTRICTED COMMON STOCK AND STOCK OPTIONS

At March 31, 2003, there were 16,032,353 shares of our common stock issued of which 15,801,253 were outstanding.

Restricted Stock

On December 19, 2000, our Compensation Committee approved the implementation of a restricted share award program pursuant to the stock issuance provisions of the 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”). Under the terms of the program, each officer (from Vice President level and above) was given the opportunity to surrender his or her outstanding options under the 1993 Plan with an exercise price of $15.00 or more per share in return for a restricted share award at an exchange ratio of three option shares surrendered for every one share of common stock awarded under the restricted share program. When the restricted share awards were made under the program on January 3, 2001 (“2001 Program”), the fair market value of our common stock was $13.69 per share. The executive officers surrendered options covering a total of 875,126 shares of our common stock with a weighted average exercise price of $41.88 per share in return for an aggregate of 286,875 shares of our common stock subject to vesting. The restricted shares subject to each such award have been and will be issued in a series of six successive equal semi-annual installments on the individuals’ completion of each successful six months of continued employment with us. The shares are fully vested on their issuance, and at March 31, 2003, we had issued 165,758 shares of our common stock under the program.

The fair value of the 286,875 shares awarded was $3.9 million based on the market price of our common stock, which was $13.69 per share at January 3, 2001, and has been included in the financial statements as deferred compensation, and is being amortized ratably over the remaining vesting period.

The following table shows the activity under the 2001 Program:

Number of Shares
Balance at December 31, 2002	11,174
Canceled	(2,002)

Balance at March 31, 2003	9,172

On March 18, 2003, we granted 40,000 restricted share rights to two executives under the provisions of the 1993 Plan. One executive was granted 25,000 restricted share rights, all of which will vest on January 1, 2006 and become issuable as long as the executive remains employed by us through that date. The other executive was granted 15,000 restricted share rights, all of which will vest on March 18, 2006 and become issuable, as long as the executive remains employed by us through that date.

The fair value of the 40,000 restricted share rights granted was $0.2 million based on the market price of our common stock, which was $5.25 per share at March 18, 2003, and has been included in the financial statements as deferred compensation, and is being amortized ratably over the remaining vesting period.

Restricted stock-based compensation expense recognized during the three months ended March 31, 2003 and 2002 was $0.02 million and $0.3 million, respectively.

Stock Option Plans

The following table shows the activity under our stock options plans:

	Number of Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2001 (1,786,246 exercisable at $27.99 weighted average price per share)	812,411	3,212,884	$24.33
Authorized	750,000	—	—
Granted	(1,547,500)	1,547,500	10.47
Exercised	—	(70,556)	8.62
Canceled	1,756,941	(1,756,941)	28.77
Expired	(104,653)	—	11.12

Balance at December 31, 2002 (1,273,850 exercisable at $18.51 weighted average price per share)	1,667,199	2,932,887	$14.67
Granted	(324,500)	324,500	5.05
Canceled	145,294	(145,294)	14.33
Expired	(5,958)	—	14.18
Restricted stock	(40,000)	—	—

Balance at March 31, 2003 (1,203,897 exercisable at $19.04 weighted average price per share)	1,442,035	3,112,093	$13.69

7.    COMMITMENTS AND CONTINGENCIES

We use the IBM Value Added Network (VAN) as the network platform over which we provide customers with some of our QRS Exchange™ products and services, such as Data Exchange, QRS Web Forms™ and QRS Managed EC™. We depend on the IBM VAN for a substantial part of our revenues.

In July 2002, we entered into a new three-year agreement with IBM effective July 1, 2002 and ending June 30, 2005. The new agreement replaces and supersedes a previous agreement with IBM that would have expired on December 31, 2002. Pursuant to the new IBM contract, we pay fees to IBM based on the amount of our use of its network and other specified services subject to minimum payments set forth in the agreement, which we have met to date. We also have agreed to order a specified minimum amount of the IBM Business

Exchange Services—Internet Transfer (BES-IT) service, formerly Internet Data and Document Exchange (IDDX), in 2003. The new agreement continues to allow us to purchase additional services beyond VAN and the BES-IT services at a discounted rate, with no volume commitments or penalties.

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

In August 2001, we entered into an alliance agreement with MAGIC International, a subsidiary of Advanstar, Inc. (“Advanstar”) to market our QRS Showroom™ product. The expense to be recorded under this agreement for the remainder of 2003 is $0.2 million.

We have established three irrevocable letters of credit with Wells Fargo Bank, N.A. as security for real property leases in the amounts of $0.6 million, $0.4 million and $0.2 million. These letters of credit remained outstanding as of March 31, 2003 and are collateralized by three certificates of deposit, which have been included in Other Assets in the Condensed Consolidated Balance Sheets.

We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with some of our facility leases, we have indemnified the lessors for certain claims that could arise from the facility or the lease. Pursuant to our Bylaws and indemnification agreements with each of our directors and executive officers, we are obligated to indemnify each of them against expenses and losses incurred for claims brought against them by reason of being a director or executive officer the Company. The majority of guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in the accompanying Condensed Consolidated Balance Sheets.

Under the terms of our Enterprise Software Applications license agreements with our customers, we typically agree that in the event the software sold infringes upon any patent, copyright, trademark or any other proprietary right of a third party, we will indemnify our customer and licensees against any loss, expense or liability from any damages that may be awarded against its customer. We include this infringement indemnification in all of our software license agreements. In the event our customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license in a commercially feasible manner so that it no longer infringes, we may terminate the license and provide our customer a pro-rata refund of the fees paid by our customer for the infringing license or service. The licensing agreements typically do not stipulate a maximum liability that can be incurred under the indemnification. As this indemnification is related to the performance of the software and we are not aware of any pending or threatened infringement actions that are probable losses, no liability associated with this indemnification has been recorded.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following information should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Item 1 of this quarterly report on Form 10-Q and the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K as filed with the Securities and Exchange Commission on March 28, 2003.

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements in this report are based on information available to us as of the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from the results discussed in the forward-looking statements as a result of a number of factors and risks discussed in “Risks and Uncertainties Relating to Our Business” below and elsewhere in this report, and in our other filings with the Securities and Exchange Commission.

QRS Corporation provides collaborative commerce solutions for the global retail trading community. Our products and services help thousands of retailers, manufacturers, suppliers, vendors, wholesalers and distributors from a variety of retail segments to connect electronically, transact business, collaborate on processes and decisions, and differentiate their brands in the global marketplace. Our solutions help our customers:

•	Accelerate the speed of doing business

•	Identify and resolve problems across trading communities in real time

•	Bring products to market more profitably

We market our products and services in three Solutions Groups: Software Applications, Trading Community Management and Global Services. The following chart shows our current product set within each Solutions Group:

Software Applications	Trading Community Management	Global Services

QRS Catalogue™	QRS Exchange™	QRS Retail Intelligence ServicesSM
QRS Sourcing™	QRS Compliance Link™	QRS Professional ServicesSM
QRS Insight QRS Merchandising™		QRS Product Support and Maintenance
QRS Showroom™

Our Software Applications automate and help optimize business processes between companies. Specifically, they support the following business functions: product data synchronization; collaborative product planning, design, production and shipment; online merchandising, promotions and sales; and supply chain exception management. Our Software Applications include both Enterprise Software Applications installed on customers’ computer systems and hosted applications installed on our computer systems.

Our Trading Community Management solutions allow retailers, vendors and their trading partners to exchange electronic business documents, such as purchase orders, invoices and advance ship notices. These electronic transactions are conducted over a value added network (VAN) or over the Internet. Our Trading Community Management solutions can reduce costs related to paper transactions, mail delays and manual data input errors for our customers. The communication of these electronic business documents is typically integrated with the accounting and inventory systems of our customers and their trading partners.

Our Global Services include the collection, analysis and delivery of information, such as store-level pricing data and metrics, for use in our customers’ individual strategic and tactical decisions; software implementation and integration services; retail solutions consulting; and technical support and training services for our various solutions.

In 2002, we focused on the first phase of our long-term strategy to become the market leader in collaborative commerce solutions for the global retail trading community. During 2002, we returned the Company to profitability and significantly improved our operational and financial performance. We strengthened the Company’s governance and leadership by increasing the independence of our board of directors and brought on seasoned directors with retail and finance experience in 2002 and early 2003. We hired a new management team made up of leaders with broad technology, industry and functional experience. We rationalized our product set and established strategic alliances that will help us provide even greater value to our more than 8,000 customers. We also strengthened our existing customer relationships and added leading retail industry names to our strong customer list.

We plan to complete our work in this first phase of our long-term strategy by stabilizing our revenue, which we expect to accomplish by mid-2003. With the foundation of profitability in place, we have begun to enter the second phase of our long-term strategy that is focused on growth. Our growth strategy is three-fold: 1) deepen our relationships within our traditional customer base, 2) expand our presence in new retail segments, in Europe and with additional trading partners, and 3) introduce new solutions that deliver value to our customers by helping them better differentiate their companies in the marketplace.

Deepening Our Relationships Within Our Traditional Customer Base

Our products and services address real business issues with solutions that quickly deliver benefits to our customers. In the current challenging external environment, this is especially important. During the first quarter of 2003, we continued to win business with our existing customers, including many leading retail companies in our traditional base of general merchandise and apparel customers. During the quarter, we also strengthened our sales organization with a team of experienced software application specialists who will work with our existing account teams to sell more of our applications to our existing customer base.

We believe we can continue to grow our business with existing customers by helping them automate more transactions with their trading partners. To this end, we will continue to augment our existing solutions with support for evolving industry standards. Today, we support a breadth of offerings including data exchange for EDI and eXtensible Markup Language (XML), over both value added networks (VANs) and the Internet.

Expanding Our Presence In New Retail Segments, in Europe And With Additional Trading Partners

Our second area of focus is to expand our trading community. During the first quarter, we continued to win business in retail segments beyond general merchandise and apparel, including consumer packaged goods, health and beauty, sporting goods and grocery companies. To aid our expansion in new retail segments, we actively participate in and support industry initiatives and standards. To this end, we formed an alliance with UCCnet in the fourth quarter 2002 through which QRS Catalogue™ will be a preferred partner to the UCCnet GLOBALregistry.

We continue to invest in our European sales and operations to increase our share of the supply chain technology market in the region. We believe that the U.K., France and Germany markets are ready to begin adopting comprehensive data synchronization solutions. Retail companies in this region are recognizing that inaccurate product information within their supply chain applications can negatively impact retail sales. European standards are being developed, facilitating inter-company and international communication. We also anticipate demand for supply chain visibility and proactive error detection and resolution solutions in the region. In the first quarter, we announced an agreement with Influe, a Paris-based e-commerce products and services company with strong multi-lingual capabilities. Influe will provide a web-based, language-specific interface to help customers upload their product information to the QRS Catalogue™, and Influe has agreed to co-sell QRS Catalogue™ to its current base of customers. Early in the second quarter 2003, Woolworth Germany, a mid-market variety store group, signed an agreement with us to license QRS Sourcing™ to manage and track products from concept creation to final delivery. We may pursue additional strategic relationships to help advance our efforts in the European market while leveraging our experience in North American general merchandise and apparel.

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

Introducing New Solutions That Deliver Value To Our Customers

We believe that we are well positioned to leverage and augment our current strength of helping companies connect, transact and collaborate, and ultimately differentiate themselves. Our product strategy includes introducing new product or service offerings that will help our customers continue to work together and collaborate so that they can improve the performance of their supply chains. To that end, in the first quarter, we introduced an exception management application, QRS Insight, to help our customers obtain greater visibility into ordering, planning and payment processes. Also during the first quarter, we released a new version of QRS Web Forms™ which enables consolidated invoicing, meeting a key need expressed by vendors. This release and our sales efforts will help us reach deeper in our existing trading communities and attract additional vendor and manufacturing customers. In addition to the new QRS Web Forms™ release, our development team released enhancements to QRS Sourcing™ in the first quarter.

Many of our customers have expressed a need to further manage product information within their supply chain to, among other things, meet Wal-Mart’s requirements, bring products to market more quickly and more tightly manage trade promotions. We believe that product information management, a market that includes QRS Catalogue™, is undergoing transformation and growth. We plan to enhance QRS Catalogue™ and introduce other value-added applications to try to exploit this transformation and growth. Historically, we have primarily delivered our transaction-centric solutions through a combination of VAN and Internet-based connectivity, combined with product information transactions using the QRS Catalogue™.

Our customers have requested that we enhance our current services with additional intelligent transaction management, data transformation and inter-enterprise business process capabilities. Our internal development team is designing and building an innovative, scalable, component-based, multi-tier platform that will interface with the latest technologies to meet these customer needs. Our market analysis suggests that existing customers would be willing to pay us more for these additional services than they pay us for our existing services. With our technology development investment, we believe we will be able to more quickly develop and deploy targeted collaborative applications that address our customers’ specific business problems.

We continue to actively evaluate potential partners for solutions that complement our existing offering, have applicability to the retail market and meet our technology criteria. We are assessing products that we can quickly bring to market either through a co-sell, OEM or other partnering relationship. We are also evaluating opportunities to accelerate development of our new technology platform, including through alliances, licensing and strategic acquisitions.

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

We derive our revenue from three principal sources:

1)    Software Applications: Software Applications revenues represented 26% of our revenues in the first three months of 2003. Revenues consist primarily of fees charged for QRS Catalogue™, a hosted application.

Revenues for QRS Catalogue™ are recognized in the month that the services are performed based on fixed or determinable prices identified in a standard license agreement. We assess collectibility based on a number of factors, including past transaction history and credit worthiness.

Revenues for Enterprise Software Applications are recognized in accordance with Statement of Position (SOP) 97-2. When services are an integral element of the contract, we recognize the software license fees over the service period as the services are provided. When the professional services are deemed to result in significant production, customization or modification of the software, both license and services revenue are recognized using contract accounting, primarily the percentage-of-completion method.

When the percentage of completion method is employed, labor hours incurred is generally used as the measure of progress towards completion. Revenue for these arrangements is classified as license revenue and services revenue based on our estimates of fair value for each element. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated.

From time to time, customers may request that we amend certain terms of our standard agreement or negotiate a software license contract separate from our standard software license agreement.

In certain instances, we have deferred recognition of revenue from our Enterprise Software Applications after entering into a license agreement when factors such as the following exist:

•	Contractual requirements to deliver either unspecified additional products or specified product upgrades for which we do not have vendor-specific objective evidence of fair value

•	Professional services are an integral element of the contract

•	Contracts involving acceptance clauses

•	Payment terms due after our normal payment terms

•	Contracts where collectibility from the customer is not reasonably assured

Our contracts may contain multiple elements including non-essential services, training, consulting or customer support services. In cases where vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the residual method prescribed by SOP 98-9. This means that we defer revenue equivalent to the fair value of the undelivered elements until the element is delivered to the customer. Fair values for the ongoing support obligations are based on separate sales of support renewals sold to customers or on renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based on the value of stand-alone sales of these services to customers. To the extent that we do not have vendor-specific evidence for undelivered contract elements, revenue is deferred until the undelivered elements are delivered to the customer.

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

2)    Trading Community Management: Trading Community Management revenues represented 54% of our revenues in the first three months of 2003. Revenues consist primarily of fees charged for the transmission of standard business documents measured in kilocharacters (KCs) over the IBM VAN, monthly fees for leased line connections and service fees to convert documents from paper into electronic format. Revenues are recognized in the month that the services are performed.

Based on the type of service provided, the evidence of arrangement for these services varies between a service order and a standard written contract. All of these arrangements contain fixed or determinable prices for volumes or types of services. We rely on IBM to provide information to us about the volumes of KCs delivered to our customers.

We assess collectibility based on a number of factors, including past transaction history and credit worthiness. Based on our historical experience, a small portion of our customers requests credits for service or billing related issues. We examine each request and when the claim is bona fide, we adjust the customer’s account. As a result, we provide a reserve against revenues for customer credits related to service or billing issues. The reserve is based on current period actual experience and our estimate of future customer credits based on the prior six months actual experience.

3)    Global Services: Global Services revenues represented 20% of our revenues in the first three months of 2003. Global Services revenues consist of QRS Retail Intelligence ServicesSM, QRS Professional ServicesSM and software application customer support and maintenance.

Fees for QRS Retail Intelligence ServicesSM and QRS Professional ServicesSM are recognized as the related services are performed. Software maintenance revenue is deferred and recognized on a straight-line basis over the life of the related contract, which is typically one year.

Based on the type of service provided, the evidence of arrangement for these services varies between a service order and a standard written contract. All of these arrangements contain fixed or determinable prices for each type of service. We assess collectibility based on a number of factors, including past transaction history and credit worthiness.

Service and product development costs, identifiable intangible assets and goodwill

We account for costs incurred to develop our computer software for internal use in accordance with AICPA SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As required by SOP 98-1, we capitalize the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Capitalized development costs are amortized over various periods up to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors including, but not limited to, technological and economic feasibility and estimated economic life. For the quarters ended March 31, 2003 and March 31, 2002, we capitalized service and product development costs of $1.5 million and $0.2 million, respectively, bringing the total net capitalized service and product development costs balance to $3.5 million as of March 31, 2003.

We assess the impairment of identifiable intangible and long-lived assets (including service and product development costs) whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business

•	Significant negative industry or economic trends

•	Significant decline in our stock price for a sustained period

•	Significant decline in our market capitalization relative to net book value

In performing our review for recoverability of identifiable intangible and long-lived assets, we estimate the future cash flows expected to result from the use and eventual disposition of those assets. When we estimate the future cash flows from those assets, we use our judgment to determine the assumptions underlying the estimates. To determine revenue estimates, we assess the future market potential for our products and our expected product market share. Additionally, we make judgments about our future operating costs, interest rates and our cost of capital as well as the economic life of the assets. Our judgments are based on the Company’s experience as well as consultation with external advisors. If the actual results differ from those estimates, the carrying amount of certain assets may not be recoverable. Net intangible assets, goodwill and capitalized service and product development costs amounted to $13.6 million as of March 31, 2003.

Additionally, at least once per year we perform a review of the potential impairment of goodwill. In performing our review of the recoverability of goodwill, we compare the net book value of the Company to its market capitalization after considering any impairment to identifiable intangibles and long-lived assets. Goodwill amounted to $1.1 million as of March 31, 2003.

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

We must make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. We analyze accounts receivable balances, historical bad debt trends, current economic conditions, and specific customer experience when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2003 and December 31, 2002, our allowance for doubtful accounts balance was $1.5 million and $1.6 million, respectively.

The calculation of the estimated sublease loss reserve for vacated facilities requires that we make estimates of potential future sublease income. We analyze current market conditions for real estate with the assistance of reputable commercial real estate brokers. However, future actual sublease income may materially differ from estimated amounts as a result of the timing of obtaining a sublease tenant and the amount of the sublease income. Currently, we have one vacated facility that is not yet subleased. We expect to sublease this facility by January 2004. For each month beyond January 2004 during which the property is not subleased, the Company would incur an additional $0.1 million of expense. The current estimated sublease income is approximately 63% of the lease rate. If this facility were to be subleased at 50% of the leased rate, we would incur an additional $0.2 million in expense annually over the life of the lease.

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

Income taxes

We account for income taxes using the asset and liability method under SFAS No. 109, “Accounting for Income Taxes.” This involves estimating current tax expense and temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. To the extent that recovery is not more likely than not, we establish a valuation allowance. We use our judgment to determine the amount of the income tax provision and any valuation allowance to be recorded against the deferred tax assets.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the measurement, timing of recognition and reporting of costs associated with exit or disposal activities and restructuring activities. FAS 146 requires that a liability for costs associated with exit or restructuring activities be recognized only when the liability is incurred and not at the time that a company formally approves and commits to an exit plan as set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the Statement had no material effect on our financial position or results of operations. There were no such exit or disposal activities initiated during the three month period ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet on issuance of a guarantee or indemnification. In addition, FIN 45 requires disclosures about the guarantees or indemnification that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions and recognition provisions of FIN 45 at December 31, 2002 and January 1, 2003, respectively. The adoption of the recognition and measurement provisions of FIN 45 had no material effect on our financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148 (FAS 148), “Accounting for Stock-Based Compensation Costs-Transition and Disclosure.” This statement amends SFAS No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. We account for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and have adopted the disclosure-only alternative of FAS 123. We adopted the disclosure provisions of FAS 148 in December 2002 (See Note 1 to the Condensed Consolidated Financial Statements).

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any controlling financial interest in any variable interest entities as of March 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

Employee Headcount

The following table sets forth the employee headcount information at March 31, 2003 and 2002:

	March 31,
	2003	2002
Full-time headcount:
Customer support, operations and services included in cost of revenues	247	276
Sales and marketing	95	103
Service and product development	122	88
General and administrative	75	65

Total full-time headcount	539	532

Part-time headcount:
Full-time equivalent headcount included in cost of revenues for part-time QRS Retail Intelligence ServicesSM employees	12	367

The increase in total full-time headcount reflects our technology investment in our collaborative commerce platform and value-added applications and the transition of certain previously outsourced general and administrative functions in-house. During October 2002, we outsourced essentially all of our QRS Retail Intelligence ServicesSM part-time workforce to a third-party provider.

Revenues and Cost of Revenues

The following table sets forth the revenues, cost of revenues, gross profit and gross margins for our three Solutions Groups for the three months ended March 31, 2003 and 2002 (amounts in thousands):

	Three Months Ended March 31,		Change
	2003	2002	$	%
Software Applications:
Revenues	$8,141	$9,454	$(1,313)	(14)%
Cost of revenues	2,287	3,117	(830)	(27)%

Gross profit	5,854	6,337	(483)	(8)%
Gross margin	72%	67%
Percentage of total revenues	26%	27%

Trading Community Management:
Revenues	16,666	19,089	(2,423)	(13)%
Cost of revenues	8,057	9,995	(1,938)	(19)%

Gross profit	8,609	9,094	(485)	(5)%
Gross margin	52%	48%
Percentage of total revenues	54%	54%

Global Services:
Revenues	5,996	6,907	(911)	(13)%
Cost of revenues	5,311	6,467	(1,156)	(18)%

Gross profit	685	440	245	56%
Gross margin	11%	6%
Percentage of total revenues	20%	19%

Total:
Revenues	30,803	35,450	(4,647)	(13)%
Cost of revenues	15,655	19,579	(3,924)	(20)%

Gross profit	$15,148	$15,871	$(723)	(5)%

Gross margin	49%	45%

Overview

Revenues for first quarter 2003 (ended March 31, 2003) totaled $30.8 million, down 4% from the fourth quarter 2002 (ended December 31, 2002) and down 13% from the first quarter 2002 (ended March 31, 2002). The sequential difference was driven by pricing pressure in our Trading Community Management Solutions Group. The year-over-year difference is almost entirely attributable to three factors: the absence of Enterprise Software Applications sales and the related impact on QRS Professional ServicesSM during the first quarter 2003, continued pricing pressure in our Trading Community Management business and the discontinuation during 2002 of several unprofitable software products.

Despite the challenges in both the retail and technology sectors that persisted through the first quarter, we achieved gross margins of 49%, consistent with the fourth quarter 2002 gross margins of 49% and up 4 percentage points from the first quarter 2002 gross margins of 45%. The year-over-year improvement in gross margins is driven by our focus on operational improvement and cost controls, including the impact of reduced headcount included in cost of revenues and facilities expenses and of our agreement with IBM, which we renewed in July 2002.

During the first quarter 2003, we won business across the retail industry in segments such as general merchandise and apparel, consumer packaged goods, health and beauty, sporting goods and grocery.

Having returned QRS to profitability and reported our third consecutive profitable quarter, we have begun to enter the second phase of our long-term strategy, which is focused on growth. We currently expect that second quarter revenues will stabilize around first quarter levels and that sequential quarterly revenue growth should occur in the second half of 2003. We also continue to expect overall gross margins, as a percentage of revenues, in the mid- to upper-forties this year.

The sections below provide commentary on the performance of each of our Solutions Groups.

Software Applications

The Software Applications Solutions Group includes the QRS Catalogue™, a hosted application; Enterprise Software Applications, including QRS Sourcing™, QRS Insight and QRS Merchandising™; and Other Hosted Software Applications, including QRS Showroom™ as well as Tradeweave Logistics and Tradeweave Sales and Inventory Analysis. We discontinued selling Tradeweave Logistics and Tradeweave Sales and Inventory Analysis as stand-alone products in mid-2002.

The following table sets forth the revenues, cost of revenues, gross profit (loss) and gross margins (loss) for our Software Application categories for the three months ended March 31, 2003 and 2002 (amounts in thousands):

	Three Months Ended March 31,		Change
	2003	2002	$	%
QRS Catalogue™:
Revenues	$8,109	$8,401	$(292)	(3)%
Cost of revenues	1,979	1,755	224	13%

Gross profit	6,130	6,646	(516)	(8)%
Gross margin	76%	79%

Enterprise Software Applications:
Revenues	23	369	(346)	(94)%
Cost of revenues	260	—	260	—

Gross profit (loss)	(237)	369	(606)	(164)%
Gross margin (loss)	(1,030)%	100%

Other Hosted Software Applications:
Revenues	9	684	(675)	(99)%
Cost of revenues	48	1,362	(1,314)	(96)%

Gross profit (loss)	(39)	(678)	639	(94)%
Gross margin (loss)	(433)%	(99)%

Total Software Applications:
Revenues	8,141	9,454	(1,313)	(14)%
Cost of revenues	2,287	3,117	(830)	(27)%

Gross profit	$5,854	$6,337	$(483)	(8)%

Gross margin	72%	67%

Software Applications Solutions Group revenues of $8.1 million remained consistent with fourth quarter 2002 revenues of $8.1 million and were down $1.3 million, or 14%, from the first quarter 2002. The sequential results were supported by 5% sequential growth in QRS Catalogue™ while the year-over-year difference was driven by the discontinuation of several unprofitable software products in mid-2002, a decline in Enterprise Software Applications revenue and the consolidation of certain divisions of a large retail customer and the resulting effect on QRS Catalogue™ revenues. Software Applications gross margins of 72% were consistent with the 73% reported in the fourth quarter 2002 and up from the 67% reported in the first quarter of 2002 primarily due to our Other Hosted Software Applications results.

As indicated in the table above, our QRS Catalogue™ product represented nearly all of the revenues in the Software Applications Solutions Group in the first quarter 2003. QRS Catalogue™ revenues consist of fees charged for the transmission of Uniform Product Code (UPC) records to/from vendors and retailers and of monthly fees for trading partnerships established between vendors and retailers. The sequential difference in QRS Catalogue™ revenues from $7.7 million in the fourth quarter 2002 to $8.1 million in the first quarter 2003 was driven by an increase in the number of trading partnerships. The year-over-year difference is primarily attributable to an increase in the number of trading partnerships offset by the consolidation of certain retail divisions of a large customer, May Company, which resulted in lower usage of the QRS Catalogue™ by May Company-related trading partners. This consolidation has reduced the number of May Company-related trading partnerships, which, under the current pricing structure, reduced current and expected future QRS Catalogue™ revenues associated with this customer. We expect that retailers will continue to reorganize their operations in attempts to improve operating efficiencies. To the extent that such reorganizations reduce the number of their retail operations, the number of our trading partnerships could also be reduced, which, under our present pricing structure, would reduce revenues in future periods.

To date, essentially all QRS Catalogue™ revenues have been derived from North American general merchandise and apparel customers, and we expect this to continue throughout the remainder of 2003. Recently, we expanded our European sales focus beyond QRS Sourcing™ to include QRS Catalogue™. We are currently implementing a QRS Catalogue™ trading community enablement program with Selfridges, plc, one of the top department store groups in Europe.

Cost of revenues for QRS Catalogue™ consists primarily of customer and technical support personnel, allocated costs of our data center and purchased network services to transmit catalogue data to and from our data center. QRS Catalogue™ gross margins of 76% for the first quarter 2003 is equal to the previous quarter and down 3 percentage points from the first quarter 2002. The year-over-year change in gross margins was driven by the change in revenue, an increase in data center costs allocated to the QRS Catalogue™ concurrent with the phase-out of certain other hosted applications in mid-2002, and the costs associated with the opening of a customer support center in Europe, partially offset by reductions in headcount costs for our U.S.-based customer support team.

Enterprise Software Applications revenues were insignificant at $0.02 million, down $0.3 million from the fourth quarter 2002 and $0.3 million from the first quarter 2002. We attribute the reduction in Enterprise Software Applications revenues to an economic environment in which companies are hesitant to make large IT purchases and the limited time period our QRS Insight product, launched in January 2003, has been on the market. Our QRS Sourcing™ software application is designed to enable customers to improve their collaborative sourcing and supply capabilities, financial order management, international logistics and customs management, and collaborative merchandising efforts. QRS Insight, another Enterprise Software Application, allows companies to monitor, escalate and more rapidly resolve supply chain problems.

While Enterprise Software Applications sales were insignificant in the first quarter, we are cautiously optimistic about our prospects based on the recent strengthening of our sales pipeline and on our success early in the second quarter with the sale of QRS Sourcing™ to Woolworth Germany. We typically provide substantial services to assist our customers with their implementation of our

QRS Sourcing™ application through our QRS Professional ServicesSM team. As a result, we recognize the license fee and the associated service fees over the implementation period as the professional services are provided, in accordance with our accounting policy. We intend to continue investing in QRS Sourcing™ to meet customer needs, and we released an upgrade during the first quarter 2003. We have several upgrades to the product scheduled through early 2004.

Cost of revenues for Enterprise Software Applications increased from $0 in the first quarter 2002 and $0.3 million in the fourth quarter 2002 to $0.3 million in the first quarter 2003. Cost of revenues for the first quarter 2003 consists of amortization costs related to the IBM CrossWorlds licenses purchased during the first quarter 2002. We entered into a licensing agreement with IBM CrossWorlds for the license of their enterprise applications integration tools to enable QRS’ retail industry customers to accelerate the implementation of QRS® solutions. We amortize the license fees to cost of revenues at the greater of the cost of licenses sold or straight-lined over the two-year estimated life of the licenses. While we did not sell any licenses of IBM CrossWorlds software in 2002 or the first quarter of 2003, we seek to sell IBM CrossWorlds licenses together with Enterprise Software Applications and we believe the assets associated with Enterprise Software Applications are recoverable. We continue to monitor these assets for potential impairment.

We recognized essentially no Other Hosted Software Applications revenues during the first quarter 2003 or the fourth quarter 2002, compared to $0.7 million from the first quarter 2002. As previously announced, we discontinued Tradeweave Sales and Inventory Analysis and Tradeweave Logistics in mid-2002. Our QRS Showroom™ product enables vendors and private-label groups to create customized, targeted on-line merchandise presentations for their retail buyers. Users can perform a visual review of on-line merchandise via access to a standard Web browser. In the third quarter of 2001, we entered into a marketing relationship with MAGIC International, a subsidiary of Advanstar, Inc. and a leading organizer of tradeshows for the fashion and apparel industry, to establish an on-line trading community, “MAGIConline Powered by QRS.” This marketing agreement was renegotiated in the third quarter of 2002. To date, revenues for our QRS Showroom™ product have been insignificant.

Cost of revenues for Other Hosted Software Applications consists primarily of customer and technical support personnel and allocated costs of our data center. The decline in cost of revenues for Other Hosted Applications is primarily the result of our mid-2002 discontinuation of Tradeweave Sales and Inventory Analysis and Tradeweave Logistics, which reduced customer and technical support personnel costs for these hosted applications. Certain data center costs that were associated with the discontinued products and which remain fixed in the short term have been reallocated across the remaining products that utilize our internal data center, including QRS Catalogue™ and hosted products within our Trading Community Management Solutions Group.

Trading Community Management

The Trading Community Management Solutions Group includes QRS Compliance Link™ and the QRS Exchange™ products and services: Data Exchange, Internet Transaction Exchange, Enterprise Business Exchange, QRS Web Forms™, QRS Managed EC™ and Access Services. Revenues consist primarily of fees charged for the transmission of standard business documents measured in kilocharacters (KCs) over the IBM VAN, monthly fees for leased line connections and service fees to convert documents from paper to electronic format. Revenues are recognized in the month that the services are performed.

Trading Community Management revenues of $16.7 million were down $0.9 million, or 5%, from the fourth quarter 2002 and $2.4 million, or 13%, from the first quarter 2002. The primary reason for the change in revenue was a decline in revenues from Data Exchange as a result of continued competitive pricing pressures, impacting pricing for both new and existing customers. If in future periods we are required to reduce prices further, these reductions in our net revenue per kilocharacter will reduce our Trading Community Management revenues to the extent not offset by increased unit volume or other factors. First quarter 2003 Data Exchange volume was higher than first quarter 2002 levels and consistent with the fourth quarter 2002 levels but below our expectations, reflecting the difficult economy and competitive environment. The increase in our volumes over the past year to their current levels was due to the addition of new customers, volume growth by existing customers and the expansion of our product capabilities to support a broader range of available technologies, including Internet, XML and AS2 technologies, helping customers to accommodate collaboration with trading partners of any size.

The decline in Data Exchange revenue was somewhat offset by growth in our trading community enablement solutions that support smaller trading partners, such as our QRS Managed EC™ and QRS Web Forms™ offerings. These two products help small- and medium-sized businesses communicate by converting paper transactions to the electronic transmissions supported by their larger trading partners. Revenues for these two products totaled $3.0 million for the first quarter 2003, up $0.3 million, or 10%, from the $2.7 million in the fourth quarter 2002. First quarter 2003 revenues were consistent with the $3.0 million in the first quarter 2002.

Included in Trading Community Management revenues are revenues generated from services we provide to Kmart and its trading partners, which represented less than 5% of Trading Community Management revenues for the first quarter 2003, fourth quarter 2002 and first quarter 2002. Kmart filed for Chapter XI bankruptcy protection in January 2002. In May 2003, Kmart emerged from its Chapter XI bankruptcy proceeding as a smaller company, and we continue to do business with Kmart and its trading partners, although on a smaller scale than before the bankruptcy.

Trading Community Management gross margins for the first quarter 2003 were 52%, consistent with the 52% in the fourth quarter 2002 and up from the 48% in the first quarter 2002. Despite the decline in revenues, gross margins improved primarily because of savings from our 2002 amended network services agreement with IBM and decreases in headcount costs for our customer services organization achieved from continuing efficiency improvements (See Note 7 to the Condensed Consolidated Financial Statements). These cost decreases were partially offset by increases in costs allocated from our data center. Additional Trading Community Management cost of revenue components include: customer support services, including QRS Managed EC™ personnel; allocated costs for our data center and other technical support personnel; and amortization of capitalized service and product development costs for technology used in our QRS Managed EC™ operations centers.

Global Services

The Global Services Solutions Group consists primarily of: QRS Retail Intelligence ServicesSM; QRS Professional ServicesSM, primarily services provided to help our customers with their implementations of our licensed software products; and software maintenance for our QRS Sourcing™ and QRS Merchandising™ products, including post-contract support services for licensed software applications.

Global Services revenues of $6.0 million were down $0.3 million, or 5%, from the fourth quarter 2002 and down $0.9 million, or 13%, from the first quarter 2002. Global Services revenues continue to be driven by the results of QRS Retail Intelligence ServicesSM and by the decline in QRS Professional ServicesSM caused by a lack of Enterprise Software Applications sales. First quarter 2003 revenues of $4.7 million for QRS Retail Intelligence ServicesSM were down $0.3 million, or 5%, from the fourth quarter 2002 and down $0.2 million, or 3%, from first quarter 2002 levels due to the completion of several one-time projects. We expect that QRS Retail Intelligence ServicesSM revenues will grow during 2003. During the same periods, QRS Professional ServicesSM revenues declined due to the completion of engagements related to enterprise license sales made in prior periods. Both QRS Professional ServicesSM and software maintenance revenues will continue to be dependent, to a large extent, on new sales of Enterprise Software Applications.

Cost of revenues for Global Services consists primarily of payroll and outsourcing costs for data-collecting field personnel, software application consultants and technical support personnel for our Enterprise Software Applications. Global Services gross margins of 11% were in line with the 12% reported in the fourth quarter 2002 and up from the 6% reported in the first quarter 2002. Both the sequential and year-over-year changes in gross margin for this Solutions Group have been negatively impacted by the declining utilization of our QRS Professional ServicesSM.

We are actively working to improve the long-term gross margins of the Global Services Solutions Group. During October 2002, we outsourced essentially all of our QRS Retail Intelligence ServicesSM part-time workforce to a third-party provider in order to reduce overhead and improve gross margins in our QRS Retail Intelligence ServicesSM product. We have been pursuing sales of Enterprise Software Applications that will lead to additional QRS Professional ServicesSM and maintenance revenues, and we announced a QRS Sourcing™ licensing agreement with Woolworth Germany early in the second quarter 2003.

Operating Expenses

The following table sets forth our operating expenses and the related percentages of our total revenues by sales and marketing, service and product development, and general and administrative for the three months ended March 31, 2003 and 2002 (amounts in thousands):

	Three Months Ended March 31,
	2003	% of Revenues	2002	% of Revenues
Operating expenses:
Sales and marketing	$5,787	19%	$8,981	25%
Service and product development	2,997	10%	3,880	11%
General and administrative	4,772	15%	6,518	18%

Operating expenses before amortization of intangible assets expense	13,556	44%	19,379	55%
Amortization of other intangible assets	849	3%	872	2%

Total operating expenses	$14,405	47%	$20,251	57%

Overview

Operating expenses declined by 3% from $14.9 million in the fourth quarter 2002 and by almost 30% from $20.3 million in the first quarter 2002 to $14.4 million in the first quarter 2003, reflecting our continued commitment to cost controls and process improvements. We will continue to look at all of the components of our cost structure for operating expense improvements throughout the remainder of 2003.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs in our sales and marketing organizations as well as the costs of various marketing programs. At March 31, 2003, we sold our products and services to the global marketplace primarily through our direct field sales force and our telesales group. At March 31, 2003, we had 95 full-time employees in our sales and marketing groups, compared to 94 at the end of the fourth quarter 2002 and 103 at the end of the first quarter 2002.

Our sales and marketing expenses of $5.8 million were down $0.2 million, or 3%, from the fourth quarter 2002 and $3.2 million, or 36%, from the first quarter 2002. The year-over-year decline was due primarily to declines in headcount and payroll related costs totaling $1.8 million, reductions in marketing costs of $0.6 million and reductions of bad debt expense of $0.3 million.

Service and Product Development Expenses

Service and product development expenditures consist primarily of personnel, consulting and equipment costs related to research, development and enhancements of our Enterprise Software Applications and hosted software applications, our collaborative commerce platform and value-added applications, QRS Web Forms™ solution, and other software for internal use at our QRS Managed EC™ operations centers. A portion of these expenditures is capitalized under American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” At March 31, 2003, we had 122 full-time employees in our service and product development groups, compared to 95 at the end of the fourth quarter 2002 and 88 at the end of the first quarter 2002. During 2002 and 2003, we supplemented our internal development resources through several nearly completed arrangements with outsourced development companies.

During the first quarter, we increased our investment in the development of our collaborative commerce platform and value-added applications while simultaneously improving our existing products. During 2003 and part of 2004, we plan to continue utilizing internal resources to develop a new base technology platform that will help QRS more rapidly and efficiently deliver solutions that bring value to our customers. We intend to continue parallel development and enhancement efforts to our current products on their current technology platforms while building the new base platform.

During the remainder of 2003, we intend to upgrade the application server and database technology of our QRS Sourcing™ application. We plan to add additional functionality to the web-enabled version of the QRS Sourcing™ application and to develop an application toolset to allow our customers and third parties to perform basic modifications to and extensions of the product. The expenditures associated with the upgrade of our QRS Sourcing™ application will be expensed under the provisions of FAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”

Service and product development expenses of $3.0 million in the first quarter 2003 were consistent with the $3.0 million in the fourth quarter 2002 and down from the $3.9 million in the first quarter 2002. These expenses are net of capitalized service and product development costs that totaled $1.5 million in the first quarter 2003, $0.3 million in the fourth quarter 2002 and $0.2 million in the first quarter 2002. During the first quarter 2003, we invested in improvements to QRS Catalogue™, QRS Sourcing™ and QRS Web Forms™ and in the development and upgrading of our product technology and architecture. We released upgrades to both QRS Sourcing™ and QRS Web Forms™ during the first quarter 2003. We continue to expect the capitalized development costs, primarily in-house labor costs associated with QRS Catalogue™, QRS Web Forms™ and our collaborative commerce platform, to be in the $8 million to $13 million range for 2003. In accordance with the provisions of AICPA SOP No. 98-1, these costs will begin being amortized to cost of revenues when the development work is completed and the products are released to production, which is expected to occur in 2004. The resulting quarterly amortization, based on our expected 2003 capitalized development costs and the 30 month useful life we currently attribute to such capitalized costs, would be in the $0.8 million to $1.3 million range.

While our current plan is to develop our collaborative commerce platform and value-added applications using internal resources, we are simultaneously evaluating opportunities to accelerate development, including through alliances, licensing and strategic acquisitions. To the extent we license or acquire these or other complementary technologies or businesses to accelerate development, we would expect to invest less in internal service and product development resources.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and the related costs of our administrative organizations, such as finance, legal, human resources and MIS, as well as professional fees and other costs. At March 31, 2003, we had 75 full-time employees in our general and administrative groups, compared to 73 at the end of the fourth quarter 2002 and 65 at the end of the first quarter 2002. The net increase in general and administrative headcount over the past year reflects the transition of certain previously outsourced general and administrative functions in-house.

Despite an increase in headcount, general and administrative expenses of $4.8 million in the first quarter 2003 were down $0.2 million, or 5%, from the $5.0 million in the fourth quarter 2002 and down $1.7 million, or 27%, from the $6.5 million in the first quarter 2002. We achieved significant year-over-year reductions in spending as a result of our ongoing commitment to improve efficiency throughout our general and administrative functions. We expect to continue incurring additional costs in connection with our internal controls systems to address ongoing business needs as well as to continue compliance with evolving regulatory requirements.

Amortization of Other Intangible Assets

Amortization of other intangible assets for the first quarter 2003 was $0.8 million, compared to $0.9 million in the fourth quarter 2002 and $0.9 million in the first quarter 2002. The decreases in amortization of other intangible assets resulted primarily from our non-compete agreements becoming fully amortized during the first quarter of 2003.

During 2003, we have experienced slower revenue growth than previously anticipated and have been negatively impacted by difficult industry and economic trends. During the first quarter of 2003, we assessed whether our other intangible assets have been impaired as prescribed by SFAS No. 144. Other intangible assets totaled $9.0 million at March 31, 2003, comprised primarily of $8.2 million related to acquired technology associated with our QRS Sourcing™ product. We prepared our impairment analysis in accordance with SFAS No. 144 and concluded that our estimate of future net cash flows would be sufficient to recover the carrying value of the intangible assets as of March 31, 2003.

Restructuring Expenses

During the fourth quarter of 2001, we restructured our operations, which included the realignment and certain eliminations of our products and services, the elimination of full-time positions and the consolidation of real estate. As a result, we recorded restructuring expenses of $12.0 million during the quarter ended December 31, 2001, which comprised severance of $2.0 million for 69 involuntary terminations throughout QRS and facilities closure expense of $10.0 million. As of March 31, 2003, the accrued liability related to our business restructuring was $8.5 million, comprised of severance of $0.2 million and sublease loss accruals of $8.4 million, as displayed in the table below. As further discussed in Critical Accounting Policies, Use of Estimates, the portion of our sublease loss accrual related to a vacated facility that is not yet subleased assumes that we will sublease this facility by January, 2004 at 63% of our lease rate. We are actively marketing this property, but the commercial real estate market in the San Francisco Bay Area remains difficult, with a significant portion of the market’s commercial facilities remaining unoccupied. While the current level of interest in our property leads us to believe that our estimated liability at March 31, 2003 is sufficient, we continue to monitor this situation closely, and we may be required to adjust this balance at a future date.

We expect to settle the remaining severance liability in full by the second quarter of 2003, and the remaining obligation related to our termination of non-cancelable leases will be paid over the respective lease terms through fiscal 2011.

The following is a summary of the restructuring liabilities from December 31, 2002 to March 31, 2003 (in thousands):

	Liability as of December 31, 2002	Cash Payments	Liability as of March 31, 2003
Severance	$589	(434)	155
Facilities closure	9,103	(712)	8,391

Total	$9,692	$(1,146)	$8,546

The employee severance of $0.2 million includes severance benefits and outplacement services. We expect to settle the severance liability of $0.2 million (included in accrued compensation) in full by the second quarter of 2003. The outstanding liability related to facilities closure totaled $8.4 million at March 31, 2003, of which we expect to pay $4.0 million during the next 12 months and $4.4 million from April 1, 2004 through September 30, 2011.

Interest Income

Interest income consists primarily of interest earned on cash, cash equivalents and marketable securities available-for-sale. Interest income decreased from $0.2 million in the first quarter of 2002 to $0.1 million in the first quarter of 2003 due to a reduction in investment yields.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities available-for-sale decreased to $35.6 million at March 31, 2003 from $39.6 million at December 31, 2002. The decline was due primarily to negative cash flows from operations of $2.0 million, capitalization of service and product development costs of $1.5 million and payments for capital expenditures of $0.9 million. Cash flows from operations were negatively impacted by the planned payments of certain year-end obligations. Working capital of $25.9 million at March 31, 2003 decreased $0.5 million from $26.4 million at December 31, 2002. Our days sales outstanding (DSOs) were 43 days at March 31, 2003, comparable to 42 days at December 31, 2002, and an improvement from 49 days at March 31, 2002.

Total assets decreased from $81.9 million at December 31, 2002 to $78.1 million at March 31, 2003, primarily due to a reduction in cash, cash equivalents, and marketable securities; and in the amortization of other intangible assets. Total liabilities decreased from $37.8 million at December 31, 2002 to $33.1 million at March 31, 2003, resulting from the decline in our accounts payable balance and the decline in our accrued compensation balance due to payments of annual bonuses in the first quarter of 2003.

While the first quarter 2003 represents our third consecutive profitable quarter, we have recently incurred significant losses, including net losses of $4.1 million and $173.3 million for the fiscal years ended December 31, 2002 and 2001, respectively. A substantial amount of these losses in 2001 was in connection with non-cash charges relating to the impairment of remaining intangible assets, including technology and goodwill, acquired through our acquisitions in recent years of RockPort Trade Systems Inc., Image Info Inc., and Retail Data Services Inc., as well as our acquisition of the outstanding minority interest of Tradeweave Inc.

In addition, for the first quarter 2003 we experienced a decline in revenues of 4% over the fourth quarter 2002. We offset this revenue decline by reducing our operating expenses during the first quarter such that our revenues exceeded our expenses. We may not be able to continue reducing our operating expenses in future periods while our revenues may continue to decline. As a result, we may experience losses in future periods. During 2002 and first quarter 2003, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly as a result of decreases in customer demand or decreases in acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized. To the extent that our operating results fall below our expectations, we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

We believe that cash, cash equivalents, and marketable securities available-for-sale at March 31, 2003 and cash forecasted to be generated from future operations will be sufficient to meet our working capital needs and capital expenditures anticipated by our 2003 operating plan. While we expect positive cash flow from operations for the year, we expect an overall decline in cash, cash equivalents and marketable securities resulting from several planned expenditures, primarily the planned $8-13 million of investment in our collaborative commerce platform and value-added applications.

We expect our investment in our collaborative commerce platform development and value-added applications to occur throughout the year as additional spending coincides with the additional headcount in our service and product development area. While our current plan is to perform these development efforts using internal resources, we are simultaneously evaluating opportunities to accelerate development, including through alliances, licensing, and strategic acquisitions. To the extent we license or acquire this or other complementary technologies or businesses, which require additional cash utilization, we may seek to sell additional debt or equity securities, which may result in additional dilution to our stockholders. However, we cannot be certain that additional funding will be available on acceptable terms or at all. We may also use a portion of our cash to acquire technologies that further our strategic initiatives or to exit early our remaining lease obligation on vacated real property. We will continue to manage the business with a strong focus on our cash.

We have no plans to pay dividends with respect to our common stock in the foreseeable future.

During 1997, 1998, and 2000, our board of directors authorized the repurchase of an aggregate of $15 million of our common stock in both open market and block transactions, of which approximately $7 million has been repurchased as of March 31, 2003. Shares purchased under this program are held in the corporate treasury for future use including employee stock option grants and the Employee Stock Purchase Plan. Management continues to evaluate the appropriateness of additional share buy-backs.

At March 31, 2003, future payments under contractual arrangements are as follows (in thousands):

	Minimum Lease Commitments (1)	Vendor Commitments	Total
2003 (remaining 9 months)	$5,990	11,179	17,169
2004	6,856	13,696	20,552
2005	4,982	6,635	11,617
2006	4,949	—	4,949
2007	4,829	—	4,829
2008 & thereafter	14,590	—	14,590

Total	$42,196	$31,510	$73,706

(1)	Represents operating lease commitments for facilities in use and other equipment, as well as capital lease obligations. The table also includes minimum lease commitments for vacant facilities that are available for sublease. Receipt of these estimated sublease payments has not been included.

Stock Options

As illustrated in the table included in Note 6 to the Condensed Consolidated Financial Statements, outstanding stock options totaled 3.1 million as of March 31, 2003, up from the total outstanding options of 2.9 million as of December 31, 2002. The change reflects the effect of new option grants and options that were canceled when former employees elected not to exercise their options within the specified exercise period as provided in our stock option plans. These canceled stock options become available for future issuances under our stock option plans. At March 31, 2003, we had 1.4 million options available for grant under our stock option plans.

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

Historically, we have generated all of our revenues from the sale of products and services to the retail industry. The retail industry is experiencing a marked slowdown that we believe has been caused by the general economic downturn since 2000 and uncertain global, geopolitical and economic factors. We believe that continuing poor economic conditions and increased competition in the retail industry are negatively impacting the industry and our customers’ ability and willingness to pay for our products and services. These adverse conditions continue to negatively impact our ability to sell our products and services to existing and potential customers in the retail industry. The department store sector of the general merchandise and apparel segment, which is an important part of our customer base for our Trading Community Management and QRS Catalogue™ products and services, has been particularly affected by these adverse conditions, and our products and services are less well established in other sectors of the general merchandise and apparel segment, such as mass merchants. If the department store sector continues to experience greater challenges or adversity than other sectors, our business, financial condition and results of operations would be adversely affected.

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

We have recently incurred significant losses, including net losses of $4.1 million and $173.3 million for the fiscal years ended December 31, 2002 and 2001, respectively. A substantial amount of these losses in 2001 was in connection with non-cash charges relating to the impairment of remaining intangible assets, including technology and goodwill, acquired through our acquisitions in recent years of RockPort Trade Systems Inc., Image Info Inc., and Retail Data Services Inc., as well as our acquisition of the outstanding minority interest of Tradeweave Inc. We may continue to incur non-cash charges related to the impairment of other intangible assets, as well as non-cash charges related to stock compensation. Further impairment of intangible assets could occur since the revenue and income potential of some of our services and products are unproven, and some of the markets we are addressing are in the early stages of development. There can be no assurance that new services and products introduced by us will gain market acceptance, or that new technologies or business methods will not be developed that replace or reduce the importance of our current offerings, and thus there can be no assurance that we will not need to take additional impairment charges.

In addition, for the first quarter 2003 we experienced a decline in revenues of 4% over the fourth quarter 2002. We offset this revenue decline by reducing our operating expenses during the first quarter such that our revenues exceeded our expenses. We may not be able to continue reducing our operating expenses in future periods, and our revenues may continue to decline. As a result, we may experience losses in future periods. During 2002, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly as a result of decreases in customer demand or decreases in acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized. To the extent that our operating results fall below our expectations, we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

We have recently experienced significant changes in our senior management team.

In recent years, we have experienced significant turnover in our management team. Our current President and Chief Executive Officer joined us in October 2001, and our current Chief Financial Officer joined us in January 2002. Other members of management have also joined us only recently, and the management team as a whole has had a limited time to work together. A number of executives have also left the Company. Our success depends on the performance of our executive officers and other key employees and the ability of our management team to work together effectively. There can be no assurance that the management team will be able to work together effectively, that we can continue to retain or recruit necessary additional personnel, or that such new personnel will be efficiently integrated or be adequate for our current or future operations.

Our industry is characterized by rapid technological change, and there are risks associated with new product development.

The increasing use of the Internet as a communications medium has changed the competitive environment of our industry. The supply chain management industry is now characterized by rapid technological innovation and a long-term trend towards Internet-based communications over proprietary value added network (VAN)-based communications. While we continue to develop solutions that take advantage of the Internet’s potential, we expect the majority of our Trading Community Management revenues for the foreseeable future to be derived from our traditional VAN-based EDI services. The future success of our services and products will depend, in part, on our ability to continue developing products and services that are compatible with the Internet. The increased commercial use of the Internet could require substantial modification and customization of our services and products and the introduction of new services and products. Our competitors and potential competitors may develop competing technologies that are more effective or more effectively marketed than the services and products marketed by us or that render our services or products obsolete or noncompetitive.

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

Our product development and testing efforts have required, and are expected to continue to require, substantial investments. We may not possess sufficient resources to continue to make the necessary investments in technology. In addition, we may not successfully identify new software applications, or bring new software to market in a timely and efficient manner. If we are unable to develop or introduce new and enhanced software in a timely manner, we may lose existing customers to our competitors and fail to attract new customers, which may adversely affect our performance and results of operations.

We may not successfully complete our development of a new collaborative commerce technology platform and value-added applications, and the conversion of customers, products and services to this new platform may experience problems or be unsuccessful.

In 2003 and 2004, we expect to significantly increase our investment in services and product development, including total projected expenditures during 2003 of $8-13 million for the development of a new collaborative commerce technology platform and value-added applications to address the needs of our current and future customers. We believe that the successful development of the platform and value-added applications is important to our future success in continuing to sell products and services to our existing customers and expanding our presence in new retail sectors and geographies.

We do not have experience in developing a technology platform of the magnitude and complexity we are planning. If the complexity is greater than anticipated or we are unable to recruit and retain individuals with the necessary skills, we may be unable to build the technology platform at all or in the time expected or at an appropriate cost. Delays or a failure in the development of a collaborative commerce technology platform or value-added applications may have an adverse effect on our performance and operating results.

If we do complete the platform, we may not be able to convert our customers from existing technologies to the new platform quickly or without problems. In addition, we have less expertise and experience with the non-general merchandise and apparel retail segments, which could lead to difficulty obtaining market acceptance of the value-added applications.

Our business is marked by substantial price competition.

The changing technological landscape and the desire of companies to obtain market share has resulted in very strong and continuing price competition, particularly for our Data Exchange products and services. This competition has caused us from time to time to reduce prices on these services. We expect that as the retail industry continues to adopt existing and new information technologies, competition and pricing pressures will increase, and our competitors may adopt new pricing and sales models to which we are unable to adapt or adequately respond. If we have to make further price reductions in connection with such increased competition, such reductions would reduce net sales in future periods to the extent not offset by increased unit sales or other factors. Price reductions in response to competitive pressures could have a material adverse effect on our business, financial condition and results of operations.

The market for business-to-business electronic commerce services in the retail industry is intensely competitive.

Many other companies participate in the supply chain management industry generally. Some of our competitors and potential competitors have longer operating histories, greater brand recognition, larger customer bases and greater financial and other resources with which to improve and aggressively market their products. In addition, new competitors, such as standards-based organizations or consortia, may enter the market. Our competitors and potential competitors may develop or adapt to and market competing technologies more effectively than we do. A number of our competitors are now under new ownership. We cannot predict the impact of such changed ownership on how these entities may compete with us in the future. In addition, some larger potential customers have chosen to develop their own supply chain management systems internally rather than to utilize the service and product offerings of external providers. All of these competitive factors may adversely affect our business.

We have experienced difficulty in effectively integrating and managing acquired companies and their products.

In 2000, we acquired Image Info, Inc. and Rockport Trade Systems, Inc., companies whose products included software applications. In early 2001, we acquired the minority interest of our subsidiary, Tradeweave, Inc., and integrated its operations into ours. In September 2001, we discontinued our Tradeweave Digital Photography service, which had been acquired through our acquisition of Image Info Inc. in January 2000. We have limited experience in integrating and managing acquired companies and selling products such as enterprise software applications and related services, such as those acquired from RockPort Trade Systems, Inc. Moreover, certain of these acquired services and products do not fit in our traditional network-based recurring revenue business model. Revenues to date from products obtained through these acquisitions have been below our expectations at the times of the acquisitions resulting in the recognition of a significant impairment loss at the end of 2001. We continue to evaluate the recoverability of the remaining intangible asset. We may experience additional impairment losses in the future. If we are unable to successfully integrate or manage other acquired companies and their products, our business, results of operations and financial condition may be harmed.

We may choose to continue to acquire new solutions or to expand our market presence through mergers, acquisitions, joint ventures or other strategic alliances with, or investments in, third parties.

We may choose to continue to acquire new solutions or to expand our market presence through mergers, acquisitions, joint ventures or other strategic alliances with, or investments in, third parties. There are a number of risks associated with such transactions, such as the difficulty of assimilating the operations, technology and personnel of the combined companies; the potential disruption of our ongoing business; the potential disruption or discontinuance of a third party’s ongoing business; the diversion of attention of management; the inability to retain key technical and managerial personnel; additional expenses associated with the amortization or impairment of acquired intangible assets; the potential use of cash or assumption of additional debt, and/or a potential issuance of equity that could be dilutive to existing stockholders; the maintenance of uniform standards, controls and policies; and the impairment of relationships with existing employees and customers. We may not succeed in overcoming these risks or any other potential problems encountered in connection with such mergers or other transactions, and such transactions may have a material adverse effect on our business, financial condition and results of operations.

Our operating results may fluctuate from quarter to quarter.

We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, including changes in the demand for our services and the use of our existing services; changes in customer buying patterns; changes in our pricing policies or those of our competitors; market acceptance of new and enhanced versions of our services and products; changes in operating expenses; changes in our strategy; introduction of alternative technologies by our competitors; effect of potential acquisitions and the integration and management of acquired products; and global and economic factors generally and in the industry. In addition, these factors and our limited operating history with enterprise software application licensing make accurate prediction of future operating results difficult or impossible. We have experienced, and may experience in one or more future quarters, operating results that are below our expectations or the expectations of public market analysts and investors. In such an event, the price of our common stock has been, and would likely be, materially and adversely affected.

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

Because our products and services are complex and perform mission-critical functions, we are vulnerable to product-related claims.

Our software products are complex and perform critical functions for our customers, and consequently carry inherent risks. For example, our software products may contain undetected errors or failures when first introduced or as new versions are released. The possibility for program errors and failures may increase due to factors including the use of new technologies, the integration of third-party software, or the need for more rapid product development that is characteristic of the software market. We undergo pre-release product testing by our current and potential customers to minimize risks, and our customer license agreements typically contain provisions designed to limit our exposure to potential product-related claims. Nevertheless, such provisions may not always be enforced or enforceable in the various legal jurisdictions in which we operate. There can be no assurance that any errors or failures by our products and services will not subject us to substantial product-related claims.

We are dependent on the IBM Value Added Network and the BES-IT (formerly IDDX) service.

Pursuant to a contract with IBM that expires on June 30, 2005, we use the IBM Value Added Network (VAN) as the network platform over which we provide customers with most of our QRS Exchange™ products and services. We depend on the IBM VAN for a substantial part of our revenues. Under this contract we also offer as our Internet Transaction Exchange product the IBM Business Exchange Services—Internet Transfer (BES-IT) service, formerly Internet Data and Document Exchange (IDDX), an Internet Protocol (IP)-based transaction network allowing for real-time information exchange over the Internet. When our contract with IBM expires, should IBM decide to increase the prices that it charges us or reduce the amount of discounts or allowances we currently receive, and we are not able to pass along such increased costs to our customers, our business, financial condition and results of operations could be materially adversely affected. In addition, pursuant to the IBM contract, we will pay fees to IBM based on the amount of our use of its network services subject to specified minimum payment amounts. If our use of the network services declines, our gross margins will decrease, thereby also adversely affecting our business and operating results.

Because we have no right to control the maintenance and operation of either the IBM VAN or BES-IT, we are subject to factors outside of our control that may adversely affect the operation of the VAN and the BES-IT service and thus our business and results of operations. In addition, if IBM becomes unable or unwilling to provide or continue to support VAN or BES-IT services, we would either have to provide these services directly or arrange for another third party to provide such services. We cannot assure you that we would be able to do so on a timely basis, if at all, or that the costs of any such arrangements would not materially adversely affect our business and results of operations. Disruption or unavailability of the IBM VAN or BES-IT service may have a material adverse effect on our business, results of operations and financial condition.

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

We may not be successful in achieving or maintaining acceptance of our products and services in retail segments adjacent to the general merchandise and apparel segment, which could have a material adverse effect on our business and results of operations.

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

We have committed and may continue to commit resources to the opening of European offices and the maintenance and expansion of European sales and support capabilities in order to increase revenue from European customers. We expect to incur expenses for adapting our products and services to existing and new technology and business standards in Europe and for localizing our products and services for the European market. We may be unable to adapt our products and services to existing and new technology and business standards in Europe. We do not know if European customers will adopt technology-based solutions for electronic commerce such as ours, nor do we know if European customers will prefer our products and services to other products and services available to them. Geopolitical factors may slow or prevent European customers’ acceptance of products and services by companies in the United States. Even if European customers do accept our products, material revenues may not be generated until we enable these customers’ trading partners to use our products and services, which may take a significant amount of time and expense. Our European operations may not generate expected or any revenues, and if our European operations do not generate sufficient revenue to offset our expenditures, we may experience operating losses.

We may not be able to protect our proprietary technology and information, and we may be subject to claims of infringement.

Intellectual property laws, including copyright and trade secret laws, afford only limited protection. We may not be able to police unauthorized use of our services, proprietary technology or information. In addition, the laws of certain countries in which our products and services may be distributed may not protect our proprietary rights in the same way as the laws of the United States. If unauthorized third parties obtain and use our proprietary technology and information, our business, results of operations and financial condition may be materially adversely affected. In addition, claims by third parties regarding the infringement of alleged intellectual property rights are a frequent occurrence in our industry. Although we do not believe that we are infringing any proprietary rights of others, any such third-party claims may similarly materially adversely affect our business, operating results and financial condition.

We may be unable to form successful relationships with systems integrators and other sales channels.

We seek to establish and maintain relationships with system integrators and consulting firms that may recommend our products and services to prospective customers. We also seek to establish and maintain relationships with service providers, resellers and other sales channels that may sell our products to customers or in markets that we are unable or less able to address. Many of these third parties have similar and often more established relationships with our competitors. In addition, these third parties, many of which have significantly greater resources than the Company, may market services and products in competition with us. We may experience “channel conflicts” with these third parties in which our pricing, discount and licensing programs, or our internal compensation programs, present instances of overlapping or competing interests with these third parties. Our failure to successfully establish and maintain relationships with system integrators, consulting firms, service providers, resellers and other sales channels and alliance partners may adversely affect our business, financial condition and results of operations.

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

The table below presents principal amounts and related weighted average interest rates due by date of maturity for the marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At March 31, 2003, the weighted average maturity of the marketable securities portfolio was 253 days.

(Amounts in thousands)	Maturity 2003	Maturity 2004	Total	Fair Value at March 31, 2003
Governmental Agencies	$1,100	$501	$1,601	$1,617
Corporations	1,312	527	1,839	1,853

Total	$2,412	$1,028	$3,440	$3,470

Weighted average interest rate	1.93%	3.33%	2.35%	2.35%

Foreign Currency Risk

We have no significant investments outside the United States of America and do not have material transactional foreign currency risk because less than 5% of our billings are in a currency other than the U.S. dollar. We have no significant hedging activity.

Item 4.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Exhibits and Reports on Form 8-K

A.    Exhibits

Exhibit Number	Description

10.41	Restricted Share Right Agreement, dated March 18, 2003, between the Company and Elizabeth A. Fetter

10.42	Restricted Share Right Agreement, dated March 18, 2003, between the Company and James Rowley

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.    Reports on Form 8-K

Date	Item Reported
February 21, 2003	Item 5. On February 18, 2003, the Company entered into a First Amendment to the Rights Agreement with Mellon Investor Services, LLC.

March 28, 2003

Item 9.    On March 28, 2003, the Company announced that its Annual Report on Form 10-K for the year ended December 30, 2002, as filed with the Securities and Exchange Commission on March 28, 2003, was accompanied by the certification of each of the Chief Executive Officer, Elizabeth A. Fetter, and Chief Financial Officer, John C. Parsons, Jr., of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

QRS CORPORATION

May 9, 2003	/s/ JOHN C. PARSONS, JR.
Senior Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

CERTIFICATION

I, Elizabeth A. Fetter, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of QRS Corporation (the “registrant”);

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

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ ELIZABETH A. FETTER
Elizabeth A. Fetter President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, John C. Parsons, Jr., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of QRS Corporation (“the registrant”);

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

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ JOHN C. PARSONS, JR.
John C. Parsons, Jr. Senior Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)