Form 10-Q
period 2003-06-30
QRS CORP
filed 2003-08-12
CIK 906551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 5, 2003, 15,844,369 shares of the issuer’s common stock, par value $.001 per share, were outstanding.

QRS CORPORATION

FORM 10-Q

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

QRS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$27,178	$35,358
Current portion of marketable securities available-for-sale	7,005	1,998
Accounts receivable—net of allowance for doubtful accounts of $1,320 at June 30, 2003 and $1,613 at December 31, 2002	15,541	14,907
Prepaid expenses and other	2,925	3,061

Total current assets	52,649	55,324

Property and equipment:
Furniture and fixtures	1,954	1,780
Equipment	15,554	13,547
Leasehold improvements	1,940	1,921

	19,448	17,248
Less accumulated depreciation and amortization	(11,007)	(8,703)

Total property and equipment	8,441	8,545

Marketable securities available-for-sale	2,202	2,230
Capitalized service and product development costs—net of accumulated amortization of $7,521 at June 30, 2003 and $6,934 at December 31, 2002	4,514	2,282
Goodwill	1,113	1,113
Other intangible assets—net of accumulated amortization of $16,956 at June 30, 2003 and $15,268 at December 31, 2002	8,169	9,857
Other assets	1,741	2,598

Total assets	$78,829	$81,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,661	$8,870
Accrued compensation	4,450	6,289
Accrued vacation	2,278	2,044
Deferred acquisition payments	2,500	2,500
Deferred revenue	2,338	1,605
Current portion of sublease loss accruals related to business restructuring	3,831	2,788
Other accrued liabilities	2,942	3,762
Current portion of note payable	832	1,070

Total current liabilities	25,832	28,928

Sublease loss accruals related to business restructuring	3,857	6,315
Note payable	—	290
Deferred rent and other	2,129	2,285

Total liabilities	31,818	37,818

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $.001 par value; 60,000,000 shares authorized; 16,077,613 shares issued and 15,844,267 shares outstanding at June 30, 2003 and 16,032,353 shares issued and 15,801,253 shares outstanding at December 31, 2002	252,275	251,914
Deferred compensation	(257)	(157)
Treasury stock: 233,346 shares at June 30, 2003 and 231,100 shares at December 31, 2002	(5,556)	(5,548)
Accumulated other comprehensive earnings (loss):
Unrealized gain on marketable securities available-for-sale	21	26
Cumulative translation adjustments	(244)	(229)
Accumulated deficit	(199,228)	(201,875)

Total stockholders’ equity	47,011	44,131

Total liabilities and stockholders’ equity	$78,829	$81,949

See Notes to Condensed Consolidated Financial Statements

QRS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Software applications	$8,329	$9,296	$16,470	$18,750
Trading community management	16,336	18,291	33,002	37,380
Global services	5,905	7,496	11,901	14,403

Total revenues	30,570	35,083	61,373	70,533

Cost of revenues:
Software applications	2,157	3,332	4,444	6,449
Trading community management	8,050	9,676	16,107	19,671
Global services	5,178	6,384	10,489	12,851

Total cost of revenues	15,385	19,392	31,040	38,971

Gross profit	15,185	15,691	30,333	31,562

Operating expenses:
Sales and marketing	5,013	7,673	10,800	16,654
Service and product development	3,161	4,031	6,158	7,911
General and administrative	4,370	5,664	9,142	12,182
Amortization of other intangible assets	839	872	1,688	1,744

Total operating expenses	13,383	18,240	27,788	38,491

Operating income (loss)	1,802	(2,549)	2,545	(6,929)
Interest income	109	193	226	394
Interest expense	(36)	(54)	(76)	(54)

Income (loss) from operations before income taxes	1,875	(2,410)	2,695	(6,589)
Income tax expense (benefit)	48	—	48	(998)

Net income (loss)	$1,827	$(2,410)	$2,647	$(5,591)

Other comprehensive income (loss) —
Unrealized (loss) gain on marketable securities available-for-sale, net of tax	(9)	7	(5)	(40)
Change in cumulative translation adjustments	19	81	(15)	71

Total comprehensive income (loss)	$1,837	$(2,322)	$2,627	$(5,560)

Basic net income (loss) per share	$0.12	$(0.15)	$0.17	$(0.36)

Shares used to compute basic net income (loss) per share	15,829,123	15,704,150	15,815,265	15,666,503

Diluted net income (loss) per share	$0.12	$(0.15)	$0.17	$(0.36)

Shares used to compute diluted net income (loss) per share	15,885,209	15,704,150	15,857,941	15,666,503

See Notes to Condensed Consolidated Financial Statements

QRS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$2,647	$(5,591)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,304	2,772
Amortization of capitalized service and product development costs	587	1,176
Amortization of software licenses and other	714	452
Amortization of other intangible assets	1,688	1,744
Stock-based compensation	83	376
Provision for allowance for doubtful accounts	151	655
Loss from disposal of property and equipment	—	283
Changes in assets and liabilities:
Accounts receivable	(785)	1,983
Prepaid expenses and other	(252)	251
Income taxes receivable	—	125
Accounts payable	(2,209)	(1,246)
Accrued compensation	(1,839)	1,524
Accrued vacation	234	390
Deferred revenue	733	(987)
Sublease loss accruals related to business restructuring	(1,415)	(2,031)
Other accrued liabilities	(1,399)	93
Deferred rent and other	103	818

Net cash provided by operating activities	1,345	2,787

Cash flows from investing activities:
Sales and maturities of marketable securities available-for-sale	3,162	3,738
Purchases of marketable securities available-for-sale	(8,146)	(3,116)
Purchases of property and equipment	(1,781)	(1,202)
Capitalization of service and product development costs	(2,819)	(691)
Other assets	532	(198)

Net cash used in investing activities	(9,052)	(1,469)

Cash flows from financing activities:
Proceeds from employee stock purchase plan issuance	176	296
Exercise of stock options	2	598
Repurchase of common stock	(8)	(18)
Payments on note payable	(528)	(250)
Payments on capital lease obligations	(99)	(200)

Net cash provided by (used in) financing activities	(457)	426

Effect of exchange rate on cash and cash equivalents	(16)	6

Net increase (decrease) in cash and cash equivalents	(8,180)	1,750
Cash and cash equivalents at beginning of period	35,358	28,911

Cash and cash equivalents at end of period	$27,178	$30,661

Cash paid for:
Taxes	$76	$78
Interest	$64	$41
Noncash investing and financing activities:
Property and equipment acquired through capital lease	$419	$550
Disposal of fully depreciated assets	$—	$1,387
Note payable exchanged for software licenses	$—	$2,100
Fair value of restricted stock awarded	$210	$—

See Notes to Condensed Consolidated Financial Statements

QRS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

QRS Corporation (“QRS,” the “Company”, “we” or “us”) was established in 1988 and is a provider of collaborative commerce solutions for the global retail trading community. Our products and services help thousands of retailers, manufacturers, suppliers, vendors, wholesalers and distributors from a variety of retail segments, including general merchandise and apparel, grocery, consumer packaged goods, health and beauty, consumer electronics, hardlines, do-it-yourself and sporting goods. We help companies to connect electronically, transact business, collaborate on processes and decisions, and differentiate their brands in the global marketplace. Our products and services are typically integrated with our customers’ enterprise information technology systems in order to deliver greater benefits and efficiencies to these customers. We market our products and services in three Solutions Groups: Software Applications, Trading Community Management and Global Services.

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

We have prepared the Condensed Consolidated Balance Sheet as of June 30, 2003 and the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2003 and 2002, without audit. In the opinion and to the knowledge of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 2002 is derived from our audited consolidated financial statements as of that date.

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

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results anticipated for any other interim period or for the full year.

Certain reclassifications have been made to the financial information reported in 2002 to conform to the 2003 presentation.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the measurement, timing of recognition and reporting of costs associated with exit or disposal activities and restructuring activities. FAS 146 requires that a liability for costs associated with exit or restructuring activities be recognized only when the liability is incurred as opposed to at the time that a company formally approves and commits to an exit plan as set forth in Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the Statement had no material effect on our financial position or results of operations. There were no such exit or disposal activities initiated during the six-month period ended June 30, 2003.

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

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Therefore, we will adopt the provisions of EITF No. 00-21 during the third quarter of 2003, and we do not expect the adoption to have a material effect on our financial position or results of operations.

In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation Costs-Transition and Disclosure.” FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation”, and provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity’s accounting policy with respect to stock-based compensation. We account for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and have adopted the disclosure-only alternative of FAS 123. We adopted the disclosure provisions of FAS 148 in December 2002.

The following table illustrates the effect on our net income (loss) and net income (loss) per share if we would have applied the fair value recognition provisions of FAS 123 to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$1,827	$(2,410)	$ 2,647	$ (5,591)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	55	124	83	376
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(702)	(2,083)	(2,065)	(4,250)

Net income (loss), pro forma	$1,180	$(4,369)	$ 665	$ (9,465)

Basic net income (loss) per share, as reported	$0.12	$(0.15)	$ 0.17	$ (0.36)

Basic net income (loss) per share, pro forma	$0.07	$(0.28)	$ 0.04	$ (0.60)

Diluted net income (loss) per share, as reported	$0.12	$(0.15)	$ 0.17	$ (0.36)

Diluted net income (loss) per share, pro forma	$0.07	$(0.28)	$ 0.04	$ (0.60)

The weighted average fair value of options granted during the second quarter 2003 and the second quarter 2002 was $3.10 and $7.74, respectively. Such fair values of each option grant were estimated on the date of grant using the multiple options method of the Black-Scholes pricing model with the following weighted-average assumptions used for grants made in second quarter 2003 and second quarter 2002: risk-free interest rates are 2.66% in 2003 and 4.19% in 2002; expected volatility is 110% in 2003 and 100% in 2002; expected lives in 2003 and 2002 are 12 to 18 months beyond each incremental vesting period (total life of 2 to 5.5 years, depending on each grant’s individual vesting schedule). No dividends are assumed for any plan in any year.

The fair value of the stock purchases made under the employee stock purchase program was determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate is 2.66%; expected volatility is 110%; expected life is 6 months. No dividends are assumed.

In January 2003, the FASB issued FASB Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any controlling financial interest in any variable interest entities as of June 30, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation (or right) of the issuer. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. We do not have any financial instruments with characteristics of both liabilities and equity as of June 30, 2003. We will adopt the provisions of FAS 150 during the third quarter of 2003 and do not expect the adoption to have a material effect on our financial position or results of operations.

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

As of June 30, 2003, other intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Acquired technology	$20,881	$(13,374)	$7,507
Customer lists	1,552	(1,202)	350
Customer contracts	1,480	(1,168)	312
Non-compete agreements	1,212	(1,212)	—

Total	$25,125	$(16,956)	$8,169

The estimated future amortization expense of other intangible assets as of June 30, 2003 is as follows (in thousands):

2003 (remaining six months)	$1,594
2004	3,161
2005	2,943
2006	471

Total	$8,169

3.    RESTRUCTURING EXPENSES

During the fourth quarter of 2001, under the leadership of our new management, we restructured our operations, which included the realignment and the elimination of certain of our products and services, the elimination of full-time positions and the consolidation of real estate. As a result, we recorded restructuring expenses of $12.0 million during the quarter ended December 31, 2001, comprised of severance of $2.0 million for 69 involuntary terminations throughout QRS and facilities closure expense of $10.0 million.

Restructuring liability activity from December 31, 2002 to June 30, 2003 was as follows (in thousands):

	Liability as of December 31, 2002	Cash Payments	Liability as of June 30, 2003
Severance (included in Accrued compensation)	$589	$(434)	$155
Facilities closure	9,103	(1,415)	7,688

Total	$9,692	$(1,849)	$7,843

Based on our sublease assumptions described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and actual subleases in effect on other properties, $3.8 million of the total facilities closure liability of $7.7 million has been classified as a current liability and the remaining $3.9 million has been classified as non-current.

As our development plans and product strategy developed in the first half of this year, we began a project to review our overall cost structure. Our objective was to improve operational efficiency and support our growth strategy.

On August 12, 2003, we announced a restructuring plan that resulted from the completion of this review. We will centralize substantially all of our service and product development team to our corporate headquarters in Richmond, California. This realignment of resources and further rationalization of our real estate portfolio will help us deliver higher quality products to our customers more quickly and at a lower cost. In addition, we will streamline our operations in other areas, primarily our general and administrative functions, by reducing headcount and the use of external consultants.

As a result of this plan, we anticipate vacating our Wakefield, Massachusetts facility by September 30, 2003. We expect to record a restructuring charge of up to $2 million, consisting of costs related to closing and consolidating excess office space, termination of employees located primarily in Wakefield, Massachusetts and the abandonment and write-off of certain equipment, furniture and leasehold improvements. In addition, this restructuring charge will include costs associated with the termination of employees from other areas, primarily our general and administrative functions.

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

The following is a summary of the calculation of the number of shares used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Shares used to compute basic earnings (loss) per share	15,829,123	15,704,150	15,815,265	15,666,503
Add: effect of dilutive securities	56,086	—	42,676	—

Shares used to compute diluted earnings (loss) per share	15,885,209	15,704,150	15,857,941	15,666,503

Additionally, total potentially dilutive shares for the three-month periods ended June 30, 2003 and 2002 of 3,304,055 and 3,613,522, respectively, and 3,301,976 and 3,630,853 for the six-month periods ended June 30, 2003 and 2002, respectively, have been excluded since their inclusion in the calculation would have been anti-dilutive either due to the loss for the period or because the options’ exercise prices exceed the fair market value of the stock.

5.    INCOME TAXES

        We recorded $0.05 million income tax expense for the six months ended June 30, 2003 and a $1.0 million income tax benefit for the six months ended June 30, 2002. The recorded tax expense for the six-month period ended June 30, 2003 represents various state and foreign tax obligations. We did not incur any current federal tax expense during the six-month period ended June 30, 2003 primarily because of the effect of temporary differences arising from the deduction of capitalized service and product development costs for tax purposes, which will not require us to pay any Federal income taxes for 2003, but which will result in a deferred tax liability. The deferred tax liability is offset by our unrecognized deferred tax asset. A valuation allowance has been placed against the remainder of our deferred tax asset. The recorded tax benefit for the six months ended June 30, 2002 reflects a one-time tax refund, which resulted from new tax law changes that extended the net tax operating loss carryback period from two to five years and eliminated the limitation on utilization of net operating losses against alternative minimum taxable income.

6.    COMMON STOCK, RESTRICTED COMMON STOCK, TREASURY STOCK AND STOCK OPTIONS

At June 30, 2003, there were 16,077,613 shares of our common stock issued of which 15,844,267 were outstanding.

Restricted Stock

On December 19, 2000, the Compensation Committee of our Board of Directors approved the implementation of a restricted share award program pursuant to the stock issuance provisions of the 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”). Under the terms of the program, each officer (from Vice President level and above) was given the opportunity to surrender his or her outstanding options under the 1993 Plan with an exercise price of $15.00 or more per share in return for a restricted share award at an exchange ratio of three option shares surrendered for every one share of common stock awarded under the restricted share program. When the restricted share awards were made under the program on January 3, 2001 (“2001 Program”), the fair market value of our common stock was $13.69 per share. The executive officers surrendered options covering a total of 875,126 shares of our common stock with a weighted average exercise price of $41.88 per share in return for an aggregate of 286,875 shares of our common stock subject to vesting. The restricted shares subject to each such award have been and will be issued in a series of six successive equal semi-annual installments on the individuals’ completion of each successful six months of continued employment with us. The shares are fully vested on their issuance, and at June 30, 2003, we had issued 170,340 shares of our common stock under the program.

The fair value of the 286,875 shares awarded was $3.9 million based on the market price of our common stock, which was $13.69 per share at January 3, 2001, and has been included in the financial statements as deferred compensation, and is being amortized ratably over the remaining vesting period.

The following table shows the activity under the 2001 Program:

Number of Shares
Balance at December 31, 2002	11,174
Vested and distributed	(4,582)
Canceled	(2,002)

Balance at June 30, 2003	4,590

On March 18, 2003, we granted 40,000 restricted share rights to two executives under the provisions of the 1993 Plan. One executive was granted 25,000 restricted share rights, all of which will vest on January 1, 2006 and become issuable as long as the executive remains employed by us through that date. The other executive was granted 15,000 restricted share rights, all of which will vest on March 18, 2006 and become issuable as long as the executive remains employed by us through that date.

The fair value of the 40,000 restricted share rights granted was $0.2 million based on the market price of our common stock, which was $5.25 per share at March 18, 2003, and has been included in the financial statements as deferred compensation, and is being amortized ratably over the remaining vesting period.

Restricted stock-based compensation expense recognized during the three months ended June 30, 2003 and 2002 was $0.05 million and $0.1 million, respectively. Restricted stock-based compensation expense recognized during the six months ended June 30, 2003 and 2002 was $0.07 million and $0.4 million, respectively.

Treasury Stock

During the quarter ended June 30, 2003, we repurchased 2,246 shares of our common stock for $0.01 million in connection with the termination of an employee. These shares have been included in Treasury Stock as of June 30, 2003.

Stock Option Plans

The following table shows the activity under our stock options plans:

	Number of Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2001 (1,786,246 exercisable at $27.99 weighted average price per share)	812,411	3,212,884	$24.33
Authorized	750,000	—	—
Granted	(1,547,500)	1,547,500	10.47
Exercised	—	(70,556)	8.62
Canceled	1,756,941	(1,756,941)	28.77
Expired	(104,653)	—	11.12

Balance at December 31, 2002 (1,273,850 exercisable at $18.51 weighted average price per share)	1,667,199	2,932,887	14.67
Granted	(649,240)	649,240	4.79
Exercised	—	(630)	3.07
Canceled	417,591	(417,591)	12.97
Restricted stock	(40,000)	—	—
Restricted stock canceled	111,946	—	—
Expired	(19,463)	—	27.68

Balance at June 30, 2003 (1,304,445 exercisable at $18.53 weighted average price per share)	1,488,033	3,163,906	$12.87

The activity during the six-month period ended June 30, 2003 reflects the effect of new option grants and options that were canceled when former employees elected not to exercise their options within the specified exercise period as provided in our stock option plans.

7.    COMMITMENTS AND CONTINGENCIES

We use IBM Information Exchange as the Value Added Network (VAN) over which we provide customers with some of our QRS Exchange™ products and services, such as Data Exchange, QRS Web Forms™ and QRS Managed EC™. We depend on IBM Information Exchange for a substantial part of our revenues.

In July 2002, we entered into a new three-year agreement with IBM effective July 1, 2002 and ending June 30, 2005. The new agreement replaces and supersedes a previous agreement with IBM that would have expired on December 31, 2002. Pursuant to the new IBM contract, we pay fees to IBM based on the amount of our use of its network and other specified services subject to minimum payments set forth in the agreement, which we have met to date. Under this contract we also offer a real-time Internet Protocol (IP)-based transaction network product, Internet Transaction Exchange (ITX), through the use of IBM’s Business Exchange Services (BES), formerly Internet Data and Document Exchange (IDDX). We have committed to purchase specified minimum annual amounts of the BES service beginning in 2003. The new agreement allows us to purchase additional services beyond IBM Information Exchange and the BES services at a discounted rate, with no volume commitments or penalties.

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

We have established three irrevocable letters of credit with Wells Fargo Bank, N.A. as security for real property leases in the amounts of $0.6 million, $0.4 million and $0.2 million. These letters of credit remained outstanding as of June 30, 2003 and are collateralized by three certificates of deposit, which have been included in Other Assets in the Condensed Consolidated Balance Sheets.

We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with some of our facility leases, we have indemnified the lessors for certain claims that could arise from our use of the facility. In connection with some of our vendor and partner agreements, we have indemnified the vendors and partners for certain claims that could arise from these agreements. Pursuant to our Bylaws and indemnification agreements with each of our directors and executive officers, we are obligated to indemnify each of them against expenses and losses incurred for claims brought against them by reason of being a director or executive officer of the Company. The majority of guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in the accompanying Condensed Consolidated Balance Sheets.

Under the terms of our Enterprise Software Applications license agreements with our customers, we agree that in the event the software sold infringes upon any patent, copyright, trademark or any other proprietary right of a third party, we will indemnify our customer and licensees against any loss, expense or liability from any damages that may be awarded against its customer. In the event our customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license in a commercially feasible manner so that it no longer infringes, we may terminate the license and provide our customer a pro-rata refund of the fees paid by our customer for the infringing license or service. The licensing agreements typically do not stipulate a maximum liability that can be incurred under the indemnification. As we are not aware of any pending or threatened infringement actions that are probable losses, no liability associated with this indemnification has been recorded.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following information should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Item 1 of this report and the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2003.

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

QRS Corporation provides collaborative commerce solutions for the global retail trading community. Our products and services help thousands of retailers, marketers/manufacturers, suppliers, vendors, wholesalers and distributors from a variety of retail segments to connect electronically, transact business, collaborate on processes and decisions, and differentiate their brands in the global marketplace. Our solutions help our customers:

•	Accelerate the speed of doing business

•	Identify and resolve problems across trading communities in real time

•	Bring products to market more profitably

We market our products and services in three Solutions Groups: Software Applications, Trading Community Management and Global Services. The following chart shows our current product set within each Solutions Group:

Software Applications	Trading Community Management	Global Services
QRS Catalogue™	QRS Exchange™	QRS Retail Intelligence ServicesSM
QRS Sourcing™		QRS Professional ServicesSM
QRS Insight QRS Merchandising™		QRS Product Support and Maintenance
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

Since the beginning of 2002, we executed on and completed the first phase of our long-term strategy to become the market leader in collaborative commerce solutions for the global retail trading community. In this turnaround phase, we rationalized our product and real estate portfolios; returned the Company to profitability; improved our overall organizational effectiveness with a particular focus on sales, marketing and development; and stabilized our revenues. We also strengthened our existing customer relationships and added leading retail industry names to our strong customer list.

We are now entering the second phase of our long-term strategy, which is focused on revenue growth. Our growth strategy is three-fold: 1) deepen our relationships within our traditional customer base, 2) expand our presence in new retail segments, in Europe and with additional trading partners, and 3) introduce new solutions that deliver value to our customers by helping them better differentiate their companies in the marketplace.

Deepening Our Relationships Within Our Traditional Customer Base

Our products and services address real business issues with solutions that quickly deliver benefits to our customers. In the current challenging economic and market environment, this is especially important. During the second quarter of 2003, we continued to win business with our existing customers, including many leading retail companies in our traditional base of general merchandise and apparel customers.

We believe we can further grow our business with existing customers by helping them automate more transactions with their trading partners. To this end, we will continue to augment our existing solutions with support for evolving industry standards. Today, we support a breadth of offerings including data exchange for EDI and eXtensible Markup Language (XML), over both VANs and the Internet.

Expanding Our Presence In New Retail Segments, in Europe And With Additional Trading Partners

Our second area of focus is to expand our trading community. During the second quarter, we continued to win business in retail segments beyond general merchandise and apparel such as consumer packaged goods, sporting goods, grocery, consumer electronics, and health and beauty. To aid our expansion in new retail segments, we actively participate in and support industry initiatives and standards. To this end, we formed an alliance with UCCnet in the fourth quarter 2002 and achieved UCCnet Communications Certification in the second quarter 2003, making us a certified and preferred partner to UCCnet’s GLOBALregistry. As part of this certification, QRS demonstrated that it can exchange UCCnet-compliant XML messages via an AS2 connection. This capability is a valuable enhancement to the many data formats and communication protocols currently supported by the QRS Catalogue™, and it is an important step towards helping our manufacturing customers comply with Wal-Mart’s requirements. QRS continues to work with UCCnet for further certifications.

We continue to invest in our European sales and operations to increase our share of the supply chain technology market in the region. We believe that the United Kingdom, France and Germany markets are ready to begin adopting comprehensive data synchronization solutions. Retail companies in this region are recognizing that inaccurate product information within their supply chain applications can negatively impact retail sales. European standards are being developed, facilitating inter-company and international communication. We also anticipate demand for supply chain management and visibility solutions in the region. In the second quarter 2003, Woolworth Germany, a major European retailer, signed an agreement with us to license QRS Sourcing™ to manage and track products from concept creation to final delivery. We may pursue additional strategic relationships to help advance our efforts in the European market while leveraging our experience in North American general merchandise and apparel.

We have historically focused primarily on supporting the trading relationships between vendors and retailers. We are now looking for opportunities to sell our products and services to the communities of tens of thousands of service providers, manufacturers, suppliers and distributors serving those vendors and retailers.

Introducing New Solutions That Deliver Value To Our Customers

We believe that we are well positioned to leverage and augment our strength in helping companies connect, transact, collaborate and differentiate themselves. Our product strategy includes introducing new products or service offerings that will help our customers continue to work together and collaborate so that they can improve the performance of their supply chains. To that end, in the second quarter and again early in the third quarter, QRS launched two new releases of QRS Sourcing™, the apparel industry’s leading enterprise application that supports private label sourcing. QRS Sourcing™ now offers enhanced configurability, streamlined order processing for our customers, and additional web functionality.

The Company also launched a new version of the QRS Catalogue™ in the second quarter, which features an expanded attribute set to better support retail sectors beyond the traditional general merchandise and apparel area – including hardlines and grocery. Additionally, the new release includes support for the global trade identification number, or “GTIN,” the new global industry standard for identifying retail products. This is in addition to the UCCnet GLOBALregistry Communications Certification described earlier. These enhancements, among others, help QRS to deliver data synchronization to our traditional customer base as well as the European market and adjacent retail segments.

A key strategy for QRS is to grow our business through the introduction of new collaborative applications. Two products are in development now for introduction in the first half of 2004: an intelligent transaction management solution, and a product information management (PIM) solution.

The intelligent transaction management solution builds on the messaging and e-commerce leadership of our QRS Exchange™ suite. Thousands of customers depend on QRS Exchange™ daily to conduct mission-critical transactions across their trading community. Yet the current technology—though highly reliable—is not nearly as flexible or dynamic as it needs to be.

We are building an intelligent transaction management tool that will enable us to add data translation, actionable intelligence and visibility to the transactions our customers conduct across our network. Our customers tell us that they highly value these services. Our intelligent transaction manager is under development internally, and we will have an internal prototype available by the end of the year. We expect to launch the full solution to the market in the first half of 2004.

In parallel with the development of our intelligent transaction manager, QRS is committed to a second major new product initiative in the PIM space. With the established strength of QRS Catalogue™, which consistently synchronizes product information between companies, we believe QRS is uniquely positioned to provide consistent product data within a company. Our PIM solution will address the critical business issue of data quality and management within an enterprise. This solution is a compelling complement to the problems that QRS currently solves with QRS Catalogue™. The synergy between QRS Catalogue™ between enterprises and PIM within enterprises is unique to QRS in the retail industry. Our PIM solution will be offered as an enterprise software application, and we currently plan to launch it in the first half of 2004.

Our new collaborative applications will leverage our collaborative commerce platform, an innovative, open architecture platform of shared services that can be reused across our applications such as security, translation, and business rules. We expect to complete and have ready for internal use the first version of our collaborative commerce platform in the first half of 2004. We believe this platform will enable us to more quickly develop collaborative applications that address our customers’ specific business problems at a lower cost and with higher quality.

We continue to actively evaluate potential partners for solutions that complement our existing offerings, have applicability to the retail market and meet our technology criteria. We are assessing products that we can quickly bring to market either through a co-sell, OEM or other partnering relationship. We are also evaluating opportunities to accelerate development of our new collaborative applications, through alliances, licensing and strategic acquisitions.

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

We derive our revenue from three principal sources:

1)    Software Applications: Software Applications revenues represented 27% of our revenues in the first six months of 2003. Revenues consist primarily of fees charged for QRS Catalogue™, a hosted application.

Revenues for QRS Catalogue™ are recognized in the month that the services are performed based on fixed or determinable prices identified in a standard license agreement. We assess collectibility based on a number of factors, including past transaction history and credit worthiness.

Revenues for Enterprise Software Applications are recognized in accordance with Statement of Position (SOP) 97-2. When services are an integral element of the contract, we recognize the software license fees over the service period, or as the services are delivered. When the professional services are deemed to result in significant production, customization or modification of the software, both license and services revenue are recognized using contract accounting, primarily the percentage-of-completion method.

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

From time to time, customers may request that we amend certain terms of our standard agreement. When we negotiate a software license contract that differs from our standard software license agreement, we may have to defer recognition of revenue from our Enterprise Software Applications if factors such as the following exist:

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

Our contracts may contain multiple elements including non-essential services, training, consulting or customer support services. In cases where vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the residual method prescribed by SOP 98-9. This means that we defer revenue equivalent to the fair value of the undelivered elements until the elements are delivered to the customer. Fair values for the ongoing support obligations are based on separate sales of support renewals sold to customers or on renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based on the value of stand-alone sales of these services to customers. To the extent that we do not have vendor-specific objective evidence for undelivered contract elements, revenue is deferred until the undelivered elements are delivered to the customer.

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

If an arrangement includes an acceptance provision, acceptance occurs on the earlier of receipt of a written customer acceptance or expiration of the acceptance period, and revenue is not recognized until the time of acceptance.

We recognize revenues for our products and services on a gross basis when we are the primary obligor in the arrangement, have latitude in establishing price and maintain credit risk. Revenues are recognized on a net basis when any of those criteria are not met.

2)    Trading Community Management: Trading Community Management revenues represented 54% of our revenues in the first six months of 2003. Revenues consist primarily of fees charged for the transmission of standard business documents measured in kilocharacters (KCs) over IBM Information Exchange, monthly fees for leased line connections and service fees to convert documents from paper into electronic format. Revenues are recognized in the month that the services are performed.

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

3)    Global Services: Global Services revenues represented 19% of our revenues in the first six months of 2003. Global Services revenues consist of QRS Retail Intelligence ServicesSM, QRS Professional ServicesSM and software application customer support and maintenance.

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

Service and product development costs, identifiable intangible assets and goodwill

We account for costs incurred to develop our computer software for internal use in accordance with AICPA SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As required by SOP 98-1, we capitalize the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Capitalized development costs are amortized over various periods up to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors including, but not limited to, technological and economic feasibility and estimated economic life. For the quarters ended June 30, 2003 and June 30, 2002, we capitalized service and product development costs of $1.4 million and $0.5 million, respectively, bringing the total net capitalized service and product development costs balance to $4.5 million as of June 30, 2003.

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

In performing our review for recoverability of identifiable intangible and long-lived assets, we estimate the future cash flows expected to result from the use and eventual disposition of those assets. When we estimate the future cash flows from those assets, we use our judgment to determine the assumptions underlying the estimates. To determine revenue estimates, we assess the future market potential for our products and our expected product market share. Additionally, we make judgments about our future operating costs, interest rates and our cost of capital as well as the economic life of the assets. Our judgments are based on the Company’s experience as well as consultation with external advisors. If the actual results differ from those estimates, the carrying amount of certain assets may not be recoverable. Net intangible assets, goodwill and capitalized service and product development costs amounted to $13.8 million as of June 30, 2003.

Additionally, at least once per year we perform a review of the potential impairment of goodwill. In performing our review of the recoverability of goodwill, we compare the net book value of the Company to its market capitalization after considering any impairment to identifiable intangibles and long-lived assets. Goodwill amounted to $1.1 million as of June 30, 2003.

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

We must make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. We analyze accounts receivable balances, historical bad debt trends, current economic conditions, and specific customer experience when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2003 and December 31, 2002, our allowance for doubtful accounts balance was $1.3 million and $1.6 million, respectively.

The calculation of the estimated sublease loss reserve for vacated facilities requires that we make estimates of potential future sublease income. We analyze current market conditions for real estate with the assistance of reputable commercial real estate brokers. However, future actual sublease income may materially differ from estimated amounts as a result of the timing of obtaining a sublease tenant and the amount of the sublease income. As of June 30, 2003, we had one vacated facility near our corporate headquarters in Richmond, California that was not yet subleased. Our sublease loss accrual is based on our assumption that we will sublease this facility by January 2004. For each month beyond January 2004 during which the property is not subleased, the Company would incur an additional $0.1 million of rental expense and $0.04 million of operating costs. The estimated sublease income included in the calculation of our sublease loss accrual is approximately 63% of the lease rate. If this facility were to be subleased at 50% of the leased rate, we would incur an additional $0.2 million in expense annually over the life of the lease.

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

Income taxes

We account for income taxes using the asset and liability method under SFAS No. 109, “Accounting for Income Taxes.” This involves estimating current tax expense and temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We establish a valuation allowance for deferred tax assets when we are unable to conclude that it is more likely than not that these assets will be realized. We use our judgment to determine the amount of the income tax provision and any valuation allowance to be recorded against the deferred tax assets. We evaluate the probability of realizing the deferred tax assets on a quarterly basis. If we determine that a portion or all of the deferred tax assets are realizable, then the valuation allowance will be reduced accordingly resulting in a deferred tax benefit to be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the measurement, timing of recognition and reporting of costs associated with exit or disposal activities and restructuring activities. FAS 146 requires that a liability for costs associated with exit or restructuring activities be recognized only when the liability is incurred and not at the time that a company formally approves and commits to an exit plan as set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the Statement had no material effect on our financial position or results of operations. There were no such exit or disposal activities initiated during the six-month period ended June 30, 2003.

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

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Therefore, we will adopt the provisions of EITF No. 00-21 during the third quarter of 2003, and we do not expect the adoption to have a material effect on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 (FAS 148), “Accounting for Stock-Based Compensation Costs-Transition and Disclosure.” This statement amends SFAS No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity’s accounting policy with respect to stock-based compensation. We account for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and have adopted the disclosure-only alternative of FAS 123. We adopted the disclosure provisions of FAS 148 in December 2002 (See Note 1 to the Condensed Consolidated Financial Statements).

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any controlling financial interest in any variable interest entities as of June 30, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

In May, 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation (or right) of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. We do not have any financial instruments with characteristics of both liabilities and equity as of June 30, 2003. We will adopt the provisions of FAS 150 during the third quarter of 2003 and do not expect the adoption to have a material effect on our financial position or results of operations.

Employee Headcount

The following table sets forth the employee headcount information at June 30, 2003 and 2002:

	June 30,
	2003	2002
Full-time headcount:
Customer support, operations and services included in cost of revenues	242	264
Sales and marketing	92	103
Service and product development	116	94
General and administrative	76	68

Total full-time headcount	526	529

The increase in our service and product development headcount reflects our technology investment in our collaborative commerce platform and additional collaborative applications. The increase in general and administrative full-time headcount reflects the transition of certain previously outsourced general and administrative functions in-house. We expect that as a result of our third quarter restructuring plans that total headcount will decline in the third quarter and generally begin to increase as we continue to hire, primarily in our service and product development area.

At June 30, 2002, we had 326 full-time equivalents of part-time QRS Retail Intelligence ServicesSM employees whose costs were included in cost of revenues. During October 2002, we outsourced essentially all of our QRS Retail Intelligence ServicesSM part-time workforce to a third-party provider. These outsourcing costs are included in cost of revenues. In addition, at June 30, 2003 and 2002, we employed 12 and 10 part-time employees, respectively, across the company.

Revenues and Gross Margins

The following table sets forth the revenues, cost of revenues, gross profit and gross margins for our three Solutions Groups for the three and six months ended June 30, 2003 and 2002 (amounts in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2003	2002	$	%	2003	2002	$	%
Software Applications:
Revenues	$8,329	$9,296	$(967)	(10)%	$16,470	$18,750	$(2,280)	(12)%
Cost of revenues	2,157	3,332	(1,175)	(35)%	4,444	6,449	(2,005)	(31)%

Gross profit	6,172	5,964	208	3%	12,026	12,301	(275)	(2)%
Gross margin	74%	64%			73%	66%
Percentage of total revenues	27%	27%			27%	27%
Trading Community Management:
Revenues	16,336	18,291	(1,955)	(11)%	33,002	37,380	(4,378)	(12)%
Cost of revenues	8,050	9,676	(1,626)	(17)%	16,107	19,671	(3,564)	(18)%

Gross profit	8,286	8,615	(329)	(4)%	16,895	17,709	(814)	(5)%
Gross margin	51%	47%			51%	47%
Percentage of total revenues	53%	52%			54%	53%

Global Services:
Revenues	5,905	7,496	(1,591)	(21)%	11,901	14,403	(2,502)	(17)%
Cost of revenues	5,178	6,384	(1,206)	(19)%	10,489	12,851	(2,362)	(18)%

Gross profit	727	1,112	(385)	(35)%	1,412	1,552	(140)	(9)%
Gross margin	12%	15%			12%	11%
Percentage of total revenues	19%	21%			19%	20%

Total:
Revenues	30,570	35,083	(4,513)	(13)%	61,373	70,533	(9,160)	(13)%
Cost of revenues	15,385	19,392	(4,007)	(21)%	31,040	38,971	(7,931)	(20)%

Gross profit	$15,185	$15,691	$(506)	(3)%	$30,333	$31,562	$(1,229)	(4)%

Gross margin	50%	45%			49%	45%

Overview

During the reporting periods, we improved gross margins despite declining revenues through a strong focus on cost containment and operational efficiencies.

We improved overall gross margins from the mid-forties for the reporting periods last year to the high-forties and 50% for the reporting periods this year, despite the external challenges that persisted throughout the reporting periods. The year-over-year improvement in gross margins was driven by our focus on operational improvement and cost controls, including the impact of reduced headcount included in cost of revenues and of the early renewal, in July 2002, of our network-reseller agreement with IBM. Based on our first half results, we expect overall gross margins to remain in the upper forties to 50% range during the remainder of 2003.

The improvements in gross margin occurred despite a downward trend in total revenues since the beginning of 2002. The decline in revenues during this period is primarily due to the following factors: the difficult economic and competitive environment and our discontinuation of several unprofitable software products in mid-2002. The challenging economic environment contributed to a lack of new Enterprise Software Application sales during most of the period which resulted in a decline in our QRS Professional ServicesSM revenues. In addition to the economic pressures, competitive pressures caused us to reduce the unit pricing in our Trading Community Management products throughout the period, and the Company expects that these external factors will continue.

Revenues for second quarter 2003 (ended June 30, 2003), which totaled $30.6 million, stabilized near the $30.8 million level reported for the first quarter 2003 (ended March 31, 2003). During the second quarter 2003, we won business across the retail industry in segments such as general merchandise and apparel, consumer packaged goods, sporting goods, grocery, consumer electronics and health and beauty segments.

The sequential stabilization of our revenues represents the final milestone in the turnaround phase of our long term strategy. During this turnaround phase, we reported four sequential quarters of profitability, substantially rationalized our product and real estate portfolios, and stabilized our revenues. We now turn our focus to the revenue growth that will characterize the growth phase of our long term strategy. While there remain many external economic and competitive challenges, our revenues have stabilized, and we now expect to see a slight sequential improvement in total revenue in the third quarter.

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

The following table sets forth the revenues, cost of revenues, gross profit (loss) and gross margins (loss) for our Software Application categories for the three- and six-month periods ended June 30, 2003 and 2002 (dollar amounts in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2003	2002	$	%	2003	2002	$	%
QRS Catalogue™:
Revenues	$8,171	$8,654	$(483)	(6)%	$16,280	$17,055	$(775)	(5)%
Cost of revenues	1,865	1,815	50	3%	3,844	3,570	274	8%

Gross profit	6,306	6,839	(533)	(8)%	12,436	13,485	(1,049)	(8)%
Gross margin	77%	79%			76%	79%

Enterprise Software Applications:
Revenues	156	102	54	53%	179	471	(292)	(62)%
Cost of revenues	263	259	4	2%	523	259	264	102%

Gross profit (loss)	(107)	(157)	50	(32)%	(344)	212	(556)	(262)%
Gross margin (loss)	(69)%	(154)%			(192)%	45%

Other Hosted Software Applications:
Revenues	2	540	(538)	(100)%	11	1,224	(1,213)	(99)%
Cost of revenues	29	1,258	(1,229)	(98)%	77	2,620	(2,543)	(97)%

Gross profit (loss)	(27)	(718)	691	(96)%	(66)	(1,396)	1,330	(95)%
Gross margin (loss)	(1,350)%	(133)%			(600)%	(114)%

Total Software Applications:
Revenues	8,329	9,296	(967)	(10)%	16,470	18,750	(2,280)	(12)%
Cost of revenues	2,157	3,332	(1,175)	(35)%	4,444	6,449	(2,005)	(31)%

Gross profit	$6,172	$5,964	$208	3%	$12,026	$12,301	$(275)	(2)%

Gross margin	74%	64%			73%	66%

Software Applications gross margins, as a percent of revenues, improved from the mid-sixties for the three- and six-month periods ended June 30, 2002 to the low- to mid-seventies in the comparable periods for 2003. We improved our Software Applications gross margins primarily due to the cost savings realized from the discontinuation of several unprofitable software products in mid-2002. These improvements more than offset the decline in QRS Catalogue™ margins which were primarily due to a loss of revenues due to the consolidation of certain retail divisions of a large customer. Software Applications gross margins improved slightly from 72% in the first quarter 2003 to 74% in the second quarter 2003 primarily due to additional Enterprise Software Applications revenues.

Software Applications Solutions Group revenues for the three- and six-month periods ended June 30, 2003 are down 10% and 12% from the comparable periods in the prior year, respectively. The decline in revenues for both periods was caused primarily by the discontinuation of several unprofitable software products in mid-2002 for which revenues totaled $0.5 million and $1.2 million for the three- and six-month periods ended June 30, 2002, respectively. QRS Catalogue™ revenues were also negatively impacted by the consolidation of certain divisions of a large retail customer. Software Applications revenues for the second quarter 2003 were up slightly from the first quarter 2003 results, supported by the recognition of the initial revenue associated with the sale of QRS Sourcing™ to Woolworth Germany and by sequential growth in QRS Catalogue™.

        As indicated in the table above, our QRS Catalogue™ product represented nearly all of the revenues in the Software Applications Solutions Group in the second quarter 2003. QRS Catalogue™ revenues consist of fees charged for the transmission of Uniform Product Code (UPC) records to and from vendors and retailers and of monthly fees for trading partnerships established between vendors and retailers.

The year-over-year change in QRS Catalogue™ revenues for both the three- and six-month periods is primarily attributable to the consolidation of certain retail divisions of a large customer, May Company, which resulted in lower usage of the QRS Catalogue™ by May Company-related trading partners, offset in part by an increase in the number of non-May Company-related trading partnerships. This consolidation has reduced the number of May Company-related trading partnerships, which, under the current pricing structure, reduced current and expected future QRS Catalogue™ revenues associated with this customer. We expect that retailers will continue to reorganize their operations in attempts to improve operating efficiencies. To the extent that such reorganizations reduce the number of their retail operations, the number of our trading partnerships could also be reduced, which, under our present pricing structure, would reduce revenues in future periods. The sequential increase in QRS Catalogue™ revenues from $8.1 million in the first quarter 2003 to $8.2 million in the second quarter 2003 was driven by an increase in the number of trading partnerships.

To date, essentially all QRS Catalogue™ revenues have been derived from North American general merchandise and apparel customers, and we expect this to continue throughout the remainder of 2003. Our European sales team began focusing on sales of QRS Catalogue™ this year, and we are currently implementing a QRS Catalogue™ trading community enablement program with Selfridges, plc, one of the top department store groups in Europe.

Cost of revenues for QRS Catalogue™ consists primarily of customer and technical support personnel, allocated costs of our data center and purchased network services to transmit catalogue data to and from our data center. QRS Catalogue™ gross margins of 77% and 76% for the three- and six-month periods ended June 30, 2003 are down from the 79% for both periods in 2002. These year-over-year changes in gross margins were due to the change in revenue, an increase in data center costs allocated to the QRS Catalogue™ concurrent with the phase-out of certain Other Hosted Applications in mid-2002, and the costs associated with the opening of a customer support center in Europe. The impact of these items was partially offset by the effect of reductions in headcount costs for our U.S.-based customer support team. QRS Catalogue™ gross margins for the second quarter 2003 of 77% were in line with the previous quarter’s margin of 76%.

Enterprise Software Applications revenues were $0.2 million for the three- and six-month periods ended June 30, 2003, compared to $0.1 million and $0.5 million for the comparable periods in 2002. Sequentially, Enterprise Software Applications revenues are up from nearly zero in the first quarter 2003 to $0.2 million in the second quarter 2003. While the magnitude of this revenue stream reflects an economic environment in which companies are hesitant to make large information technology purchases, the increasing sequential trend reflects the initial portion of license revenue recorded as a result of the second quarter 2003 sale of QRS Sourcing™ to Woolworth Germany, a major European retailer. Our 2002 revenues reflected additional sales to pre-existing customers.

Our QRS Sourcing™ software application is designed to enable customers to improve their collaborative sourcing and supply capabilities, financial order management, international logistics and customs management, and collaborative merchandising efforts. We typically provide substantial services to assist our customers with their implementation of our QRS Sourcing™ application through our QRS Professional ServicesSM team. As a result, we recognize the license fee and the associated service fees over the implementation period as the professional services are provided. As a result, the majority of the QRS Sourcing™ revenues associated with Woolworth Germany will be recognized in the third and fourth quarters of 2003.

We are cautiously optimistic about our QRS Sourcing™ prospects based on the strength of our sales pipeline, and we intend to continue investing in QRS Sourcing™ to meet customer needs. We released upgrades to QRS Sourcing™ during both the first and second quarters of 2003, and we have several upgrades to the product scheduled from the third quarter into next year. We delivered the first of these upgrades in late July, furthering our web functionality and enhancing the configurability of the product.

Cost of revenues for Enterprise Software Applications increased from $0.3 million for the three- and six-month periods ended June 30, 2002 to $0.3 million and $0.5 million for the respective periods in 2003. Cost of revenues were flat from the first quarter 2003 to the second quarter 2003. Cost of revenues for the first and second quarters 2003 consisted of amortization costs related to the IBM CrossWorlds licenses purchased during the first quarter 2002. We entered into a licensing agreement with IBM CrossWorlds for the license of their enterprise applications integration tools to enable QRS’ retail industry customers to accelerate the implementation of QRS® solutions. We amortize the license fees to cost of revenues at the greater of the cost of licenses sold or pro-rated on a straight line basis over the two-year estimated life of the licenses. While we did not sell any licenses of IBM CrossWorlds software in 2002 or in 2003 to date, we seek to sell IBM CrossWorlds licenses together with Enterprise Software Applications and we believe, based on our current sales projections, that the $0.8 million asset associated with the IBM CrossWorlds software and the $7.5 million of intangible assets related to QRS Sourcing™ are fully recoverable. We continue to monitor these assets for potential impairment.

We recognized essentially no Other Hosted Software Applications revenues during 2003, down from $0.5 million and $1.2 million for the three- and six-month periods ended June 30, 2002. As previously announced, we discontinued Tradeweave Sales and Inventory Analysis and Tradeweave Logistics in mid-2002. Our QRS Showroom™ product enables vendors and private-label groups to create customized, targeted on-line merchandise presentations for their retail buyers. Users can perform a visual review of on-line merchandise via access to a standard Web browser. In the third quarter of 2001, we entered into a marketing relationship with MAGIC International, a subsidiary of Advanstar, Inc. and a leading organizer of tradeshows for the fashion and apparel industry, to establish an on-line trading community, “MAGIConline Powered by QRS.” This marketing agreement was renegotiated in the third quarter of 2002. To date, revenues for our QRS Showroom™ product have been insignificant.

Cost of revenues for Other Hosted Software Applications consists primarily of customer and technical support personnel and allocated costs of our data center. The decline in cost of revenues for Other Hosted Applications is primarily the result of our mid-2002 discontinuation of Tradeweave Sales and Inventory Analysis and Tradeweave Logistics, which reduced customer and technical support personnel costs for these hosted applications. Certain data center costs that were associated with the discontinued products and which remain fixed have been reallocated across the remaining products that utilize our internal data center, including QRS Catalogue™ and hosted products within our Trading Community Management Solutions Group.

Trading Community Management

The Trading Community Management Solutions Group includes the QRS Exchange™ products and services: Data Exchange, Internet Transaction Exchange, Enterprise Business Exchange, QRS Web Forms™, QRS Managed EC™, QRS Compliance Link™ and Access Services. These services encompass all broadly adopted communication options whereby our customers can electronically communicate using EDI over a VAN, EDI over the Internet, XML, AS2, phone, fax, paper, or a web form. This broad range of options helps our customers accommodate collaboration with trading partners of any size. Revenues consist primarily of fees charged for the transmission of standard business documents measured in kilocharacters (KCs) over the IBM VAN, monthly fees for leased line connections and service fees to convert documents from paper to electronic format. Revenues are recognized in the month that the services are performed.

Trading Community Management revenues were down 11% and 12% year-over-year for the three- and six-month periods ending June 30, 2003 and down 2% from the first to the second quarter 2003. The primary reason for the changes in revenue was a decline in revenues from Data Exchange as a result of continued competitive pricing pressures, impacting pricing for both new and existing customers. If in future periods we are required to reduce prices further, these reductions in our net revenue per kilocharacter will reduce our Trading Community Management revenues to the extent that pricing changes are not offset by increased unit volume or other factors. Second quarter 2003 Data Exchange volume was lower than first quarter 2003 levels, as expected due to seasonal factors, and higher than second quarter 2002 levels. The increase in our volumes over the past year to their current levels was due to the addition of new customers and growth in transaction volume by existing customers. The decline in Data Exchange revenue was somewhat offset by the implementation, in the last month of the quarter, of a minimum pricing structure for our low volume customers, bringing our price structure in line with existing industry practice.

Trading Community Management revenue also included a decline in our trading community enablement solutions that support smaller trading partners, such as our QRS Managed EC™ and QRS Web Forms™ offerings. These two products help small- and medium-sized businesses communicate by converting paper transactions to the electronic transmissions supported by their larger trading partners. Revenues for these two products totaled $2.8 million for the second quarter 2003, down $0.2 million from the first quarter 2003 and $0.3 million from the second quarter 2002.

Included in Trading Community Management revenues are revenues generated from services we provide to Kmart and its trading partners, which represented less than 5% of Trading Community Management revenues throughout the reporting periods. Kmart filed for Chapter XI bankruptcy protection in January 2002. In May 2003, Kmart emerged from its Chapter XI bankruptcy proceeding as a smaller company, and we continue to do business with Kmart and its trading partners, although on a smaller scale than before the bankruptcy.

Trading Community Management gross margins improved from 47% for the three- and six-month periods ended June 30, 2002 to 51% for the three- and six-month periods ended June 30, 2003. Second quarter 2003 gross margins of 51% were steady with first quarter gross margins of 52%. Despite the decline in Trading Community Management revenues, gross margins for this Solutions Group improved primarily because of savings from our 2002 amended network services agreement with IBM (See Note 7 to the Condensed Consolidated Financial Statements) and decreases in headcount costs for our customer services organization achieved from continuing efficiency improvements. These cost decreases were partially offset by increases in costs allocated from our data center. Additional Trading Community Management cost of revenue components include: customer support services, including QRS Managed EC™ personnel; allocated costs for our data center and other technical support personnel; and amortization of capitalized service and product development costs for technology used in our QRS Managed EC™ operations centers.

Global Services

The Global Services Solutions Group consists primarily of: QRS Retail Intelligence ServicesSM; QRS Professional ServicesSM, primarily services provided to help our customers with their implementations of our licensed software products; and software maintenance for our Enterprise Software Applications products, including post-contract support services.

Global Services revenues declined for the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002 due to a decline in our QRS Professional ServicesSM revenues caused by a lack of Enterprise Software Applications sales in previous periods and a decline in our QRS Retail Intelligence ServicesSM revenues associated with the bankruptcies of two major customers, Kmart and Fleming. Sequential revenues between the first and second quarters of 2003 of $6.0 million and $5.9 million, respectively, were relatively flat. Both QRS Professional ServicesSM and software maintenance revenues will continue to be dependent, to a large extent, on new sales of Enterprise Software Applications.

QRS Retail Intelligence ServicesSM revenues of $4.8 million for the second quarter 2003 were up $0.1 million, or 2%, from the first quarter 2003 and down $0.4 million, or 8%, from second quarter 2002 levels. Excluding the effects of the Kmart and Fleming bankruptcies, year-over-year quarterly revenues would have increased. In the second quarter of 2002, we elected to sell $1.9 million in outstanding pre-petition Kmart receivables to a third party for total cash proceeds of $0.6 million due to the uncertainty regarding the probability and timing of collection on our outstanding receivables from Kmart. Such proceeds, previously included in deferred revenue, were recognized as revenue during the second quarter of 2002.

Cost of revenues for Global Services consists primarily of payroll and outsourcing costs for data-collecting field personnel, software application consultants and technical support personnel for our Enterprise Software Applications. Global Services gross margins of 12% for the three and six months ended June 30, 2003 compare to 15% and 11% for the three- and six-month periods in the previous year. Excluding the effects of the Kmart receivable sale, gross margins improved for both the three- and six-month periods. Second quarter 2003 gross margins of 12% were relatively flat with the 11% reported in the first quarter 2003. Both the sequential and year-over-year changes in gross margin for this Solutions Group have been negatively impacted by the declining utilization of our QRS Professional ServicesSM. The combination of reducing the team size by more than half over the past four quarters and the sale of QRS Sourcing™ to Woolworth Germany has recently started to improve the team’s utilization.

Operating Expenses

The following table sets forth our operating expenses and the related percentages of our total revenues by sales and marketing, service and product development, and general and administrative expenses for the three and six months ended June 30, 2003 and 2002 (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	% of Revenues	2002	% of Revenues	2003	% of Revenues	2002	% of Revenues
Operating expenses:
Sales and marketing	$5,013	17%	$7,673	22%	$10,800	17%	$16,654	24%
Service and product development	3,161	10	4,031	12	6,158	10	7,911	11
General and administrative	4,370	14	5,664	16	9,142	15	12,182	17

Operating expenses before amortization of intangible assets expense	12,544		17,368		26,100		36,747
Amortization of other intangible assets	839	3	872	2	1,688	3	1,744	3

Total operating expenses	13,383	44%	$18,240	52%	27,788	45%	$38,491	55%

Overview

Operating expenses declined by 27% and 28% for the three- and six-month periods in 2003 when compared to the same periods in 2002, reflecting the results of our focus on cost controls, process improvements, and operational discipline. Sequentially, operating expenses declined $1.0 million, or 7%, from the first to the second quarter 2003. Our second quarter operating expenses reflect the recognition of approximately $0.5 million of operating expense benefits, primarily related to the favorable resolution of various tax related matters and other items. Due to the nature of these items, the majority of these operating expense benefits were reflected as a reduction of general and administrative expenses during the quarter. We expect total operating expenses in the third quarter 2003 to be in line with second quarter operating expenses excluding the second quarter operating expense benefits, before any potential restructuring charges described below.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs in our sales and marketing organizations as well as the costs of various marketing programs. At June 30, 2003, we sold our products and services to the global marketplace primarily through our direct field sales force and our telesales group. At June 30, 2003, we had 92 full-time employees in our sales and marketing groups, compared to 95 at the end of the first quarter 2003 and 103 at the end of the second quarter 2002. At June 30, 2003, we had 68 full-time employees in our sales organization, the majority of whom carry quota, comprised of 57 employees located in North America and 11 employees located in Europe, primarily in the United Kingdom.

Our sales and marketing expenses of $5.0 million and $10.8 million for the three- and six-month periods ended June 30, 2003, respectively, were down 35% from the same periods in the previous year, due primarily to declines in headcount and payroll related costs totaling $3.6 million for the six-month period, reductions in marketing costs of $1.2 million for the six-month period and reductions of bad debt expense of $0.5 million for the six-month period. Second quarter 2003 expenses of $5.0 million were down 13% from the first quarter 2003, due primarily to higher costs associated with marketing events in the first quarter.

Service and Product Development Expenses

Service and product development expenditures consist primarily of personnel, consulting and equipment costs related to research, development and enhancements of our Enterprise Software Applications and hosted software applications, our collaborative commerce platform and value-added applications, QRS Web Forms™ solution, and other software for internal use at our QRS Managed EC™ operations centers. A portion of these expenditures, including those associated with our investment in a collaborative commerce platform and additional collaborative applications, is capitalized as required by American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” which applies to hosted services such as this platform and our QRS Catalogue™. Another portion of these expenditures, including those associated with upgrades to our QRS Sourcing™ application, a licensed Enterprise Software Applications that is installed at our customer’s business, will be expensed under the provisions of FAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” At June 30, 2003, we had 116 full-time employees in our service and product development groups, compared to 122 at the end of the first quarter 2003 and 94 at the end of the second quarter 2002. During 2002 and 2003, we supplemented our internal development resources through several arrangements with outsourced development companies which were substantially completed by mid-year 2003.

During the second quarter, we maintained our level of investment in the development of our collaborative commerce platform and additional collaborative applications while simultaneously improving our existing products. During 2003 and part of 2004, we plan to continue utilizing internal resources to develop a new base technology platform that will help QRS more rapidly and efficiently deliver solutions that bring value to our customers. We intend to continue parallel development and enhancement efforts to our current products on their current technology platforms while building the new base platform. During the remainder of 2003, we have several releases planned related to QRS Sourcing™, QRS Catalogue™ and QRS Web Forms™.

Service and product development expenses of $3.2 million and $6.2 million for the three- and six-month periods ended June 30, 2003 were down from the $4.0 million and $7.9 million for the same periods in the prior year. These expenses are net of capitalized service and product development costs that totaled $1.4 million and $2.8 million for the three- and six-month periods ended June 30, 2003, compared to $0.5 million and $0.7 million for the same periods in the prior year. The sum of our expensed and capitalized amounts, reflecting our total investment, was up for both the three- and six-month periods and increased slightly on a sequential basis from the first to the second quarter 2003. During the second quarter, we continued to invest in improvements to QRS Catalogue™, QRS Sourcing™ and QRS Web Forms™ and in the development and upgrading of our product technology and architecture. We released upgrades to both QRS Sourcing™ and QRS Catalogue™ during the second quarter 2003 as well as a release of QRS Sourcing™ in late July, furthering our web functionality and enhancing the configurability of the product.

At the beginning of the year, we estimated that our 2003 investments in our new platform and improvements to QRS Catalogue™ would be in the range of $8 – $13 million, substantially all of which would be capitalized. Development of the collaborative commerce platform and additional collaborative applications is proceeding as expected and our service product development team has made a series of cost-saving decisions. Based on these decisions, we believe we will meet our development timetable and desired functionality while investing an amount at the lower end of our $8 – $13 million range.

During the second quarter, we amortized to cost of revenues approximately $0.3 million of capitalized software development costs related primarily to QRS Catalogue™, and another $0.3 million related to various software licenses. In accordance with the provisions of AICPA SOP No. 98-1, amortization of the costs associated with the collaborative commerce platform and the additional collaborative applications will begin as each version is completed and ready for use. We expect to begin amortization in the first half of 2004. Amortization of these costs will occur over the products’ useful lives, which we estimate to be approximately three years. Based on our current estimate of total 2003 capitalized development costs, we anticipate that our 2004 software development amortization expenses, to be included as a component of cost of revenues, will increase by approximately $0.5 million per quarter over our 2003 levels.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and the related costs of our administrative organizations, such as finance, legal, human resources and business systems development, as well as professional fees and other costs. General and administrative expenses of $4.4 million and $9.1 million for the three- and six-month periods ended June 30, 2003 were down $1.3 million, or 23%, and $3.0 million, or 25%, from the same periods in the prior year. We achieved significant year-over-year reductions in spending as a result of our ongoing commitment to improve efficiency throughout our general and administrative functions. At June 30, 2003, we had 76 full-time employees in our general and administrative groups, compared to 75 at the end of the first quarter 2003 and 68 at the end of the second quarter 2002. The increase in headcount over the past year resulted from the transition of certain previously outsourced general and administrative functions in-house. Sequentially, general and administrative expenses declined $0.4 million, or 8%, from the first quarter 2003 to the second quarter 2003 primarily related to the favorable resolution of various tax related matters and other items.

We expect to continue incurring additional costs in connection with our internal controls systems to address ongoing business needs and to continue compliance with evolving regulatory requirements. Despite additional spending on these matters, we will continue to look for opportunities for further cost efficiencies in our general and administrative area.

Amortization of Other Intangible Assets

Other intangible assets totaled $8.2 million at June 30, 2003, comprised primarily of $7.5 million related to acquired technology associated with our QRS Sourcing™ product. Amortization of other intangible assets for the second quarter 2003 was $0.8 million, compared to $0.8 million in the first quarter 2003 and $0.9 million in the second quarter 2002. The year-over-year decrease in amortization of other intangible assets resulted primarily from our non-compete agreements becoming fully amortized during the first quarter of 2003.

During 2003, we have experienced slower revenue growth than previously anticipated and have been negatively impacted by difficult industry and economic trends. During the second quarter of 2003, we assessed whether our other intangible assets have been impaired as prescribed by SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We prepared our impairment analysis in accordance with SFAS No. 144 and concluded that our estimate of future net cash flows would be sufficient to recover the carrying value of the intangible assets as of June 30, 2003.

Restructuring Expenses

During the fourth quarter of 2001, under the leadership of our new management, we restructured our operations, which included the realignment and the elimination of certain of our products and services, the elimination of full-time positions and the consolidation of real estate. As a result, we recorded restructuring expenses of $12.0 million during the quarter ended December 31, 2001, comprised of severance of $2.0 million for 69 involuntary terminations throughout QRS and facilities closure expense of $10.0 million. As of June 30, 2003, the accrued liability related to our business restructuring was $7.8 million, comprised of severance and sublease loss accruals, as displayed in the table below. As further discussed in Critical Accounting Policies, Use of Estimates, the portion of our sublease loss accrual related to a vacated facility that is not yet subleased assumes that we will sublease this facility by January 2004 at 63% of our lease rate. However, the commercial real estate market in the San Francisco Bay Area has remained difficult for a longer period than anticipated, with a significant portion of the market’s commercial facilities remaining unoccupied. We are actively marketing this property and are currently pursuing several opportunities with the goal of reducing our obligation, which we expect to conclude during the third quarter. Although we currently believe that our estimated liability at June 30, 2003 is sufficient, we continue to monitor this situation closely. Depending on the outcome of the opportunities we are currently pursuing and any other opportunities that may arise, we may need to increase our sublease loss accrual in the third quarter related to this property. For each month beyond January 2004 during which the property is not subleased, the Company would incur an additional $0.1 million of rental expense and $0.04 million of operating costs. If this facility were to be subleased at 50% of the leased rate rather than the 63% used in our accrual calculation, we would incur an additional $0.2 million in expense annually over the life of the lease.

The following is a summary of the restructuring liabilities from December 31, 2002 to June 30, 2003 (in thousands):

	Liability as of December 31, 2002	Cash Payments	Liability as of June 30, 2003
Severance (included in Accrued compensation)	$589	$(434)	$155
Facilities closure	9,103	(1,415)	7,688

Total	$9,692	$(1,849)	$7,843

Based on our sublease assumptions described above and actual subleases in effect on other properties, $3.8 million of the total facilities closure liability of $7.7 million has been classified as a current liability and the remaining $3.9 million has been classified as non-current.

As our development plans and product strategy developed in the first half of this year, we began a project to review our overall cost structure. Our objective was to improve operational efficiency and support our growth strategy.

On August 12, 2003, we announced a restructuring plan that resulted from the completion of this review. We will centralize substantially all of our service and product development team to our corporate headquarters in Richmond, California. This realignment of resources and further rationalization of our real estate portfolio will help us deliver higher quality products to our customers more quickly and at a lower cost. In addition, we will streamline our operations in other areas, primarily our general and administrative functions, by reducing headcount and the use of external consultants.

This restructuring plan continues a series of real estate and development consolidations undertaken over the past year and a half. We have been rationalizing our real estate portfolio since late 2001. We have reduced our square footage by approximately 60% since that time, having most recently consolidated our small facilities in Los Angeles and Amsterdam into other offices at or near the end of each lease term.

We have also been centralizing our development team in one location to promote a highly coordinated, high quality software development process that is uniformly instilled throughout our organization. Over the past several quarters, we have moved substantially all of our offshore development to our Richmond, California facility with this same goal. As a result, we have hired in our service and product development team approximately 40 employees over the past 15 months and we anticipate hiring an additional 20 employees during the remainder of 2003.

As a result of this plan, we anticipate vacating our Wakefield, Massachusetts facility by September 30, 2003. We expect to record a restructuring charge of up to $2 million, consisting of costs related to closing and consolidating excess office space, termination of employees located primarily in Wakefield, Massachusetts and the abandonment and write-off of certain equipment, furniture and leasehold improvements. In addition, this restructuring charge will include costs associated with the termination of employees from other areas, primarily our general and administrative functions.

We expect to begin realizing cost savings from these actions in the fourth quarter 2003. These actions will also assist us in achieving double-digit operating margins for our core business in 2004.

Interest Income

Interest income consists primarily of interest earned on cash, cash equivalents and marketable securities available-for-sale. Interest income decreased from $0.2 million in the second quarter of 2002 to $0.1 million in the second quarter of 2003 due to a reduction in investment yields.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities available-for-sale decreased to $36.4 million at June 30, 2003 from $39.6 million at December 31, 2002. The decline was due primarily to first quarter cash flows from operations decreasing due to the planned payments of certain year-end obligations, as well as our investment of $2.8 million in capitalized service and product development and $1.8 million in other capital expenditures. Working capital of $26.8 million at June 30, 2003 increased $0.4 million from $26.4 million at December 31, 2002. Our days sales outstanding (DSOs) were 46 days at June 30, 2003, comparable to 43 days at March 31, 2003, and an improvement from 50 days at June 30, 2002.

Total assets decreased from $81.9 million at December 31, 2002 to $78.8 million at June 30, 2003, due to a reduction in cash, cash equivalents, and marketable securities, the amortization of other intangible assets and the amortization of IBM CrossWorlds licenses. Total liabilities decreased from $37.8 million at December 31, 2002 to $31.8 million at June 30, 2003, resulting from the decline in our accounts payable balance and the decline in our accrued compensation balance due to payments of annual bonuses in the first quarter of 2003.

        While the second quarter 2003 represents our fourth consecutive profitable quarter, we have previously incurred significant losses, including net losses of $4.1 million and $173.3 million for the fiscal years ended December 31, 2002 and 2001, respectively. A substantial amount of these losses in 2001 was in connection with non-cash charges relating to the impairment of remaining intangible assets, including technology and goodwill, acquired through our acquisitions in recent years of RockPort Trade Systems Inc., Image Info Inc., and Retail Data Services Inc., as well as our acquisition of the outstanding minority interest of Tradeweave Inc.

In addition, for the second quarter 2003 we experienced a decline in revenues of 1% over the first quarter 2003. We further managed our expenses down so that we were able to achieve improved profitability in the second quarter. We expect to see a slight sequential improvement in total revenues in the third quarter; however, should actual revenues continue to decline, we may not be able to continue reducing our operating expenses in future periods. We are also undertaking a comprehensive review of our cost structure in the third quarter of 2003 to achieve additional potential efficiencies and better alignment with our growth strategy. As a result, we may experience losses in future periods. During 2002 and the first half of 2003, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly due to decreases in customer demand or decreases in acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized. To the extent that our operating results fall below our expectations, we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

We believe that cash, cash equivalents, and marketable securities available-for-sale at June 30, 2003 and cash forecasted to be generated from future operations will be sufficient to meet our working capital needs and capital expenditures anticipated by our 2003 operating plan. Based upon our improving operational results, our continued expectation for positive cash flow from operations for the year, and our expectations for the remainder of the year, we expect to fund our capital expenditures and our planned technology investments for the remainder of the year largely from cash flows from operations.

We expect our investment in our collaborative commerce platform development and value-added applications to occur throughout the year as additional spending coincides with the additional headcount in our service and product development area. While our current plan is to perform these development efforts using internal resources, we are simultaneously evaluating opportunities to accelerate development, including through alliances, licensing, and strategic acquisitions. To the extent we license or acquire this or other complementary technologies or businesses which require additional cash, we may seek to sell additional debt or equity securities, which may result in additional dilution to our stockholders. However, we cannot be certain that additional funding will be available on acceptable terms or at all. We may also use a portion of our cash to acquire technologies that further our strategic initiatives or to exit early our remaining lease obligation on vacated real property. We will continue to manage the business with a strong focus on our cash.

We have no plans to pay dividends with respect to our common stock in the foreseeable future.

During 1997, 1998, and 2000, our board of directors authorized the repurchase of an aggregate of $15 million of our common stock in both open market and block transactions, of which approximately $7 million has been repurchased as of June 30, 2003. Shares purchased under this program are held in the corporate treasury for future use including employee stock option grants and the Employee Stock Purchase Plan. Management continues to evaluate the appropriateness of additional share buy-backs.

At June 30, 2003, future payments under contractual arrangements are as follows (in thousands):

	Minimum Lease Commitments (1)	Vendor Commitments	Total
2003 (remaining 6 months)	$4,154	$6,881	$11,035
2004	7,229	13,696	20,925
2005	5,291	6,635	11,926
2006	5,170	—	5,170
2007	5,010	—	5,010
2008 & thereafter	13,978	—	13,978

Total	$40,832	$27,212	$68,044

(1)	Represents operating lease commitments for facilities in use and other equipment, as well as capital lease obligations. The table also includes minimum lease commitments for vacant facilities that are available for sublease. Receipt of these estimated sublease payments has not been included.

Stock Options

As illustrated in the table included in Note 6 to the Condensed Consolidated Financial Statements, outstanding stock options totaled 3.2 million as of June 30, 2003, up from the total outstanding options of 2.9 million as of December 31, 2002. The change reflects the effect of new option grants and options that were canceled when former employees elected not to exercise their options within the specified exercise period as provided in our stock option plans. These canceled stock options become available for future issuances under our stock option plans. At June 30, 2003, we had 1.5 million options available for grant under our stock option plans.

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

Such weakening economic conditions in the retail industry and consolidation have in the past, and may in the future, negatively impact our ability to sell our products and services to existing and potential customers in the retail industry. We are dependent on key customers and their trading partners. The loss of any large retail or vendor customer may also result in our loss of all of the trading partners of that retailer or vendor that are also our customers, which would have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced significant losses in previous fiscal periods and may experience losses in future periods.

We have previously incurred significant losses, including net losses of $4.1 million and $173.3 million for the fiscal years ended December 31, 2002 and 2001, respectively. A substantial amount of these losses in 2001 was in connection with non-cash charges relating to the impairment of remaining intangible assets, including technology and goodwill, acquired through our acquisitions in recent years of RockPort Trade Systems Inc., Image Info Inc., and Retail Data Services Inc., as well as our acquisition of the outstanding minority interest of Tradeweave Inc. We may continue to incur non-cash charges related to the impairment of other intangible assets, as well as non-cash charges related to stock compensation. Further impairment of intangible assets could occur since the revenue and income potential of some of our services and products are unproven, and some of the markets we are addressing are in the early stages of development. There can be no assurance that new services and products introduced by us will gain market acceptance, or that new technologies or business methods will not be developed that replace or reduce the importance of our current offerings, and thus there can be no assurance that we will not need to take additional impairment charges.

In addition, quarterly revenues have declined sequentially since the first quarter 2002. We further managed our expenses down so that we were able to achieve improved profitability in the second quarter. We may not be able to continue reducing our operating expenses sufficiently or quickly enough in future periods, and our revenues may continue to decline. We may also incur additional restructuring charges in future periods. As a result, we may experience losses in future periods.

During 2002 and the first and second quarters of 2003, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly as a result of decreases in customer demand, decreases in acceptance of our future products, or additional restructuring expenses, our ability to generate positive cash flow from operations may be jeopardized. As a result, we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

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

The increasing use of the Internet as a communications medium has changed the competitive environment of our industry. The supply chain management industry is now characterized by rapid technological innovation and a long-term trend towards Internet-based communications over proprietary VAN-based communications. While we continue to develop solutions that take advantage of the Internet’s potential, we expect the majority of our Trading Community Management revenues for the foreseeable future to be derived from our traditional VAN-based EDI services. The future success of our services and products will depend, in part, on our ability to continue developing products and services that are compatible with the Internet. The increased commercial use of the Internet could require substantial modification and customization of our services and products and the introduction of new services and products. Our competitors and potential competitors may develop competing technologies that are more effective or more effectively marketed than the services and products marketed by us or that render our services or products obsolete or noncompetitive.

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

We may not successfully complete our development of a new collaborative commerce technology platform, development of additional collaborative applications, and improvements to our QRS Catalogue™. In addition, the conversion of customers, products and services to this new platform may experience problems or be unsuccessful.

In 2003 and 2004, we expect to significantly increase our investment in services and product development, including total projected expenditures during 2003 of $8-13 million for the development of a new collaborative commerce technology platform, development of additional collaborative applications, and improvements to our QRS Catalogue™ to address the needs of our current and future customers. We believe that the successful development of the platform and value-added applications is important to our future success in continuing to sell products and services to our existing customers and expanding our presence in new retail sectors and geographies.

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

The changing technological landscape and the desire of companies to obtain market share has resulted in very strong and continuing price competition, particularly for our Data Exchange product. This competition has caused us from time to time to reduce prices on these services. We expect that as the retail industry continues to adopt existing and new information technologies, competition and pricing pressures will increase, and our competitors may adopt new pricing and sales models to which we are unable to adapt or adequately respond. If we have to make further price reductions in connection with such increased competition, such reductions would reduce net sales in future periods to the extent not offset by increased unit sales or other factors. Price reductions in response to competitive pressures could have a material adverse effect on our business, financial condition and results of operations.

The market for business-to-business electronic commerce services in the retail industry is intensely competitive.

Many other companies participate in the general supply chain management industry. Some of our competitors and potential competitors have longer operating histories, greater brand recognition, larger customer bases and greater financial and other resources with which to improve and aggressively market their products. In addition, new competitors, such as standards-based organizations or consortia, may enter the market. Our competitors and potential competitors may develop or adapt to and market competing technologies more effectively than we do. A number of our competitors are now under new ownership. We cannot predict the impact of such changed ownership on how these entities may compete with us in the future. In addition, some larger potential customers have chosen to develop their own supply chain management systems internally rather than to utilize the service and product offerings of external providers. All of these competitive factors may adversely affect our business.

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

We may choose to continue to acquire new solutions or to expand our market presence through mergers, acquisitions, joint ventures or other strategic alliances with, or investments in, third parties. There are a number of risks associated with such transactions, such as the difficulty of assimilating the operations, technology and personnel of the combined companies; the potential disruption of our ongoing business; the potential disruption or discontinuance of the third party’s business; the diversion of attention of management; the inability to retain key technical and managerial personnel; additional expenses associated with the amortization or impairment of acquired intangible assets; the potential use of cash or assumption of additional debt, and/or a potential issuance of equity that could be dilutive to existing stockholders; the maintenance of uniform standards, controls and policies; and the impairment of relationships with existing employees and customers. We may not succeed in overcoming these risks or any other potential problems encountered in connection with such mergers or other transactions, and such transactions may have a material adverse effect on our business, financial condition and results of operations.

Our operating results may fluctuate from quarter to quarter.

We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, including changes in the demand for our services and the use of our existing services; changes in customer buying patterns; changes in our pricing policies or those of our competitors; market acceptance of new and enhanced versions of our services and products; customer willingness to purchase products or services offered through or in conjunction with third parties; changes in operating expenses; changes in our strategy; introduction of alternative technologies by our competitors; effect of potential acquisitions and the integration and management of acquired products; and global and economic factors generally and in the industry. In addition, these factors and our limited operating history with enterprise software application licensing make accurate prediction of future operating results difficult or impossible. We have experienced, and may experience in one or more future quarters, operating results that are below our expectations or the expectations of public market analysts and investors. In such an event, the price of our common stock has been, and would likely be, materially and adversely affected.

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

We are dependent on IBM Information Exchange and the BES (formerly IDDX) service.

Pursuant to a contract with IBM that expires on June 30, 2005, we use IBM Information Exchange as the VAN over which we provide customers with most of our QRS Exchange™ products and services. We depend on IBM Information Exchange for a substantial part of our revenues. Under this contract we also offer a real-time Internet Protocol (IP)-based transaction network product, Internet Transaction Exchange (ITX), through the use of IBM’s Business Exchange Services (BES), formerly Internet Data and Document Exchange (IDDX). When our contract with IBM expires, should IBM decide to increase the prices that it charges us or reduce the amount of discounts or allowances we currently receive, and we are not able to pass along such increased costs to our customers, our business, financial condition and results of operations could be materially adversely affected. In addition, pursuant to the IBM contract, we will pay fees to IBM based on the amount of our use of its network services subject to specified minimum payment amounts. If our use of the network services declines, our gross margins will decrease, thereby also adversely affecting our business and operating results.

Because we have no right to control the maintenance and operation of either IBM Information Exchange or BES, we are subject to factors outside of our control that may adversely affect the operation of IBM Information Exchange and the BES service and thus our business and results of operations. In addition, if IBM becomes unable or unwilling to provide or continue to support IBM Information Exchange or BES services, we would either have to provide these services directly or arrange for another third party to provide such services. We cannot assure you that we would be able to do so on a timely basis, if at all, or that the costs of any such arrangements would not materially adversely affect our business and results of operations. Disruption or unavailability of IBM Information Exchange or BES service may have a material adverse effect on our business, results of operations and financial condition.

While we purchase network connectivity and electronic commerce-related services from IBM, a portion of the purchased connectivity services are actually provided by AT&T, which purchased IBM’s Global Network and corporate networking business in April 1999. IBM resells the AT&T Global Network to us. IBM and AT&T are free to compete against us, and either of them may compete with us now or in the future. If IBM, AT&T or any other entity markets IBM Information Exchange or BES services to the retail industry or directly to our customers, or permits one or more of our competitors to use and remarket IBM’s Information Exchange or BES services to the retail industry, it could adversely affect our business, financial condition and results of operations.

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

Our data center is located in a single facility and we have no present intention of establishing an additional data center in a separate location. Notwithstanding the precautions that we have taken to protect ourselves and our customers from delivery interruption events, a fire, earthquake or other natural disaster, a virus attack or an accident affecting the data center could disable our computer system. Any significant damage to our data center, or disruption of its connectivity to IBM Information Exchange, BES service or the AT&T network, could have a material adverse effect on our business, financial condition and results of operations.

If our consolidation of our internal customer billing systems and our related price changes for certain products and services are unsuccessful, our revenues could be adversely impacted.

As of June 30, 2003, we have consolidated our multiple internal customer billing systems and converted to an integrated billing system for all customers. A large number of customer invoices were converted to the new system. We have also changed our price structure for certain of our products and services as part of this process. We must continue to identify, successfully address and verify the resolution of many complex issues associated with the consolidation and conversion. If we encounter future problems related to the consolidation and conversion, we may experience difficulty in providing accurate, timely invoices to our customers. Also, we cannot be certain that our new pricing structure will be acceptable to our customers. If we are unable to provide accurate, timely invoices to our customers or our customers respond adversely to our new pricing structure, our revenues could be adversely impacted.

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

The table below presents principal amounts and related weighted average interest rates due by date of maturity for the marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At June 30, 2003, the weighted average maturity of the marketable securities portfolio was 203 days.

(Amounts in thousands)	Maturity 2003	Maturity 2004	Maturity 2005	Total	Fair Value at June 30, 2003
Governmental Agencies	$1,102	$510	$501	$2,113	$2,113
Corporations	5,578	1,516	—	7,094	7,094

Total	$6,680	$2,026	$501	$9,207	$9,207

Weighted average interest rate	1.64%	2.22%	1.70%	1.77%	1.77%

Foreign Currency Risk

We have no significant investments outside the United States of America and do not have material transactional foreign currency risk because less than 5% of our billings are in a currency other than the U.S. dollar. We have no significant hedging activity.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in internal controls.    Other than our conversion to an integrated billing system, which we expect to improve our disclosure controls and procedures, no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on May 14, 2003 to consider and vote upon three matters. The first matter related to the election of three director nominees, Garth Saloner, Jeremiah J. Sullivan and Terry R. Peets, to serve a three-year term ending in 2006. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
Garth Saloner	12,393,535	1,005,338
Jeremiah J. Sullivan	12,722,840	676,033
Terry R. Peets	12,722,840	676,033

The second matter related to the approval of an amendment to and restatement of the QRS Corporation 1993 Stock Option/Stock Issuance Plan to (a) amend the automatic grant program for the non-employee directors, (b) remove provisions permitting the use of loans to exercise stock options and purchase stock, (c) remove provisions that allow outstanding options or awards to be amended to lower the exercise price or to be canceled for the purpose of reissuing such options or awards at a lower price in the future without stockholder approval, and (d) extend the term of the Plan until December 31, 2007. 7,303,706 votes were cast for approval, 2,167,450 votes were cast against, there were 63,491 abstentions, and 3,864,226 broker non-votes.

The third matter related to the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2003. 12,532,755 votes were cast for ratification, 864,670 votes were cast against, and there were 1,449 abstentions.

Based on these voting results, each of the directors nominated was elected and the second and third matters were passed.

Item 5.    Exhibits and Reports on Form 8-K

A.    Exhibits

Exhibit Number	Description

10.43	1993 Stock Option/Stock Issuance Plan (as amended and restated through March 18, 2003) (incorporated by reference to Appendix B filed with Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders on May 14, 2003).

10.44	Employment Agreement, dated May 1, 2003 between the Company and James Rowley.

10.45	Agreement, dated May 15, 2003 between the Company and Garen Staglin.

31.1	Form of Rule 13a-14(a) Certification

31.2	Form of Rule 13a-14(a) Certification

32.1	Section 1350 Certification

B.    Reports on Form 8-K

Date	Item Reported

April 30, 2003	We filed a Current Report on Form 8-K dated April 30, 2003 in connection with our issuance of a press release of the financial results for the first quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

QRS CORPORATION

August 12, 2003	/s/ JOHN C. PARSONS, JR.
Senior Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)