Form 10-Q
period 2003-09-30
QRS CORP
filed 2003-11-10
CIK 906551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 5, 2003, 15,911,896 shares of the issuer’s common stock, par value $.001 per share, were outstanding.

QRS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

QRS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$27,450	$35,358
Current portion of marketable securities available-for-sale	6,308	1,998
Accounts receivable—net of allowance for doubtful accounts of $1,167 at September 30, 2003 and $1,613 at December 31, 2002	16,481	14,907
Prepaid expenses and other	3,554	3,061

Total current assets	53,793	55,324

Property and equipment:
Furniture and fixtures	2,079	1,780
Equipment	15,724	13,547
Leasehold improvements	2,084	1,921

	19,887	17,248
Less accumulated depreciation and amortization	(11,827)	(8,703)

Total property and equipment	8,060	8,545

Marketable securities available-for-sale	3,193	2,230
Capitalized service and product development costs—net of accumulated amortization of $7,898 at September 30, 2003 and $6,934 at December 31, 2002	5,468	2,282
Goodwill	1,113	1,113
Other intangible assets—net of accumulated amortization of $17,756 at September 30, 2003 and $15,268 at December 31, 2002	7,369	9,857
Other assets	1,689	2,598

Total assets	$80,685	$81,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,661	$8,870
Accrued compensation	4,803	6,289
Accrued vacation	2,221	2,044
Deferred acquisition payment	2,500	2,500
Deferred revenue	2,356	1,605
Current portion of sublease loss accruals related to business restructuring	6,361	2,788
Other accrued liabilities	3,196	3,762
Current portion of note payable	561	1,070

Total current liabilities	29,659	28,928

Sublease loss accruals related to business restructuring	5,461	6,315
Note payable	—	290
Deferred rent and other	1,776	2,285

Total liabilities	36,896	37,818

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $.001 par value; 60,000,000 shares authorized; 16,105,280 shares issued and 15,871,549 shares outstanding at September 30, 2003 and 16,032,353 shares issued and 15,801,253 shares outstanding at December 31, 2002	252,468	251,914
Deferred compensation	(202)	(157)
Treasury stock: 233,731 shares at September 30, 2003 and 231,100 shares at December 31, 2002	(5,557)	(5,548)
Accumulated other comprehensive earnings (loss):
Unrealized gain on marketable securities available-for-sale	16	26
Cumulative translation adjustments	(251)	(229)
Accumulated deficit	(202,685)	(201,875)

Total stockholders’ equity	43,789	44,131

Total liabilities and stockholders’ equity	$80,685	$81,949

See Notes to Condensed Consolidated Financial Statements

QRS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Software applications	$8,333	$8,649	$24,803	$27,399
Trading community management	16,857	18,753	49,859	56,133
Global services	6,072	6,138	17,973	20,541

Total revenues	31,262	33,540	92,635	104,073

Cost of revenues:
Software applications	2,351	2,445	6,795	8,894
Trading community management	7,955	9,600	24,062	29,271
Global services	5,264	5,465	15,753	18,316

Total cost of revenues	15,570	17,510	46,610	56,481

Gross profit	15,692	16,030	46,025	47,592

Operating expenses:
Sales and marketing	5,258	5,928	16,058	22,582
Service and product development	3,198	3,514	9,356	11,425
General and administrative	4,654	5,296	13,796	17,478
Amortization of other intangible assets	800	872	2,488	2,616
Restructuring expenses	5,279	—	5,279	—

Total operating expenses	19,189	15,610	46,977	54,101

Operating income (loss)	(3,497)	420	(952)	(6,509)
Interest income	120	189	346	583
Interest expense	(30)	(54)	(106)	(108)

Income (loss) from operations before income taxes	(3,407)	555	(712)	(6,034)
Income tax expense (benefit)	50	—	98	(998)

Net income (loss)	$(3,457)	$555	$(810)	$(5,036)

Other comprehensive income (loss)—
Unrealized (loss) gain on marketable securities available-for-sale, net of tax	(5)	27	(10)	(13)
Change in cumulative translation adjustments	(7)	(217)	(22)	(146)

Total comprehensive income (loss)	$(3,469)	$365	$(842)	$(5,195)

Basic net income (loss) per share	$(0.22)	$0.04	$(0.05)	$(0.32)

Shares used to compute basic net income (loss) per share	15,859,472	15,748,712	15,830,162	15,696,153

Diluted net income (loss) per share	$(0.22)	$0.04	$(0.05)	$(0.32)

Shares used to compute diluted net income (loss) per share	15,859,472	15,772,880	15,830,162	15,696,153

See Notes to Condensed Consolidated Financial Statements

QRS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(810)	$(5,036)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,613	3,922
Amortization of capitalized service and product development costs	964	1,648
Amortization of software licenses and other	1,008	871
Amortization of other intangible assets	2,488	2,616
Stock-based compensation	204	516
Provision for allowance for doubtful accounts	80	586
Loss from disposal of property and equipment	63	783
Changes in assets and liabilities:
Accounts receivable	(1,654)	4,087
Prepaid expenses and other	(1,143)	(770)
Income taxes receivable	—	125
Accounts payable	(1,209)	(4,370)
Accrued compensation	(1,486)	1,379
Accrued vacation	177	276
Deferred revenue	751	(796)
Sublease loss accruals related to business restructuring	2,719	(4,702)
Other accrued liabilities	(931)	50
Deferred rent and other	(223)	658

Net cash provided by operating activities	4,611	1,843

Cash flows from investing activities:
Sales and maturities of marketable securities available-for-sale	7,089	7,317
Purchases of marketable securities available-for-sale	(12,372)	(3,627)
Purchases of property and equipment	(2,772)	(1,824)
Capitalization of service and product development costs	(4,150)	(1,063)
Other assets	552	(246)

Net cash provided by (used in) investing activities	(11,653)	557

Cash flows from financing activities:
Proceeds from employee stock purchase plan issuance	176	296
Exercise of stock options	129	604
Repurchase of common stock	(9)	(18)
Payments on note payable	(799)	(489)
Payments on capital lease obligations	(340)	(200)

Net cash provided by (used in) financing activities	(843)	193

Effect of exchange rate on cash and cash equivalents	(23)	(123)

Net increase (decrease) in cash and cash equivalents	(7,908)	2,470
Cash and cash equivalents at beginning of period	35,358	28,911

Cash and cash equivalents at end of period	$27,450	$31,381

Cash paid for:
Taxes	$76	$78
Interest	$89	$82
Noncash investing and financing activities:
Property and equipment acquired through capital lease	$419	$550
Disposal of fully depreciated assets	$—	$1,387
Note payable exchanged for software licenses	$—	$2,100
Fair value of restricted stock awarded	$210	$—

See Notes to Condensed Consolidated Financial Statements

QRS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

QRS Corporation (“QRS,” the “Company”, “we” or “us”) was established in 1988 and is a provider of collaborative commerce solutions for the global retail trading community. Our products and services help thousands of retailers, manufacturers, suppliers, vendors, wholesalers and distributors from a variety of retail segments, including general merchandise and apparel, consumer packaged goods, health and beauty, consumer electronics, hardlines, do-it-yourself and sporting goods. We help companies to connect electronically, transact business, collaborate on processes and decisions, and differentiate their brands in the global marketplace. Our products and services are typically integrated with our customers’ enterprise information technology systems in order to deliver greater benefits and efficiencies to these customers. We market our products and services in three Solutions Groups: Software Applications, Trading Community Management and Global Services.

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

Our Trading Community Management solutions allow retailers, vendors and their trading partners to exchange electronic business documents, such as purchase orders, invoices and advance ship notices. These electronic transactions are conducted over a value-added network (VAN) or over the Internet. Our Trading Community Management solutions can reduce costs related to paper transactions, mail delays and manual data input errors for our customers. The communication of these electronic business documents is typically integrated with the accounting and inventory systems of our customers and their trading partners.

Our Global Services include the collection, analysis and delivery of information, such as store-level pricing data and metrics, for use in our customers’ individual strategic and tactical decisions; software implementation and integration services; and technical support and training services for our various solutions.

We have prepared the Condensed Consolidated Balance Sheet as of September 30, 2003 and the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2003 and 2002, without audit. In the opinion and to the knowledge of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 2002 is derived from our audited consolidated financial statements as of that date.

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

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results anticipated for any other interim period or for the full year.

Certain reclassifications have been made to the financial information reported in 2002 to conform to the 2003 presentation.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the measurement, timing of recognition and reporting of costs associated with exit or disposal activities and restructuring activities. FAS 146 requires that a liability for costs associated with exit or restructuring activities be recognized only when the liability is incurred as opposed to at the time that a company formally approves and commits to an exit plan as set forth in Emerging Issues

Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted FAS 146 on January 1, 2003, and in conjunction with certain restructuring activities initiated during the third quarter 2003, we recorded a $1.8 million restructuring expense in accordance with FAS 146 (See Note 3).

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

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. We adopted the provisions of EITF No. 00-21 during the third quarter of 2003. The adoption had no material effect on our financial position or results of operations.

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

The following table illustrates the effect on our net income (loss) and net income (loss) per share if we would have applied the fair value recognition provisions of FAS 123 to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(3,457)	$555	$(810)	$(5,036)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	121	140	204	516
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(880)	(1,489)	(2,944)	(5,739)

Net loss, pro forma	$(4,216)	$(794)	$(3,550)	$(10,259)

Basic net income (loss) per share, as reported	$(0.22)	$0.04	$(0.05)	$(0.32)

Basic net loss per share, pro forma	$(0.27)	$(0.05)	$(0.22)	$(0.65)

Diluted net income (loss) per share, as reported	$(0.22)	$0.04	$(0.05)	$(0.32)

Diluted net loss per share, pro forma	$(0.27)	$(0.05)	$(0.22)	$(0.65)

The weighted average fair value of options granted during the third quarter 2003 and the third quarter 2002 was $4.50 and $5.30, respectively. Such fair values of each option grant were estimated on the date of grant using the multiple options method of the Black-Scholes pricing model with the following weighted-average assumptions used for grants made in third quarter 2003 and third quarter 2002: risk-free interest rates are 2.66% in 2003 and 3.96% in 2002; expected volatility is 110% in 2003 and 100% in 2002; expected lives in 2003 and 2002 are 12 to 18 months beyond each incremental vesting period (total life of 2 to 5.5 years, depending on each grant’s individual vesting schedule). No dividends are assumed for any plan in any year.

The fair value of the stock purchases made under the employee stock purchase program was determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate is 2.66%; expected volatility is 110%; expected life is 6 months. No dividends are assumed.

In January 2003, the FASB issued FASB Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any controlling financial interest in any variable interest entities as of September 30, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation (or right) of the issuer. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. We do not have any financial instruments with characteristics of both liabilities and equity as of September 30, 2003. We understand the FASB has deferred the effective date of paragraphs 9 and 10 of FAS 150. During the third quarter 2003, we adopted all other provisions of FAS 150 and the adoption had no material effect on our financial position or results of operations. We continue to evaluate the impact that adoption of paragraphs 9 and 10 will have on our financial position or results of operations.

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

As of September 30, 2003, other intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Acquired technology	$20,881	$(14,078)	$6,803
Customer lists	1,552	(1,255)	297
Customer contracts	1,480	(1,211)	269
Non-compete agreements	1,212	(1,212)	—

Total	$25,125	$(17,756)	$7,369

The estimated future amortization expense of other intangible assets as of September 30, 2003 is as follows (in thousands):

2003 (remaining three months)	$794
2004	3,161
2005	2,943
2006	471

Total	$7,369

3.	RESTRUCTURING EXPENSES

As our development plans and product strategy solidified in the first half of 2003, we began a project to review our overall cost structure. During the third quarter 2003, we completed our cost structure review with the goals of creating better alignment with our growth strategy and finding additional potential efficiencies. As a result, we recorded restructuring expenses of $5.3 million during the quarter ended September 30, 2003, consisting of several components.

We centralized substantially all of our development team to our Richmond, California headquarters and streamlined other parts of our operations, primarily general and administrative services. These actions resulted in a restructuring charge of $1.8 million, consisting of $1.2 million related to the closure of our Wakefield, Massachusetts facility, $0.1 million related to the abandonment and write-off of certain equipment and leasehold improvements and $0.5 million related to the termination of 43 employees located in Wakefield, Massachusetts and Richmond, California. The restructuring charge was somewhat offset by a $0.2 million third quarter reduction in a previous severance accrual. Of the 43 terminated employees, the last day of employment for 29 of them was on or before September 30, 2003. Additional severance and benefit costs of up to a total of $0.2 million are expected to be incurred during the fourth quarter 2003 and the first quarter 2004 related to transition costs associated with terminated employees who will provide ongoing services until they leave the Company either in the fourth quarter 2003 or the first quarter 2004. These remaining severance and benefit costs will be included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as restructuring expenses. We expect the total obligation in connection with these restructuring activities to be slightly less than $2.0 million.

Also during the third quarter 2003, we accelerated discussions with our landlord to renegotiate the terms of our lease on a vacated facility in the San Francisco Bay Area, driven by the difficult real estate market in that region. During the fourth quarter 2003, we entered into a non-binding Letter of Intent with the landlord to reduce both the term of the lease and our total cash commitments over the remaining life of the lease. We recorded a $3.7 million restructuring expense for the period ended September 30, 2003 to cover all of our estimated revised obligations related to this facility. In addition, we committed to prepay a portion of the revised future rent obligation.

The following is a summary of the restructuring liabilities from December 31, 2002 to September 30, 2003 (in thousands):

	Liability as of December 31, 2002	Additions (Reductions)	Cash Payments	Liability as of September 30, 2003
Severance—2001 (included in Accrued compensation)	$589	$(155)	$(434)	$—
Facilities closure—2001	9,103	3,681	(2,121)	10,663
Severance—2003 (included in Accrued compensation)	—	527	(57)	470
Facilities closure—2003	—	1,159	—	1,159

Total	$9,692	$5,212	$(2,612)	$12,292

The Additions (Reductions) to the restructuring liabilities of $5.2 million in the table above exclude the $0.1 million portion of the restructuring charge related to the abandonment and write-off of certain equipment and leasehold improvements. We expect to pay the remaining obligations related to severance and benefits by the end of the second quarter of 2004. Based on our sublease assumptions described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and actual subleases in effect on other properties, $6.4 million of the total facilities closure liability of $11.8 million has been classified as a current liability and the remaining $5.5 million has been classified as non-current.

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

The following is a summary of the calculation of the number of shares used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Shares used to compute basic earnings (loss) per share	15,859,472	15,748,712	15,830,162	15,696,153
Add: effect of dilutive securities	—	24,168	—	—

Shares used to compute diluted earnings (loss) per share	15,859,472	15,772,880	15,830,162	15,696,153

Additionally, total potentially dilutive shares for the three-month periods ended September 30, 2003 and 2002 of 3,369,234 and 3,367,698, respectively, and 3,359,966 and 3,440,737 for the nine-month periods ended September 30, 2003 and 2002, respectively, have been excluded since their inclusion in the calculation would have been anti-dilutive either due to the loss for the period or because the options’ exercise prices exceed the average fair market value of the stock during the period.

5.	INCOME TAXES

We recorded a $0.1 million income tax expense for the nine months ended September 30, 2003 and a $1.0 million income tax benefit for the nine months ended September 30, 2002. The recorded tax expense for the nine-month period ended September 30, 2003 represents various state and foreign tax obligations. We did not incur any current federal tax expense during the nine-month period ended September 30, 2003 primarily because of the effect of temporary differences arising from the deduction of capitalized service and product development costs for tax purposes, which will not require us to pay any Federal income taxes for 2003, but which will result in a deferred tax liability. The deferred tax liability is offset by our unrecognized deferred tax asset. A valuation allowance has been placed against the remainder of our deferred tax asset. The recorded tax benefit for the nine months ended September 30, 2002 reflects a one-time tax refund, which resulted from new tax law changes that extended the net tax operating loss carryback period from two to five years and eliminated the limitation on utilization of net operating losses against alternative minimum taxable income.

6.	COMMON STOCK, RESTRICTED COMMON STOCK, TREASURY STOCK AND STOCK OPTIONS

At September 30, 2003, there were 16,105,280 shares of our common stock issued of which 15,871,549 were outstanding.

Restricted Stock

On December 19, 2000, the Compensation Committee of our Board of Directors approved the implementation of a restricted share award program pursuant to the stock issuance provisions of the 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”). Under the terms of the program, each officer (Vice President level and above) was given the opportunity to surrender his or her outstanding options under the 1993 Plan with an exercise price of $15.00 or more per share in return for a restricted share award at an exchange ratio of three option shares surrendered for every one share of common stock awarded under the restricted share program. When the restricted share awards were made under the program on January 3, 2001 (“2001 Program”), the fair market value of our common stock was $13.69 per share. The executive officers surrendered options covering a total of 875,126 shares of our common stock with a weighted average exercise price of $41.88 per share in return for an aggregate of 286,875 shares of our common stock subject to vesting. The restricted shares subject to each such award have been and will be issued in a series of six successive equal semi-annual installments on the individuals’ completion of each successful six months of continued employment with us. The shares are fully vested on their issuance, and at September 30, 2003, we had issued 170,340 shares of our common stock under the program.

The fair value of the 286,875 shares awarded was $3.9 million based on the market price of our common stock, which was $13.69 per share at January 3, 2001, and has been included in the financial statements as deferred compensation, and is being amortized ratably over the remaining vesting period.

The following table shows the activity under the 2001 Program:

Number of Shares
Balance at December 31, 2002	11,174
Vested and distributed	(4,582)
Canceled	(2,002)

Balance at September 30, 2003	4,590

On March 18, 2003, we granted 40,000 restricted share rights to two executives under the provisions of the 1993 Plan. These restricted share rights will vest on January 1, 2006 for one executive and March 18, 2006 for the other executive and become issuable as long as the executive remains employed by us through that date. The fair value of the 40,000 restricted share rights granted was $0.2 million based on the market price of our common stock, which was $5.25 per share at March 18, 2003, and has been included in the financial statements as deferred compensation, and is being amortized ratably over the remaining vesting period.

On October 1, 2003 and October 22, 2003, we granted 155,000 and 20,000 restricted share rights, respectively, under the provisions of the 1993 Plan. These restricted share rights will vest at various dates through October 1, 2006 and become issuable as long as the grantee remains employed by or a Director of the Company through the vesting dates. The fair value of the 175,000 restricted share rights granted was $1.5 million based on the market price of our common stock, which was $8.50 per share at October 1, 2003 and $10.11 per share at October 22, 2003. The fair value of the restricted share rights will be included in the financial statements as deferred compensation as of December 31, 2003 and will be amortized ratably over the vesting period.

Restricted stock-based compensation expense recognized during the three months ended September 30, 2003 and 2002 was $0.05 million and $0.1 million, respectively. Restricted stock-based compensation expense recognized during the nine months ended September 30, 2003 and 2002 was $0.1 million and $0.5 million, respectively.

Treasury Stock

During the nine months ended September 30, 2003, we repurchased 2,631 shares of our common stock for $0.01 million in  connection with the termination of two employees. These shares have been included in Treasury Stock as of September 30, 2003.

Stock Option Plans

The following table shows the activity under our stock options plans:

	Number of Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2001 (1,786,246 exercisable at $27.99 weighted average price per share)	812,411	3,212,884	$24.33
Authorized	750,000	—	—
Granted	(1,547,500)	1,547,500	10.47
Exercised	—	(70,556)	8.62
Canceled	1,756,941	(1,756,941)	28.77
Expired	(104,653)	—	11.12

Balance at December 31, 2002 (1,273,850 exercisable at $18.51 weighted average price per share)	1,667,199	2,932,887	14.67
Granted	(939,640)	939,640	5.26
Exercised	—	(28,297)	4.58
Canceled	669,720	(669,720)	14.47
Restricted stock	(40,000)	—	—
Restricted stock canceled	111,946	—	—
Expired	(20,866)	—	26.84

Balance at September 30, 2003 (1,353,508 exercisable at $17.30 weighted average price per share)	1,448,359	3,174,510	$11.95

The activity during the nine-month period ended September 30, 2003 reflects the effect of new option grants and options that were canceled when former employees elected not to exercise their options within the specified exercise period as provided in our stock option plans.

7.	COMMITMENTS AND CONTINGENCIES

We use IBM Information Exchange as the Value Added Network (VAN) over which we provide customers with some of our QRS Exchange™ products and services, such as Data Exchange, QRS Web Forms™ and QRS Managed EC™. We depend on IBM Information Exchange for a substantial part of our revenues.

In July 2002, we entered into a new three-year agreement with IBM effective July 1, 2002 and ending June 30, 2005. The new agreement replaces and supersedes a previous agreement with IBM that would have expired on December 31, 2002. Pursuant to the new IBM contract, we pay fees to IBM based on the amount of our use of its network and other specified services subject to minimum payments set forth in the agreement, which we have met to date. Under this contract we also offer a real-time Internet Protocol (IP)-based transaction network product, Internet Transaction Exchange (ITX), through the use of IBM’s Business Exchange Services – Internet Transfer (BES-IT), formerly Internet Data and Document Exchange (IDDX). We have committed to purchase specified minimum annual amounts of the BES-IT services beginning in 2003. The new agreement allows us to purchase additional services beyond IBM Information Exchange and the BES-IT services at a discounted rate, with no volume commitments or penalties.

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

We have established three irrevocable letters of credit with Wells Fargo Bank, N.A. as security for real property leases in the amounts of $0.6 million, $0.4 million and $0.2 million. These letters of credit remained outstanding as of September 30, 2003 and are collateralized by three certificates of deposit, which have been included in Other Assets in the Condensed Consolidated Balance Sheets.

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

Subsequent Event

Early in the fourth quarter 2003, we entered into an agreement to acquire certain rights to technology. A total of $1.25 million will be paid in the fourth quarter, and we expect to pay an additional $1.0 million during the first half of 2004 on completion of certain deliverables. It is currently expected that during the fourth quarter a portion of the total purchase price will be charged to operating expense as in-process research and development and a portion will be capitalized.

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

We market our products and services in three Solutions Groups: Software Applications, Trading Community Management and Global Services. The following chart shows our current product set within each Solutions Group:

Software Applications	Trading Community Management	Global Services
QRS Catalogue™	QRS Exchange™	QRS Retail Intelligence ServicesSM
QRS Sourcing™	Data Exchange	QRS Professional ServicesSM
QRS Insight	Internet Transaction Exchange	QRS Product Support and Maintenance
QRS Merchandising™	Enterprise Business Exchange
QRS Showroom™	QRS Web Forms™
QRS Managed EC™
QRS Compliance Link™
Access Services

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

Since the beginning of 2002, we executed on and completed the first phase of our long-term strategy to become the market leader in collaborative commerce solutions for the global retail trading community. In this turnaround phase, we rationalized our product and real estate portfolios; reduced operating expenses and returned the Company to profitability; improved our overall organizational effectiveness with a particular focus on sales, marketing and development; and stabilized our revenues. We also strengthened our existing customer relationships and added leading retail industry names to our strong customer list.

We are now in the early stage of the second phase of our long-term strategy, which is focused on revenue growth. Our growth strategy is three-fold: 1) deepen our relationships within our traditional customer base, 2) expand our presence in new retail segments, in Europe and with additional trading partners, and 3) introduce new solutions that deliver value to our customers by helping them better differentiate their companies in the marketplace.

Deepening Our Relationships Within Our Traditional Customer Base

Our products and services address real business issues with solutions that quickly deliver benefits to our customers. In the current challenging economic and market environment, this is especially important. During the third quarter of 2003, we continued to win business with our existing customers, including many leading retail companies in our traditional base of general merchandise and apparel customers. For example, we expanded our relationship with long-time QRS Exchange and QRS Catalogue customer, Saks Inc, when we signed an agreement with Saks to license QRS Sourcing™ to manage and track its products’ development and delivery.

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

Expanding Our Presence In New Retail Segments, in Europe And With Additional Trading Partners

Our second area of focus is to expand the retail trading communities we support. During the third quarter, we continued to win business in retail segments beyond general merchandise and apparel such as consumer packaged goods, sporting goods, grocery, consumer electronics, and health and beauty. To aid our expansion in new retail segments, we actively participate in and support industry initiatives and standards.

In October 2003, we announced the general availability of QRS Catalogue™ 3.6, which represents a major advancement toward QRS’ goal to offer the leading global data synchronization solution for all of our target retail segments. New capabilities include: support for the global trade identification number, or “GTIN,” the new global industry standard for identifying retail products; support for over 400 item attributes; and UCCnet Communications Certification. These enhancements, among others, help QRS to deliver data synchronization to our traditional customer base as well as the European market and adjacent retail segments. The UCCnet Communications Certification in particular is a valuable enhancement to the many data formats and communication protocols currently supported by the QRS Catalogue™, and it is an important step towards helping our manufacturing customers comply with their Wal-Mart requirements.

QRS is certified for the UCCnet Communication Solution using the EDIINT AS2 protocol, meaning QRS is able to exchange messages via an AS2 connection. We are currently working toward becoming a certified and preferred data pool solution provider to UCCnet’s global registry. These steps advance our goal of achieving global interoperability with the Global Data Synchronization Network (GDSN).

We continue to invest in our European sales and operations to increase our share of the supply chain technology market in the region. Retail companies in this region are recognizing that inaccurate product information within their supply chain applications can negatively impact performance. European standards are being developed, facilitating inter-company and international communication. We also see some recognition in the market of the value of supply chain management and visibility solutions. We may pursue additional strategic relationships to help advance our efforts in the European market while leveraging our experience in North American general merchandise and apparel.

We have historically focused primarily on supporting the trading relationships between vendors and retailers. We are now looking for opportunities to sell our products and services to the communities of tens of thousands of service providers, manufacturers, suppliers and distributors serving those vendors and retailers.

Introducing New Solutions That Deliver Value To Our Customers

We believe that we are well positioned to leverage and augment our strength in helping companies connect, transact, collaborate and differentiate themselves. Our product strategy includes enhancing our current product offerings and introducing new products or service offerings that will help our customers continue to work together and collaborate to improve the performance of their supply chains.

We recently enhanced several of our existing products. In the Software Applications Group, we have continued to make enhancements to both QRS Catalogue™, as described above, and to QRS Sourcing™. In the second quarter and again early in the third quarter, we launched two new releases of QRS Sourcing™, enhancing the product’s configurability, streamlining order processing for our customers, and adding new web functionality.

Within our Trading Community Management Solutions Group, we launched QRS Web Forms™ 7.0 early in the fourth quarter 2003. QRS Web Forms™ is an online application that manages all data translation and trading partner compliance for small- and mid-sized suppliers. Version 7.0 offers enhanced functionality that allows suppliers to respond more quickly to their retail customers with the intention of increasing customer satisfaction and reducing the risk of chargebacks resulting from late shipments.

In addition to these product enhancements, we continue to develop new collaborative applications in order to generate future growth. Two products are currently in development for introduction in the first half of 2004: a product information management (PIM) solution and an intelligent transaction management (ITM) platform, on which we will deliver collaborative commerce solutions. Much of our energy in the third quarter was focused on validation, prototyping, packaging and getting early customer feedback for both PIM and solutions built on the ITM platform.

Just as QRS Catalogue™ enables cross-company product information synchronization, PIM is an enterprise software solution that offers a central repository for managing product information within a company. PIM solves a critical need for both retailers and suppliers: without a single, accurate source of product information, costly errors result. Currently, there are often many places within a company where item data is stored, created and edited. Many different people, organizations and internal systems need access to the most updated product information, often simultaneously. In the apparel industry, the additional dimensions of color and size only add potential complexity. In addition, there are typically groups outside of an enterprise that also need to receive product information, each with their own requirements for attributes and formatting of the data. PIM solutions focus on these pain points.

Through a combination of acquired code and internal development resources, we plan to bring our PIM solution to market in the first quarter of 2004. We are already showing an early prototype of our PIM solution to prospective customers and the response has been very positive.

We are also developing an intelligent transaction management (ITM) platform which consists of a series of shared services to support various collaborative applications. This innovative, open architecture platform is made up of a set of reusable components for services such as security, translation and business rules. The platform enables rapid solution deployment and serves as the foundation of our future collaborative product offerings.

The first two ITM-based solutions – transaction outsourcing and transaction lifecycle management – will address two critical problems in the retail industry. Transaction outsourcing, which we believe to be a large and growing market, will enable us to manage a company’s entire electronic commerce program on their behalf, allowing the company to reduce internal infrastructure costs and focus on transaction management and more time on their core competencies. Our transaction lifecycle management solution will help companies that need added visibility and exception management capabilities for improved trading community effectiveness and communication. The need for transaction lifecycle management has grown as the speed of business in retail has accelerated and trading communities have expanded across continents and time zones.

We expect to bring the first of our ITM-based solutions to market in the first half of 2004, and we continue to develop the road map for additional collaborative solutions.

Finally, we continue to actively evaluate potential partners for solutions that complement our existing offerings, have applicability to the retail market and meet our technology criteria. We are assessing products that we can quickly bring to market either through a co-sell, OEM or other partnering relationship. We are also evaluating opportunities to accelerate development of our new collaborative applications, through alliances, licensing and strategic acquisitions.

CRITICAL ACCOUNTING POLICIES

Except as described below, there have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

Revenue recognition

Software Applications: During the second quarter 2003, we sold a QRS Sourcing™ license to Woolworth Germany. We recognized a small portion of the license revenue in the second quarter and a larger portion in the third quarter, using the percentage of completion methodology. During the third quarter 2003, we sold an additional QRS Sourcing™ license to Saks Incorporated, a long-time customer for QRS Exchange™ and QRS Catalogue™. We currently expect to recognize license revenue from both Woolworth Germany and Saks Incorporated during the fourth quarter 2003.

Use of estimates

The calculation of the estimated sublease loss reserve for vacated facilities requires that we make estimates of potential future sublease income. We analyze current market conditions for real estate with the assistance of reputable commercial real estate brokers. However, future actual sublease income may materially differ from estimated amounts as a result of the timing of obtaining a sublease tenant and the amount of the sublease income. As of September 30, 2003, we had one vacated facility near our corporate headquarters in Richmond, California and another in Wakefield, Massachusetts that were not yet subleased.

During the third quarter 2003, we accelerated discussions with our landlord to renegotiate the terms of our lease on a vacated facility in Richmond, California. During the fourth quarter 2003, we entered into a non-binding Letter of Intent with the landlord to reduce both the term of the lease and our total cash commitments over the remaining life of the lease. The Letter of Intent amends the termination date of the lease from 2011 to September 30, 2008 and requires us to prepay on a discounted basis the final two years of the amended term. Our sublease loss accrual takes into consideration the terms from this Letter of Intent, the likelihood that this Letter of Intent will be finalized into a definitive agreement, and our estimate of the likely sublease income to be generated from this facility.

As of September 30, 2003, we vacated our Wakefield, Massachusetts facility, for which our lease obligation continues through June 2007. To determine our sublease loss accrual, we, together with our professional real estate advisors, developed three sublease scenarios. We then assigned probabilities to each scenario. Our sublease liability associated with this facility is based on the weighted average probability of the three scenarios. For each month beyond July 2005 during which the property is not subleased, we would incur an additional $0.03 million of rental expense. If this facility were to be subleased at 50% of our lease rate, we would incur an additional $0.1 million in expense annually over the life of the lease.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the measurement, timing of recognition and reporting of costs associated with exit or disposal activities and restructuring activities. FAS 146 requires that a liability for costs associated with exit or restructuring activities be recognized only when the liability is incurred as opposed to at the time that a company formally approves and commits to an exit plan as set forth in Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted FAS 146 on January 1, 2003, and in conjunction with certain restructuring activities initiated during the third quarter 2003, we recorded a $1.8 million restructuring expense in accordance with FAS 146 (See Note 3 to the Condensed Consolidated Financial Statements).

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

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. We adopted the provisions of EITF No. 00-21 during the third quarter of 2003. The adoption had no material effect on our financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any controlling financial interest in any variable interest entities as of September 30, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation (or right) of the issuer. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. We do not have any financial instruments with characteristics of both liabilities and equity as of September 30, 2003. We understand the FASB has deferred the effective date of paragraphs 9 and 10 of FAS 150. During the third quarter 2003, we adopted all other provisions of FAS 150 and the adoption had no material effect on our financial position or results of operations. We continue to evaluate the impact that adoption of paragraphs 9 and 10 will have on our financial position or results of operations.

Employee Headcount

The following table sets forth the employee headcount information at September 30, 2003 and 2002:

	September 30,
	2003	2002
Full-time headcount:
Customer support, operations and services included in cost of revenues	227	258
Sales and marketing	96	99
Service and product development	117	89
General and administrative	69	70

Total full-time headcount	509	516

The increase in our service and product development headcount reflects our technology investment in our ITM platform and additional collaborative applications.

During the periods through September 30, 2002, our QRS Retail Intelligence ServicesSM utilized part-time employees to provide services to customers. The cost of these employees was included in cost of revenues. At September 30, 2002, in addition to the 516 full-time headcount from the table above were 304 full-time equivalents of part-time employees who were part of QRS Retail Intelligence ServicesSM. During October 2002, we outsourced the administration of essentially all of our QRS Retail Intelligence ServicesSM part-time workforce to a third-party provider. These outsourcing costs are included in cost of revenues.

Revenues and Gross Margins

The following table sets forth the revenues, cost of revenues, gross profit and gross margins for our three Solutions Groups for the three and nine months ended September 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2003	2002	$	%	2003	2002	$	%
Software Applications:
Revenues	$8,333	$8,649	$(316)	(4)%	$24,803	$27,399	$(2,596)	(9)%
Cost of revenues	2,351	2,445	(94)	(4)%	6,795	8,894	(2,099)	(24)%

Gross profit	5,982	6,204	(222)	(4)%	18,008	18,505	(497)	(3)%
Gross margin	72%	72%			73%	68%
Percentage of total revenues	27%	26%			27%	26%

Trading Community Management:
Revenues	16,857	18,753	(1,896)	(10)%	49,859	56,133	(6,274)	(11)%
Cost of revenues	7,955	9,600	(1,645)	(17)%	24,062	29,271	(5,209)	(18)%

Gross profit	8,902	9,153	(251)	(3)%	25,797	26,862	(1,065)	(4)%
Gross margin	53%	49%			52%	48%
Percentage of total revenues	54%	56%			54%	54%

Global Services:
Revenues	6,072	6,138	(66)	(1)%	17,973	20,541	(2,568)	(13)%
Cost of revenues	5,264	5,465	(201)	(4)%	15,753	18,316	(2,563)	(14)%

Gross profit	808	673	135	20%	2,220	2,225	(5)	(0)%
Gross margin	13%	11%			12%	11%
Percentage of total revenues	19%	18%			19%	20%

Total:
Revenues	31,262	33,540	(2,278)	(7)%	92,635	104,073	(11,438)	(11)%
Cost of revenues	15,570	17,510	(1,940)	(11)%	46,610	56,481	(9,871)	(17)%

Gross profit	$15,692	$16,030	$(338)	(2)%	$46,025	$47,592	$(1,567)	(3)%

Gross margin	50%	48%			50%	46%

Overview

Revenues for the third quarter ended September 30, 2003, which totaled $31.3 million, improved from the $30.6 million reported for the second quarter ended June 30, 2003, primarily due to anticipated seasonal strength in Trading Community Management revenue, growth in QRS Retail Intelligence ServicesSM revenue and the recognition of incremental QRS Sourcing™ revenue. During the third quarter 2003, we won business across the retail industry in segments such as general merchandise and apparel, consumer packaged goods, hardlines, do-it-yourself, sporting goods, consumer electronics and health and beauty segments. Substantially all of the revenues within our Trading Community Management Solutions Group and for our QRS Catalogue™ product, totaling approximately 80% of our overall revenue, remain recurring in nature. Substantially all of these revenues continue to be billed to customers on a month-to-month basis or under contractual arrangements generally ranging from one to three years.

There remain many external economic and competitive challenges. Additionally, our fourth quarter total revenue has historically been impacted by seasonal weakness in our Trading Community Management Solutions Group at the end of the year. However, we currently expect to offset that seasonal trend in other areas such that we currently expect fourth quarter 2003 total revenues to be roughly in-line with third quarter 2003 total revenues. Looking further ahead to 2004, with the introduction of our two new products during the first half of 2004, we expect to generate revenues from these products beginning in the second half of 2004.

Third quarter 2003 revenues declined 7% from the $33.5 million reported for the third quarter ended September 30, 2002, primarily due to the difficult economic and competitive environment during much of the comparison periods, pricing pressure, a decline in revenue from our Trading Community Management services targeted at small- and medium-sized businesses and a decline in Enterprise Software Applications revenue. Revenues for the nine-month period ended September 30, 2003, declined 11% from revenues reported for the nine-month period ended September 30, 2002, primarily due to the difficult economic and competitive environment during much of the comparison periods and the discontinuation of several unprofitable software products in mid-2002. The challenging economic environment contributed to a lack of new Enterprise Software Application sales during most of the nine-month periods which resulted in a decline in our QRS Professional ServicesSM revenues. In addition to the economic pressures, competitive pressures caused us to reduce the unit pricing in our Trading Community Management products throughout most of the nine-month periods, and the Company expects that these external factors will continue.

Gross margins for the third quarter 2003 remained steady with the second quarter 2003 at 50%. Third quarter 2003 gross margins were up slightly from the 48% reported for the third quarter 2002. Nine-month 2003 gross margins were 50%, up from 46% for the nine-month 2002 period. These improvements are primarily due to our focus on operational improvement and cost controls, including the impact of reduced headcount included in cost of revenues, largely in our QRS Managed EC™ operations centers and our QRS Professional ServicesSM team; the renegotiation of our network reseller agreement with IBM which resulted in the early renewal of this contract effective July 2002; and the mix of revenues within our Trading Community Management Solutions Group. Based on our 2003 results to date, we currently expect overall gross margins, as a percentage of revenues, to be in the upper-forties to 50% range for the fourth quarter 2003.

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

The following table sets forth the revenues, cost of revenues, gross profit (loss) and gross margins (loss) for our Software Application categories for the three- and nine-month periods ended September 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2003	2002	$	%	2003	2002	$	%
QRS Catalogue™:
Revenues	$8,041	$8,120	$(79)	(1)%	$24,321	$25,175	$(854)	(3)%
Cost of revenues	2,006	2,061	(55)	(3)%	5,850	5,631	219	4%

Gross profit	6,035	6,059	(24)	(0%)	18,471	19,544	(1,073)	(5)%
Gross margin	75%	75%			76%	78%

Enterprise Software Applications:
Revenues	292	515	(223)	(43)%	471	986	(515)	(52)%
Cost of revenues	306	260	46	18%	829	519	310	60%

Gross profit (loss)	(14)	255	(269)	(105)%	(358)	467	(825)	(177)%
Gross margin (loss)	(5)%	50%			(76)%	47%

Other Hosted Software Applications:
Revenues	—	14	(14)	(100)%	11	1,238	(1,227)	(99)%
Cost of revenues	39	124	(85)	(69)%	116	2,744	(2,628)	(96)%

Gross profit (loss)	(39)	(110)	71	(65)%	(105)	(1,506)	1,401	(93)%
Gross margin (loss)	(100)%	(786)%			(955)%	(122)%

Total Software Applications:
Revenues	8,333	8,649	(316)	(4)%	24,803	27,399	(2,596)	(9)%
Cost of revenues	2,351	2,445	(94)	(4)%	6,795	8,894	(2,099)	(24)%

Gross profit	$5,982	$6,204	$(222)	(4)%	$18,008	$18,505	$(497)	(3)%

Gross margin	72%	72%			73%	68%

Software Applications revenues for the third quarter 2003 were consistent with the second quarter 2003 at $8.3 million. Continued recognition of the previously announced QRS Sourcing™ license sold to Woolworth Germany offset a slight decline in QRS Catalogue™ revenues. Recognition of the third quarter QRS Sourcing™ license sale to Saks Incorporated, a long-time customer for QRS Exchange™ and QRS Catalogue™, is currently expected to begin in the fourth quarter.

Third quarter 2003 revenues declined 4% from third quarter 2002 revenues of $8.6 million primarily due to a decline in Enterprise Software Applications revenue. Although we sold QRS Sourcing™ licenses in both the second and third quarters of 2003, the third quarter portion of the multi-quarter revenue stream generated by these sales was less than the revenue generated by the follow-on sales to existing customers that occurred in the third quarter 2002. Nine-month 2003 revenues declined 9% from nine-month 2002 revenues primarily due to the discontinuation of several unprofitable software products in mid-2002 for which revenues totaled $1.2 million for the nine-month period 2002 as well as the consolidation of certain retail divisions of a large QRS Catalogue™ customer in mid-2002.

Software Applications gross margins for the third quarter 2003 of 72% were comparable to the 74% reported for the second quarter 2003, and were consistent with the gross margin range for this Solutions Group over the previous four quarters. Third quarter 2003 Software Applications gross margins remained steady with the third quarter 2002 at 72%. Nine-month 2003 Software Applications gross margins of 73% are up from 68% for the nine-month 2002 period. This improvement is primarily due to cost savings realized from the discontinuation of several unprofitable software products in mid-2002 and our focus on operational improvement and cost controls, including the impact of reduced headcount included in cost of revenues.

As indicated in the table above, our QRS Catalogue™ product represented nearly all of the revenues in the Software Applications Solutions Group in the third quarter 2003. QRS Catalogue™ revenues consist of fees charged for the transmission of Uniform Product Code (UPC) records to and from vendors and retailers and of monthly fees for trading partnerships established between vendors and retailers.

QRS Catalogue™ revenues for the third quarter 2003, which totaled $8.0 million, were roughly flat with the $8.2 million reported for the second quarter 2003 and with third quarter 2002 revenues of $8.1 million. The minor variations in revenues are due to slight changes in the number of trading partnerships. Nine-month 2003 revenues declined 3% from nine-month 2002 revenues primarily due to the consolidation of certain retail divisions of a large customer, May Company, which resulted in lower usage of the QRS Catalogue™ by May Company-related trading partners, offset in part by an increase in the number of non-May Company-related trading partnerships. This consolidation has reduced the number of May Company-related trading partnerships, which, under the current pricing structure, reduced current and expected future QRS Catalogue™ revenues associated with this customer. We expect that retailers will continue to reorganize their operations in attempts to improve operating efficiencies. To the extent that such reorganizations reduce the number of their retail operations, the number of our trading partnerships could also be reduced, which, under our present pricing structure, would reduce revenues in future periods.

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

Cost of revenues for QRS Catalogue™ consists primarily of customer and technical support personnel, allocated costs of our data center and purchased network services to transmit catalogue data to and from our data center. QRS Catalogue™ gross margins for the third quarter 2003 of 75% were down slightly from the 77% reported for the second quarter 2003, in part due to some additional amortization charges included in cost of revenues during the period and additional customer support costs. Third quarter 2003 gross margins were steady with third quarter 2002 gross margins of 75%. Nine-month 2003 gross margins of 76% were down slightly from the 78% for the nine-month 2002 period, primarily due to the change in revenue.

Enterprise Software Applications revenues for the third quarter 2003, which totaled $0.3 million, improved slightly from the $0.2 million reported for the second quarter 2003. Our QRS Sourcing™ software application is designed to enable customers to improve their collaborative sourcing and supply capabilities, financial order management, international logistics and customs management, and collaborative merchandising efforts. We typically provide substantial services to assist our customers with their implementation of our QRS Sourcing™ application through our QRS Professional ServicesSM team. As a result, we recognize the license fee and the associated service fees over the implementation period as the professional services are provided. Typical implementation periods range from two to four quarters. During the second quarter 2003, we sold a QRS Sourcing™ license to Woolworth Germany. We recognized a small portion of the license revenue in the second quarter and a larger portion in the third quarter, using the percentage of completion revenue recognition methodology. During the third quarter 2003, we sold an additional QRS Sourcing™ license to Saks Incorporated, a long-time customer for QRS Exchange™ and QRS Catalogue™. We currently expect to recognize license revenue from both Woolworth Germany and Saks Incorporated during the fourth quarter 2003. We would ideally like to be on a pace to close three to four QRS Sourcing™ transactions per year.

Third quarter 2003 Enterprise Software Applications revenue declined from third quarter 2002 revenues of $0.5 million, and nine-month 2003 Enterprise Software Applications revenues of $0.5 million were down from the $1.0 million reported for the nine-month 2002 period. Although we sold QRS Sourcing™ licenses in both the second and third quarters of 2003, the multi-quarter revenue stream generated by these sales was less than the revenue generated by the follow-on sales to existing customers that occurred in the third quarter 2002. We intend to continue investing in QRS Sourcing™ to meet customer needs. We released upgrades to QRS Sourcing™ during each of the first three quarters of 2003, and we have upgrades to the product scheduled from the fourth quarter into next year.

Enterprise Software Applications cost of revenues for the third quarter remained steady with the second quarter 2003 and the third quarter 2002 at $0.3 million. Nine-month 2003 Enterprise Software Applications cost of revenues of $0.8 million increased from the $0.5 million reported for the nine-month 2002 period. Cost of revenues for all of the comparison periods consisted primarily of amortization costs related to the IBM CrossWorlds licenses purchased during the first quarter 2002. Amortization began in the second quarter 2002 and has been constant each quarter since, driving the increase in the nine-month comparison periods’ results. We entered into a licensing agreement with IBM CrossWorlds for the license of their enterprise applications integration tools to enable QRS’ retail industry customers to accelerate the implementation of QRS® solutions. We amortize the license fees to cost of revenues at the greater of the cost of licenses sold or pro-rated on a straight line basis over the two-year estimated life of the licenses. While we did not sell any licenses of IBM CrossWorlds software in 2002 or in 2003 to date, we seek to sell IBM CrossWorlds licenses together with Enterprise Software Applications. We believe, based on recent sales of QRS Sourcing™ and our current sales projections, that the $6.8 million of intangible assets related to QRS Sourcing™ and the $0.5 million asset associated with the IBM CrossWorlds software are fully recoverable. We continue to monitor these assets for potential impairment.

We recognized essentially no Other Hosted Software Applications revenues during 2003 or during the third quarter 2002. We recognized a total of $1.2 million for the nine-month 2002 period. As previously announced, we discontinued Tradeweave Sales and Inventory Analysis and Tradeweave Logistics in mid-2002. In the third quarter of 2001, we entered into a marketing relationship with MAGIC International, a subsidiary of Advanstar, Inc. and a leading organizer of tradeshows for the fashion and apparel industry, to establish an on-line trading community, “MAGIConline Powered by QRS.” This marketing agreement was renegotiated in the third quarter of 2002 and will expire on December 31, 2003. To date, revenues for our QRS Showroom™ product have been insignificant.

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

Trading Community Management

The Trading Community Management Solutions Group includes the QRS Exchange™ products and services: Data Exchange, Internet Transaction Exchange, Enterprise Business Exchange, QRS Web Forms™, QRS Managed EC™, QRS Compliance Link™ and Access Services. These services encompass all broadly adopted communication standards enabling our customers to communicate electronically using EDI over a VAN, EDI over the Internet, XML, AS2, phone, fax, paper, or a web form. This broad range of communication options helps our customers accommodate collaboration with trading partners of any size. Revenues consist primarily of fees charged for the transmission of standard business documents measured in kilocharacters (KCs) over the IBM VAN, monthly fees for leased line connections and service fees to convert documents from paper to electronic format. Revenues are recognized in the month that the services are performed.

Trading Community Management revenues for the third quarter 2003, which totaled $16.9 million, improved from the $16.3 million reported for the second quarter 2003. Third quarter 2003 volumes increased over second quarter 2003 levels on seasonal strength. Third quarter 2003 unit pricing remained relatively steady with the second quarter 2003, reflecting our previously announced implementation of industry standard minimum pricing thresholds for our lower volume customers, which we implemented in the second quarter.

Third quarter 2003 Trading Community Management revenues declined 10% from third quarter 2002 revenues of $18.8 million, primarily due to continued unit pricing pressure and to a decline in revenue from Access Services. Access Services is the portion of our business focused on reselling leased lines and dial-up connectivity, representing roughly 10% of our Trading Community Management revenues in the third quarter 2003, down from 14% a year ago. Third quarter 2003 volumes were up slightly from third quarter 2002 levels. Nine-month Trading Community Management revenues were down 11% from nine-month 2002 revenues primarily due to continued unit pricing pressure, impacting pricing for both new and existing customers. Nine-month 2003 volumes were up from nine-month 2002 levels. If in future periods we are required to reduce prices further, these reductions in our net revenue per kilocharacter will reduce our Trading Community Management revenues to the extent that pricing changes are not offset by increased unit volume or other factors.

Trading Community Management revenues include revenues from our trading community enablement solutions that support smaller trading partners, such as our QRS Managed EC™ and QRS Web Forms™ offerings. These two products help small- and medium-sized businesses communicate by converting paper transactions to the electronic transmissions supported by their larger trading partners. Revenues for these two products totaled $2.8 million for the third quarter 2003, consistent with the $2.8 million for the second quarter 2003 and down from the $3.4 million for the third quarter 2002. The year-over-year decline primarily reflects a decline in the revenue per customer.

Trading Community Management gross margins for the third quarter 2003 of 53% improved slightly from the 51% reported for the second quarter 2003 primarily due to the seasonal improvement in revenue. Third quarter 2003 Trading Community Management gross margins also improved from the 49% reported for the third quarter 2002. Nine-month 2003 gross margins of 52% were up from nine-month 2002 gross margins of 48%. The three-month and nine-month year-over-year improvements were primarily due to savings from our 2002 amended network services agreement with IBM (See Note 7 to the Condensed Consolidated Financial Statements). These cost decreases were partially offset by increases in costs allocated from our data center. Additional Trading Community Management cost of revenue components include: customer support services, including QRS Managed EC™ personnel; allocated costs for our data center and other technical support personnel; and amortization of capitalized service and product development costs for technology used in our QRS Managed EC™ operations centers.

Global Services

The Global Services Solutions Group consists primarily of: QRS Retail Intelligence ServicesSM; QRS Professional ServicesSM, primarily services provided to help our customers with their implementations of our licensed software products; and software maintenance for our Enterprise Software Applications products, including post-contract support services.

Global Services revenues for the third quarter 2003, which totaled $6.1 million, increased from the $5.9 million reported for the second quarter 2003 primarily driven by increased QRS Retail Intelligence ServicesSM revenue. Third quarter 2003 revenues were consistent with third quarter 2002 revenues of $6.1 million as declines in our QRS Professional ServicesSM revenues caused by a lack of Enterprise Software Applications sales in previous periods were offset by gains in our QRS Retail Intelligence ServicesSM revenues. Nine-month 2003 revenues declined 13% from nine-month 2002 revenues primarily due to the decline in QRS Professional ServicesSM revenues caused by a lack of Enterprise Software Applications sales in previous periods. Both QRS Professional ServicesSM and software maintenance revenues will continue to be dependent, to a large extent, on new sales of Enterprise Software Applications.

Global Services revenues include revenues from QRS Retail Intelligence ServicesSM, which includes offering for competitive price comparisons in local markets, price accuracy checking, product merchandising evaluations and store employee performance assessments. QRS Retail Intelligence ServicesSM revenues totaled $5.0 million for the third quarter 2003, up 4% from the $4.8 million for the second quarter 2003, and up 9% from the $4.6 million for the third quarter 2002. The sequential improvement in QRS Retail Intelligence ServicesSM revenues was driven, in part, by the results of our marketing efforts outside of our traditional base of grocery retailer customers, which we substantially began in the second quarter 2003. During the third quarter 2003, we sold or initiated new projects with national general merchandise and apparel chains, national specialty retailers and consumer packaged goods suppliers. The year-over-year revenue growth reflects additional revenues from new and existing customers, which more than compensated for revenue losses associated with the bankruptcies of two major customers, Kmart and Fleming.

Cost of revenues for Global Services consists primarily of payroll and outsourcing costs for data-collecting field personnel, software application consultants and technical support personnel for our Enterprise Software Applications. Global Services gross margins for the third quarter 2003 of 13% were up slightly from the 12% for the second quarter 2003, driven by the improvement in revenue. Third quarter 2003 gross margins were up slightly from the 11% reported for the third quarter 2002 partly due to the improvement in revenue and the improved utilization of our QRS Professional ServicesSM team driven by reductions in headcount and additional sales of QRS Sourcing™. Nine-month 2003 gross margins of 12% are up slightly from 11% for the nine-month 2002 period primarily due to the improved utilization of our QRS Professional ServicesSM team.

Operating Expenses

The following table sets forth our operating expenses and the related percentages of our total revenues by sales and marketing, service and product development, and general and administrative expenses for the three and nine months ended September 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	% of Revenues	2002	% of Revenues	2003	% of Revenues	2002	% of Revenues
Operating expenses:
Sales and marketing	$5,258	17%	$5,928	18%	$16,058	17%	$22,582	22%
Service and product development	3,198	10%	3,514	10%	9,356	10%	11,425	11%
General and administrative	4,654	15%	5,296	16%	13,796	15%	17,478	17%

Operating expenses before amortization and restructuring expenses	13,110		14,738		39,210		51,485
Amortization of other intangible assets	800	3%	872	3%	2,488	3%	2,616	3%
Restructuring Expenses	5,279	17%	—	—	5,279	6%	—	—

Total operating expenses	$19,189	61%	$15,610	47%	$46,977	51%	$54,101	52%

Overview

Operating expenses for the third quarter 2003, which totaled $19.2 million, were up from the $13.4 million reported for the second quarter 2003 primarily due to the inclusion in the third quarter 2003 of a $5.3 million restructuring charge and the inclusion in the second quarter 2003 of approximately $0.5 million of operating expense benefits, primarily related to the favorable resolution of various tax related matters.

Third quarter 2003 operating expenses increased from the $15.6 million reported in the third quarter 2002 primarily due to the inclusion of the third quarter 2003 restructuring charge. We continue to focus on cost controls, process improvements and operational discipline. Nine-month 2003 operating expenses declined 13% from nine-month 2002 operating expenses, in spite of the inclusion of the third quarter 2003 restructuring charge. We expect to realize a small decrease in operating expenses in the fourth quarter of 2003 due to the centralization of our development team in our Richmond, California headquarters, which is discussed in Restructuring Expenses below. Beginning in the first quarter 2004, we expect the savings from this restructuring to be in the range of half a million dollars per quarter.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs in our sales and marketing organizations as well as the costs of various marketing programs. At September 30, 2003, we sold our products and services to the global marketplace primarily through our direct field sales force and our telesales group. At September 30, 2003, we had 96 full-time employees in our sales and marketing groups, compared to 92 at the end of the second quarter 2003 and 99 at the end of the third quarter 2002. At September 30, 2003, we had 69 full-time employees in our sales organization, the majority of whom carry quota, comprised of 58 employees located in North America and 11 employees located in Europe, primarily in the United Kingdom. Included in the North American sales team are 36 quota carrying field sales representatives and management. The remaining members of the North American sales team are quota carrying internal sales representatives and non-quota carrying operations and administrative employees.

Sales and marketing expenses for the third quarter 2003, which totaled $5.3 million, were up 5% from the $5.0 million reported for the second quarter 2003, reflecting increased spending related to preparations for the launch of our product information management solution and intelligent transaction management platform which are scheduled for delivery in the first half of next year. Third quarter sales and marketing expenses declined 11% from third quarter 2002 expenses of $5.9 million, and nine-month 2003 expenses declined 29% from nine-month 2002 expenses. These declines were primarily due to declines in headcount and payroll related costs totaling $4.4 million for the nine-month period, reductions in marketing costs and other professional fees of $1.5 million for the nine-month period and reductions of bad debt expense of $0.4 million for the nine-month period.

Service and Product Development Expenses

Service and product development expenditures consist primarily of personnel, consulting and equipment costs related to research, development and enhancements of our Enterprise Software Applications and hosted software applications, our intelligent transaction management platform and additional collaborative applications, our QRS Web Forms™ solution, and other software for internal use at our QRS Managed EC™ operations centers. A portion of these expenditures, including those associated with our investment in an intelligent transaction management platform and additional collaborative applications, is capitalized as required by American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” which applies to hosted services such as this platform and our QRS Catalogue™. Another portion of these expenditures, including those associated with upgrades to our QRS Sourcing™ application, a licensed Enterprise Software Applications that is installed at our customer’s business, will be expensed under the provisions of FAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” At September 30, 2003, we had 117 full-time employees in our service and product development groups, compared to 116 at the end of the second quarter 2003 and 89 at the end of the third quarter 2002. During 2002 and 2003, we supplemented our internal development resources through several arrangements with outsourced development companies which were substantially completed by mid-year 2003.

Service and product development expenses for the third quarter 2003 were consistent with second quarter 2003 expenses at $3.2 million. Third quarter 2003 expenses were down 9% from third quarter 2002 expenses of $3.5 million. Nine-month 2003 expenses were down 18% from nine-month 2002 expenses. All of these amounts are net of capitalized service and product development costs which totaled $1.3 million for the third quarter 2003, $1.4 million for the second quarter 2003, $0.4 million for the third quarter 2002, $4.2 million for the nine-months 2003 and $1.1 million for the nine-months 2002.

The sum of our expensed and capitalized amounts, reflecting our total investment, was sequentially flat between the second and third quarters of 2003 at $4.5 million, and was up 17% from the $3.9 million for the third quarter 2002 to the third quarter 2003. For the nine-month 2003 period, the sum of our expenses and capitalized amounts was $13.5 million, up 8% from the $12.5 million for the nine-month 2002 period. These increases reflect our ongoing investment in technology to better serve our customers in the future and help drive future growth. During the third quarter, we continued to invest in improvements to QRS Catalogue™, QRS Sourcing™ and QRS Web Forms™ and in the development and upgrading of our product technology and architecture. We released upgrades to QRS Sourcing™, QRS Catalogue™ and QRS Web Forms™ during the third quarter and early fourth quarter 2003.

During the remainder of 2003 and part of 2004, we plan to utilize a combination of internal resources and, where appropriate, externally acquire technology components to develop a new base technology platform that will help QRS more rapidly and efficiently deliver solutions that bring value to our customers. We intend to continue parallel development and enhancement efforts to our current products on their current technology platforms and development of our product information management solution while building the new base platform. We completed several initial components of our intelligent transaction management platform during the third quarter, keeping us on track and progressing well. While hitting our development milestones, we have been using our resources more efficiently than we anticipated. As a result, we now believe our capitalized service and internal product development costs for the full year 2003 will be in the $6 to $8 million range, slightly below what we had previously anticipated. We currently expect to continue investing and capitalizing roughly at or slightly above our fourth quarter 2003 run rate during 2004.

We regularly evaluate opportunities to accelerate our technology development, including through alliances, licensing and strategic acquisitions. To the extent we license or acquire pre-existing technologies or businesses to accelerate development, we would expect to invest less in internal service and product development resources.

During the third quarter 2003, we amortized to cost of revenues approximately $0.4 million of capitalized software development costs related primarily to QRS Catalogue™ and another $0.3 million related to various software licenses. In accordance with the provisions of AICPA SOP No. 98-1, amortization of the costs associated with the intelligent transaction management platform and additional collaborative applications will begin as each version is completed and ready for use. We expect to begin amortization in the first half of 2004. Amortization of these costs will occur over the products’ useful lives, which we estimate to be approximately three years. Based on our current estimate of total 2003 capitalized development costs, we anticipate that by the end of 2004, our software development amortization expense, to be included as a component of cost of revenues, will increase by approximately $0.5 million per quarter over our 2003 levels.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and the related costs of our administrative organizations, such as finance, legal, human resources and MIS, as well as professional fees and other costs. At September 30, 2003, we had 69 full-time employees in our general and administrative groups, compared to 76 at the end of the second quarter 2003 and 70 at the end of the third quarter 2002.

General and administrative expenses for the third quarter 2003, which totaled $4.7 million, were up 6% from the $4.4 million reported for the second quarter 2003. A substantial portion of the $0.5 million second quarter operating expense benefits, which were primarily related to the favorable resolution of various tax related matters, were credited to general and administrative expenses. After adding back those credits to the second quarter 2003 net expense amount, general and administrative expense declined slightly from the second quarter 2003 to the third quarter 2003.

Third quarter 2003 general and administrative expenses declined 12% from third quarter 2002 expenses of $5.3 million, and nine-month 2003 expenses declined 21% from nine-month 2002 expenses. These significant year-over-year reductions in spending are a result of our ongoing commitment to improve efficiency throughout our general and administrative functions.

While we have reduced overall general and administrative expenses, we have incurred additional costs associated with evolving regulatory requirements such as the Sarbanes-Oxley Act of 2002. While we will continue to focus on overall general and administrative spending, we expect to continue incurring additional costs in connection with our internal controls systems primarily to maintain compliance with these evolving requirements and also to address ongoing business needs.

Amortization of Other Intangible Assets

Other intangible assets totaled $7.4 million at September 30, 2003, comprised primarily of $6.8 million related to acquired technology associated with our QRS Sourcing™ product. Amortization of other intangible assets for the third quarter 2003 was $0.8 million, compared to $0.8 million in the second quarter 2003 and $0.9 million in the third quarter 2002. The year-over-year decrease in amortization of other intangible assets resulted primarily from our non-compete agreements becoming fully amortized during the first quarter of 2003.

During 2003, we have experienced slower revenue growth than previously anticipated and have been negatively impacted by difficult industry and economic trends. During the third quarter of 2003, we assessed whether our other intangible assets have been impaired as prescribed by SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We prepared our impairment analysis in accordance with SFAS No. 144 and concluded that our estimate of future net cash flows would be sufficient to recover the carrying value of the intangible assets as of September 30, 2003.

Restructuring Expenses

As our development plans and product strategy solidified in the first half of 2003, we began a project to review our overall cost structure. During the third quarter 2003, we completed our cost structure review with the goals of creating better alignment with our growth strategy and finding additional potential efficiencies. As a result, we recorded restructuring expenses of $5.3 million during the quarter ended September 30, 2003, consisting of several components.

We centralized substantially all of our development team to our Richmond, California headquarters and streamlined other parts of our operations, primarily general and administrative services. These actions resulted in a restructuring charge of $1.8 million, consisting of $1.2 million related to the closure of our Wakefield, Massachusetts facility, $0.1 million related to the abandonment and write-off of certain equipment and leasehold improvements and $0.5 million related to termination of 43 employees located in Wakefield, Massachusetts and Richmond, California. The restructuring charge was somewhat offset by a $0.2 million third quarter reduction in a previous severance accrual. Of the 43 terminated employees, the last day of employment for 29 of them was on or before September 30, 2003. Additional severance and benefit costs of up to a total of $0.2 million are expected to be incurred during the fourth quarter 2003 and the first quarter 2004 related to transition costs associated with terminated employees who will provide ongoing services until they leave the Company either in the fourth quarter 2003 or the first quarter 2004. These remaining severance and benefit costs will be included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as restructuring expenses. We expect the total obligation in connection with these restructuring activities to be slightly less than $2.0 million. We expect to realize a small decrease in operating expenses in the fourth quarter of 2003 due to the centralization of our development team in our Richmond, California headquarters, as discussed in Operating Expenses, Overview above. Beginning in the first quarter 2004, we expect the savings from this restructuring to be in the range of half a million dollars per quarter.

As further discussed in Critical Accounting Policies, Use of Estimates, to determine our sublease loss accrual related to our Wakefield, Massachusetts facility, we, together with our professional real estate advisors, developed three sublease scenarios. We then assigned probabilities to each scenario. Our sublease liability associated with this facility is based on the weighted average probability of the three scenarios. For each month beyond July 2005 during which the property is not subleased, we would incur an additional $0.03 million of rental expense. If this facility were to be subleased at 50% of our lease rate, we would incur an additional $0.1 million in expense annually over the life of the lease.

Also during the third quarter 2003, we accelerated discussions with our landlord to renegotiate the terms of our lease on a vacated facility in the San Francisco Bay Area, driven by the difficult real estate market in that region. During the fourth quarter 2003, we entered into a non-binding Letter of Intent with the landlord to reduce both the term of the lease and our total cash commitments over the remaining life of the lease. The Letter of Intent amends the termination date of the lease from 2011 to September 30, 2008 and requires us to prepay on a discounted basis the final two years of the amended term. Under the terms of the non-binding Letter of Intent, the total prepayment will be approximately $3.3 million, half of which would be paid on completion of a binding agreement which is expected to occur in the fourth quarter 2003, and the other half of which would be paid in early first quarter 2004. We recorded a $3.7 million restructuring expense for the period ended September 30, 2003 to cover all of our estimated revised obligations related to this facility. As further discussed in Critical Accounting Policies, Use of Estimates, our sublease loss accrual for the Richmond, California facility takes into consideration the terms from this Letter of Intent, the likelihood that this Letter of Intent will be finalized into a definitive agreement, and our estimate of the likely sublease income to be generated from this facility.

The following is a summary of the restructuring liabilities from December 31, 2002 to September 30, 2003 (in thousands):

	Liability as of December 31, 2002	Additions (Reductions)	Cash Payments	Liability as of September 30, 2003
Severance—2001 (included in Accrued compensation)	$589	$(155)	$(434)	$—
Facilities closure—2001	9,103	3,681	(2,121)	10,663
Severance—2003 (included in Accrued compensation)	—	527	(57)	470
Facilities closure—2003	—	1,159	—	1,159

Total	$9,692	$5,212	$(2,612)	$12,292

The Additions (Reductions) to the restructuring liabilities of $5.2 million in the table above exclude the $0.1 million portion of the restructuring charge related to the abandonment and write-off of certain equipment and leasehold improvements. We expect to pay the remaining obligations related to severance and benefits by the end of the second quarter of 2004. Based on our sublease assumptions described above and actual subleases in effect on other properties, $6.4 million of the total facilities closure liability of $11.8 million has been classified as a current liability and the remaining $5.5 million has been classified as non-current.

Operating Income

Operating loss for the third quarter 2003, which totaled $3.5 million, or 11% of revenues, declined from operating income of $1.8 million, or 6% of revenues, reported for the second quarter 2003 primarily due to the inclusion, in the third quarter 2003, of a $5.3 million restructuring charge and the inclusion, in the second quarter 2003, of approximately $0.5 million of operating expense benefits, primarily related to the favorable resolution of various tax related matters. The third quarter restructuring charge had the effect of reducing our operating margins, as a percentage of revenues, by 17%. The second quarter operating expense benefit had the effect of improving our operating margins, as a percentage of revenues, by approximately 2%.

Third quarter 2003 operating loss declined from operating income of $0.4 million, or 1% of revenues, reported in the third quarter 2002 primarily due to the inclusion of the third quarter restructuring charge. Nine-month 2003 operating loss of $1.0 million improved from nine-month 2002 operating loss of $6.5 million despite the inclusion of the third quarter restructuring charge.

As we look ahead, we continue to target ongoing improvements in our operating margin, tempered by our objective of reinvesting for revenue growth.

Interest Income

Interest income consists primarily of interest earned on cash, cash equivalents and marketable securities available-for-sale. Interest income decreased from $0.2 million in the third quarter of 2002 to $0.1 million in the third quarter of 2003 due to a reduction in investment yields.

Net Income and Earnings Per Share

Net loss for the third quarter 2003, which totaled $3.5 million, or 22 cents per share, declined from net income of $1.8 million, or 12 cents per share diluted, reported for the second quarter 2003 primarily due to the inclusion, in the third quarter 2003, of a $5.3 million restructuring charge and the inclusion, in the second quarter 2003, of approximately $0.5 million of operating expense benefits, primarily related to the favorable resolution of various tax related matters. The third quarter restructuring charge had the effect of reducing our diluted earnings per share by 33 cents. The second quarter operating expense benefit had the effect of improving our diluted earnings per share by approximately 4 cents.

Third quarter 2003 net loss declined from the $0.6 million, or 4 cents per share diluted, net income reported in the third quarter 2002 primarily due to the inclusion of the third quarter restructuring charge. Nine-month 2003 net loss of $0.8 million improved from nine-month 2002 net loss of $5.0 million, despite of the inclusion of the third quarter restructuring charge.

For information regarding the number of shares used to compute earnings per share, please refer to Note 4 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities available-for-sale increased to $37.0 million at September 30, 2003 from $36.4 million at June 30, 2003, and decreased from $39.6 million at December 31, 2002. The decline from year-end 2002 was due primarily to our investment of $4.2 million in capitalized service and product development and $2.8 million in other capital expenditures, offset by positive cash flows from operations. Working capital was $24.1 million at September 30, 2003 compared to $26.4 million at December 31, 2002. Our days sales outstanding (DSOs) were 47 days at September 30, 2003, comparable to 46 days at June 30, 2003 and 47 days at September 30, 2002. We expect to maintain DSOs in the mid-forties going forward.

Total assets decreased from $81.9 million at December 31, 2002 to $80.7 million at September 30, 2003, due to a reduction in cash, cash equivalents, and marketable securities, the amortization of other intangible assets and the amortization of IBM CrossWorlds licenses. Total liabilities decreased from $37.8 million at December 31, 2002 to $36.9 million at September 30, 2003, resulting from the decline in our accounts payable balance and the decline in our accrued compensation balance due to payments of annual bonuses in the first quarter of 2003.

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

We believe that cash, cash equivalents, and marketable securities available-for-sale at September 30, 2003 and cash forecasted to be generated from future operations, excluding any lease prepayments, will be sufficient to continue funding capital expenditures and our planned technology investments for the fourth quarter 2003. We currently believe that cash, cash equivalents, and marketable securities available-for-sale at the end of 2003 will be in the mid-$30’s million range.

Early in the fourth quarter 2003, we entered into an agreement to acquire certain rights to technology. A total of $1.25 million will be paid in the fourth quarter, and we expect to pay an additional $1.0 million during the first half of 2004 on completion of certain deliverables. It is currently expected that during the fourth quarter a portion of the total purchase price will be charged to operating expense as in-process research and development and a portion will be capitalized.

Also during the third quarter 2003, we accelerated discussions with our landlord to renegotiate the terms of our lease on a vacated facility in the San Francisco Bay Area, driven by the difficult real estate market in that region. During the fourth quarter 2003, we entered into a non-binding Letter of Intent with the landlord to reduce both the term of the lease and our total cash commitments over the remaining life of the lease. The Letter of Intent amends the termination date of the lease from 2011 to September 30, 2008 and requires us to prepay on a discounted basis the final two years of the amended term. Under the terms of the non-binding Letter of Intent, the total prepayment will be approximately $3.3 million, half of which would be paid on completion of a binding agreement which is expected to occur in the fourth quarter 2003, and the other half of which would be paid in early first quarter 2004. We recorded a $3.7 million restructuring expense for the period ended September 30, 2003 to cover all of our estimated revised obligations related to this facility. We will continue to manage the business with a strong focus on our cash.

We have no plans to pay dividends with respect to our common stock in the foreseeable future.

During 1997, 1998, and 2000, our board of directors authorized the repurchase of an aggregate of $15 million of our common stock in both open market and block transactions, of which approximately $7 million has been repurchased as of September 30, 2003. Shares purchased under this program are held in the corporate treasury for future use including employee stock option grants and the Employee Stock Purchase Plan.

At September 30, 2003, future payments under contractual arrangements are as follows (in thousands):

	Minimum Lease Commitments (1)	Vendor Commitments	Total
2003 (remaining 3 months)	$1,989	$2,918	$4,907
2004	7,247	13,700	20,947
2005	5,291	6,635	11,926
2006	5,170	—	5,170
2007	5,010	—	5,010
2008 & thereafter	13,978	—	13,978

Total	$38,685	$23,253	$61,938

(1)	Represents operating lease commitments for facilities in use and other equipment, as well as capital lease obligations. The table also includes minimum lease commitments for vacant facilities that are available for sublease. Receipt of these estimated sublease payments has not been included. The table excludes the effect of the terms of the non-binding Letter of Intent related to our Richmond, California vacated facility, discussed above in Restructuring Expenses, which would result in a reduction of the total minimum lease commitments and require a prepayment of approximately $3.3 million of payments scheduled to be paid in 2007 and 2008 & thereafter.

Stock Options

As illustrated in the table included in Note 6 to the Condensed Consolidated Financial Statements, outstanding stock options totaled 3.2 million as of September 30, 2003, up from the total outstanding options of 2.9 million as of December 31, 2002. The change reflects the effect of new option grants and options that were canceled when former employees elected not to exercise their options within the specified exercise period as provided in our stock option plans. These canceled stock options become available for future issuances under our stock option plans. At September 30, 2003, we had 1.4 million options available for grant under our stock option plans.

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

In addition, quarterly revenues have declined sequentially from the first quarter 2002 to the second quarter 2003. Our revenues may continue to decline and we may not be able to continue reducing our operating expenses sufficiently or quickly enough in future periods to offset such revenue reductions. We may also incur additional restructuring charges in future periods. As a result, we may experience losses in future periods.

During 2002 and the first nine months of 2003, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly as a result of decreases in customer demand, decreases in acceptance of our future products, or additional restructuring expenses, our ability to generate positive cash flow from operations may be jeopardized. As a result, we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

We have experienced significant changes in our senior management team.

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

The increasing use of the Internet as a communications medium has changed the competitive environment of our industry. The supply chain management industry is now characterized by rapid technological innovation and a long-term trend towards Internet-based communications over proprietary VAN-based communications. While we continue to develop solutions that take advantage of the Internet’s potential, we expect the majority of our Trading Community Management revenues for the foreseeable future to be derived from our traditional VAN-based services. The future success of our services and products will depend, in part, on our ability to continue developing products and services that are compatible with the Internet. The increased commercial use of the Internet could require substantial modification and customization of our services and products and the introduction of new services and products. Additionally, should we not develop, release, and achieve commercial acceptance of Internet-based solutions, accelerated adoption of Internet-based communication could have a significant negative impact on our revenues. Our competitors and potential competitors may develop competing technologies that are more effective or more effectively marketed than the services and products marketed by us or that render our services or products obsolete or noncompetitive.

In addition, the markets for our Software Applications are subject to rapid technological change, changing client needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Our growth and future operating results will depend, in part, on our ability to enhance existing applications and develop and introduce new applications or capabilities, such as product information management.

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

We may not successfully complete our development of our new ITM platform, improvements to our QRS Catalogue™, and development of additional collaborative applications including product information management, transaction outsourcing, and transaction lifecycle management. In addition, the conversion of customers, products and services to this new platform may experience problems or be unsuccessful.

In 2003 and 2004, we expect to significantly increase our investment in services and product development, including total projected capitalized expenditures during 2003 of $6 to 8 million for the development of our new ITM platform, improvement to our QRS Catalogue™, and development of additional collaborative applications including transaction outsourcing and transaction lifecycle management in order to address the needs of our current and future customers. We currently expect to continue investing and capitalizing roughly at or slightly above our fourth quarter 2003 run rate during 2004. In addition, we regularly evaluate opportunities to accelerate our technology development, including through alliances, licensing and strategic acquisitions. We believe that the successful development of the ITM platform, improvements to our QRS Catalogue™, and additional collaborative applications including product information management, transaction outsourcing, and transaction lifecycle management is important to our future success in continuing to sell products and services to our existing customers and expanding our presence in new retail sectors and geographies.

We do not have experience in developing a technology platform of the magnitude and complexity we are planning. If the complexity is greater than anticipated or we are unable to recruit and retain individuals with the necessary skills, we may be unable to build the technology platform at all or in the time expected or at an appropriate cost. Delays or a failure in the development of our ITM platform or value-added applications may have an adverse effect on our performance and operating results.

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

We are dependent on the IBM Information Exchange and BES-IT (formerly IDDX) services.

Pursuant to a contract with IBM that expires on June 30, 2005, we use IBM Information Exchange as the VAN over which we provide customers with most of our QRS Exchange™ products and services. We depend on IBM Information Exchange for a substantial part of our revenues. Under this contract we also offer a real-time Internet Protocol (IP)-based transaction network product, Internet Transaction Exchange (ITX), through the use of IBM’s Business Exchange Services – Internet Transfer (BES-IT), formerly Internet Data and Document Exchange (IDDX). When our contract with IBM expires, should IBM decide to increase the prices that it charges us or reduce the amount of discounts or allowances we currently receive, and we are not able to pass along such increased costs to our customers, our business, financial condition and results of operations could be materially adversely affected. In addition, pursuant to the IBM contract, we will pay fees to IBM based on the amount of our use of its network services subject to specified minimum payment amounts. If our use of the network services declines, our gross margins will decrease, thereby also adversely affecting our business and operating results.

Because we have no right to control the maintenance and operation of either IBM Information Exchange or BES-IT, we are subject to factors outside of our control that may adversely affect the operation of IBM Information Exchange and BES-IT services and thus our business and results of operations. In addition, if IBM becomes unable or unwilling to provide or continue to support IBM Information Exchange or BES-IT services, we would either have to provide these services directly or arrange for another third party to provide such services. We cannot assure you that we would be able to do so on a timely basis, if at all, or that the costs of any such arrangements would not materially adversely affect our business and results of operations. Disruption or unavailability of IBM Information Exchange or BES-IT services may have a material adverse effect on our business, results of operations and financial condition.

While we purchase network connectivity and electronic commerce-related services from IBM, a portion of the purchased connectivity services are actually provided by AT&T, which purchased IBM’s Global Network and corporate networking business in April 1999. IBM resells the AT&T Global Network to us. IBM and AT&T are free to compete against us, and either of them may compete with us now or in the future. If IBM, AT&T or any other entity markets IBM Information Exchange or BES-IT services to the retail industry or directly to our customers, or permits one or more of our competitors to use and remarket IBM’s Information Exchange or BES-IT services to the retail industry, it could adversely affect our business, financial condition and results of operations.

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

Failure to enter into a binding agreement to restructure the lease of a vacated facility in the San Francisco Bay Area could have a material adverse effect on our business and results of operations.

Recently, we entered into a non-binding Letter of Intent with the landlord of a vacated facility near our corporate headquarters in Richmond, California. This Letter of Intent reduces both the term of the lease and our total cash commitments over the remaining life of the lease. If we fail to enter into a binding agreement formalizing the terms of this Letter of Intent, we may be required to increase our sublease loss accrual and incur cash expenditures related to this facility by as much as $6 million. The increased sublease loss accrual and the associated cash payments could have a material adverse effect on our business, financial condition and results of operations.

Damage to our data center facility could have a material adverse effect on our business and results of operations.

Our data center is located in a single facility and we have no present intention of establishing an additional data center in a separate location. Notwithstanding the precautions that we have taken to protect ourselves and our customers from delivery interruption events, a fire, earthquake or other natural disaster, a virus attack or an accident affecting the data center could disable our computer system. Any significant damage to our data center, or disruption of its connectivity to IBM Information Exchange, BES-IT services or the AT&T network, could have a material adverse effect on our business, financial condition and results of operations.

If our consolidation of our internal customer billing systems and our related price changes for certain products and services are unsuccessful, our revenues could be adversely impacted.

As of June 30, 2003, we consolidated our multiple internal customer billing systems and converted to an integrated billing system for all customers. All customer invoices were converted to the new system. We also changed our price structure for certain of our products and services as part of this process. We must continue to identify, successfully address and verify the resolution of many complex issues associated with the consolidation and conversion. If we encounter future problems related to the consolidation and conversion, we may experience difficulty in providing accurate, timely invoices to our customers. Also, we cannot be certain that our new pricing structure will be acceptable to our customers. If we are unable to provide accurate, timely invoices to our customers or our customers respond adversely to our new pricing structure, our revenues could be adversely impacted.

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

The table below presents principal amounts and related weighted average interest rates due by date of maturity for the marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At September 30, 2003, the weighted average maturity of the marketable securities portfolio was 227 days.

(Amounts in thousands)	Maturity 2003	Maturity 2004	Maturity 2005	Total	Fair Value at September 30, 2003
Governmental Agencies	$602	$507	$1,510	$2,619	$2,619
Corporations	5,387	1,495	—	6,882	6,882

Total	$5,989	$2,002	$1,510	$9,501	$9,501

Weighted average interest rate	1.55%	2.22%	1.75%	1.72%	1.72%

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

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit Number	Description
10.46	Agreement, dated September 23, 2003 between the Company and Phil Schlein.

10.47	Employment Agreement, dated April 1, 2003 between the Company and Jack Parsons.

10.48	Employment Agreement, dated September 1, 2003 between the Company and Ray Rike.

31.1	Form of Rule 13a-14(a) Certification

31.2	Form of Rule 13a-14(a) Certification

32.1	Section 1350 Certification

B. Reports on Form 8-K

Date	Item Reported

July 29, 2003	We furnished a Current Report on Form 8-K dated July 29, 2003 in connection with our issuance of a press release of the financial results for the second quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

QRS CORPORATION

November 10, 2003	/s/ JOHN C. PARSONS, JR.
Senior Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)