Form 10-K
period 2003-12-31
QRS CORP
filed 2004-03-15
CIK 906551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $49.6 million as of June 30, 2003, based upon the closing price on the Nasdaq National Market reported for such date. As of March 2, 2004, there were 15,928,263 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements regarding our business strategy, future operations, future financial position, estimated revenues or earnings (losses), projected costs, prospects, plans and objectives. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in the forward-looking statements as a result of various factors which are identified in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document. These factors include: general economic and business conditions; specific conditions in the retail industry; competition; changes in senior management; rapid technological change in our industry; dependence upon key customers and their trading partners; ability to introduce and market acceptance of new products and services; the ability to successfully integrate and manage acquired businesses and technologies; customers’ willingness to purchase products or services offered through or in conjunction with third parties; dependence upon IBM for electronic commerce service; dependence on third parties for licenses to technology that is integrated into certain products and services offered by us; and the ability to protect our proprietary technology and information. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

QRS CORPORATION

2003 FORM 10-K ANNUAL REPORT

PART I

Item 1.  BUSINESS

General

QRS Corporation (“QRS,” the “Company,” “we” or “us”) is a technology company that serves the retail trading community with collaborative commerce solutions. We manage the flow of critical commerce information between companies and leverage our retail technology expertise to address fundamental industry challenges such as global data synchronization, compliance mandates, transaction outsourcing and product information management. Our solutions help customers expand into new markets and channels, improve operational efficiency and differentiate their brand. Currently we have more than 10,000 customers, as measured by the number of total, unique corporate customers that purchased or licensed our products and services during 2003. We offer solutions that help meet the diverse needs of members of the global retail trading community, regardless of company size, technology infrastructure or retail segment.

Our products and services help thousands of retailers, vendors, suppliers and brand manufacturers from a variety of retail segments, including general merchandise and apparel, consumer packaged goods, health and beauty, consumer electronics, hardlines, do-it-yourself, sporting goods and grocery. Our products and services are typically used with our customers’ enterprise information technology systems in order to deliver greater benefits and efficiencies to these customers. We market our products and services in three Solutions Groups: Software Applications, Trading Community Management and Global Services.

Our Software Applications automate and help optimize business processes between companies. Specifically, they support the following business functions: product information management and data synchronization; and collaborative product planning, design, production and shipment. Our Software Applications include both Enterprise Software Applications installed on customers’ computer systems and hosted applications installed on our computer systems.

Our Trading Community Management solutions allow retailers, vendors and their trading partners to exchange electronic business documents, such as purchase orders, invoices and advance ship notices. These electronic transactions are conducted over a proprietary value-added network (VAN) or over the Internet. The communication of these electronic business documents is typically used with the accounting and inventory systems of our customers and their trading partners. Our Trading Community Management solutions can reduce costs related to paper transactions, mail delays and manual data input errors for our customers.

Our Global Services include the collection, analysis and delivery of pricing, promotion and distribution information; software implementation and integration services; and technical support and training services for our various solutions.

In 2003, we experienced a decline in revenue from our traditional business, such as QRS Exchange™ and QRS Catalogue™, primarily due to continued competitive pricing pressures offset to some degree by increases in transaction volume in our Trading Community Management Solutions Group. This pricing pressure is continuing. Trading Community Management revenue was also impacted by a significant decline in leased lines and dial-up connectivity services due to technological obsolescence. To offset the decline in revenue from our traditional business, we reduced operating expenses and improved gross margin.

The challenge facing our business is to launch new products and services that can generate new revenue to offset the decline in revenue from our traditional business. We plan to continue to reduce costs in our traditional business while investing cash generated by our operations to develop and launch new products and services. Our growth strategy over the next few years is three-fold: 1) deepen our relationships within our traditional customer base, 2) expand our presence in new retail segments and 3) introduce new solutions that deliver value to our customers by helping them better differentiate their companies in the marketplace. We believe these new products and services will create long-term growth by serving our customer base of more than 10,000 retail industry companies. The first new product to be launched as part of this strategy is QRS IMPACT™, our product information management solution, discussed below.

Industry

Generating more than $3 trillion annually in sales, retail is the second largest industry in the United States, as reported by the U.S. Census Bureau in April 2003. The retail industry supply chain process includes hundreds of collaborative steps among thousands of retailers, vendors, suppliers, brand manufacturers and other intermediaries to create, manufacture and move products from source to store. The retail industry is characterized by multiple product sourcing options, a wide array of products and multi-channel shopping venues that include retail stores, outlet malls, mail-order catalogues and Internet sites. Competition for retail customers and wholesale orders is intense. Industry participants must be able to meet consumer demand quickly, accurately and at the most competitive price.

In the mid-1980s, a cooperative industry effort to improve the electronic processing of data led to the creation of certain data format standards, including the adoption of electronic data interchange (EDI), uniform product code (UPC) and, in Europe and other international markets, the European article number (EAN) standards. More recently, the global trade item number (GTIN) has been established.

EDI is a standard data format for electronic data communication between businesses such as retailers and suppliers. Documents in EDI-standard format can be sent over a proprietary network (VAN) or over the Internet. The GTIN, UPC and EAN data formats allow for the consistent identification of merchandise throughout the supply chain process, from product design to the point of sale. The use of GTIN, UPC and EAN data greatly increases the efficiency with which retailers and manufacturers can mark, track and exchange detailed product information. As a result of these standards and technologies, retailers, vendors, suppliers and brand manufacturers have been able to reduce the cost of financial operations, mismatches between purchase orders and invoices, inaccurate product shipments and stock-outs. We remain focused on enabling retail industry participants to connect with each other and transact business through the use of these automated communications and product identification standards.

In recent years, retail companies have sought to differentiate themselves through innovative brand strategies and improved brand execution, which involves every business process associated with delivering products to market, from initial design through the delivery of a product to the consumer. Successful brand execution requires collaboration with partners and automation of mission-critical business processes and transactions across the supply chain. More and more software applications have been used by the retail industry to improve brand execution. Such software applications are generally focused on enabling real-time data sharing and collaboration across various supply chain activities, including product design, sourcing, demand forecasting, collaborative assortment planning, purchasing, logistics, distribution, promotions, pricing, sales analysis and replenishment.

QRS Mission and Strategy

Our mission is to enable retailers, vendors, suppliers and brand manufacturers and their business partners to connect, transact, collaborate and differentiate within their global trading community to significantly improve business performance and global brand execution. QRS focuses on meeting customers’ current and emerging collaborative commerce needs.

We believe that our customers’ competitive advantage is built on their ability to differentiate both their brand and their operational capabilities. To do this, they need to collaborate effectively with other members of their trading community. Internal optimization of a customer’s business is unlikely to be enough to differentiate itself in the current marketplace. To collaborate, trading partners must interact and transact business efficiently.

Automation of transactions helps make collaboration effective and differentiation easier. To transact, companies must be connected or networked. We believe that we add value to our customers because we offer the products and services that companies need to connect, transact, collaborate and differentiate themselves, ultimately driving overall business performance improvement and improved brand equity as measured through customer awareness, image, preference and loyalty.

Today, QRS provides a suite of collaborative commerce solutions, including networking software and services, automated document exchange, product information management and data synchronization, product sourcing and store-level information gathering services to optimize critical business processes of the retailing industry.

Our growth strategy over the next few years is three-fold: 1) deepen our relationships with our traditional customer base, 2) expand our presence in new retail segments and 3) introduce new solutions that deliver value to our customers by helping them better differentiate their companies in the marketplace.

To support this growth strategy, we plan to invest in further development of new and existing services and supporting technologies.

Deepening Our Relationships Within Our Traditional Customer Base

Our products and services address critical business issues with solutions that quickly deliver benefits to our customers. We deepen our relationships within our traditional customer base in a number of ways, including expanding the number of products a current customer buys (cross-selling), gaining exclusivity with existing customers and enabling a greater number of our customers’ trading partners. In 2003, we continued to win business with our existing customers, including many leading companies in our traditional base of general merchandise and apparel customers.

Expanding Our Presence In New Retail Segments

In 2003, we continued to win business in retail segments adjacent to our traditional market in general merchandise and apparel, such as consumer packaged goods, sporting goods, grocery, consumer electronics, hardlines, do-it-yourself, and health and beauty. These market segments have collaborative needs consistent with those of our traditional customers. To aid our expansion in new retail segments, we actively participate in and support industry initiatives and standards.

Introducing New Solutions That Deliver Value To Our Customers

Our product strategy includes enhancing our current product offerings and introducing new collaborative solutions and service offerings that can help our customers collaborate to improve the execution of their brand strategies. In 2003, we enhanced several of our existing products. In the Software Applications Solutions Group, we continued to make enhancements to QRS Catalogue™. QRS Catalogue™ was certified for the UCCnet Communications Solution using the EDI-over-the-Internet, or EDIINT AS2 protocol, during the third quarter 2003, meaning we are able to exchange messages with UCCnet’s data registry via an AS2 connection. QRS Catalogue™ achieved full UCCnet Certification during the first quarter of 2004.

Within our Trading Community Management Solutions Group, we launched QRS Web Forms™ 7.0 in the fourth quarter of 2003. QRS Web Forms™ is an online application that manages data translation and trading partner compliance for small- and mid-sized suppliers.

In response to the movement by many large retailers and government agencies toward adoption of the EDIINT AS2 protocol, QRS also released an EDIINT gateway service offering in the fourth quarter of 2003, which allows current QRS Exchange™ customers to use their existing EDI solution to meet customers’ EDIINT requirements.

In addition to these product enhancements, we are developing and introducing new collaborative applications in order to generate future revenue growth. In January 2004, we launched QRS IMPACT™, a product information management solution, at the National Retail Federation 2004 Convention, one of the retail industry’s largest trade shows. QRS IMPACT™ is an enterprise software solution that offers a central repository for managing product information throughout its lifecycle. This includes aggregating product information from disparate sources, standardizing content, enforcing business rules and syndicating content to multiple sources both within a company and across channels.

QRS Solutions

We market our products and services in three Solutions Groups: Software Applications, Trading Community Management and Global Services. The following chart shows our current product set within each Solutions Group:

Software Applications	Trading Community Management	Global Services
QRS Catalogue™	QRS Exchange™	QRS Retail Intelligence ServicesSM
QRS IMPACT™	Data Exchange	QRS Professional ServicesSM
QRS Sourcing™	Internet Transaction Exchange	QRS Product Support and Maintenance
Enterprise Business Exchange
QRS Web Forms™
QRS Managed EC™
QRS Compliance Link™
QRS EDIINT Gateway™
Access Services

Software Applications

QRS Catalogue™.    QRS Catalogue™ is a leading retail industry product data synchronization application containing information on over 90 million products. It allows suppliers and brand manufacturers to share with retailers their latest product information, such as price, style, color, size, weight, unit of measure and over 450 additional product attributes. QRS Catalogue™ offers a complete solution for item setup and synchronization, supporting the latest EAN.UCC global standards and initiatives. QRS Catalogue™ features multiple access options, including an internet-based user interface, EDI, eXtensible Markup Language (XML) and real-time application integration. It also features extensive data synchronization that allows vendors to upload a single catalogue for all their trading partners while tailoring data visibility for each member of their trading community as needed.

QRS IMPACT™.    QRS IMPACT™ is a product information management solution designed specifically for retailers, vendors, suppliers and brand manufacturers. This enterprise software application provides quick, complete, accurate and relevant product information across departments, diverse channels and trading partners. By providing a single, global repository of product information within a company, QRS IMPACT™ promotes the on-time, accurate and relevant flow of information across departments, diverse channels and trading partners. QRS IMPACT™ works with QRS Catalogue™ to offer the retail industry an end-to-end data synchronization solution built specifically for the North American retail industry.

QRS Sourcing™.    Our sourcing software application is designed to enable customers to improve their collaborative sourcing and supply capabilities, financial order management and international logistics and customs management efforts.

•	Collaborative Sourcing and Supply. This module manages product definitions and price quote requests and responses; provides automatic costing and global normalization of time and price values; tracks components, origins, value and demand for bills of material; and identifies potential suppliers based on user-defined criteria.

•	Financial Order Management. This module generates orders after comparing demand against inventory; notifies users of letter-of-credit requirements; tracks vendor delivery performance against the original order; generates invoices based on order information; transmits and receives payment activity with banks, auditing the payments against the orders; and reconciles estimated vs. actual landed costs at the style, shipment and component levels.

•	International Logistics and Customs. This module provides global shipment track-and-trace capability by the original order, item or stock keeping unit (SKU); generates vendor or shipment booking based on a commercial invoice; manages shipment consolidation and deconsolidation processes, allowing for multiple origins and destinations; generates, collects and tracks international documentation; and pre-classifies goods to expedite customs processing.

Trading Community Management

QRS Exchange™.    QRS Exchange™ is a suite of hosted and point-to-point electronic commerce solutions that help trading partners exchange information such as purchase orders, invoices and ship notices. Through electronic transactions, companies can reduce costs, respond quickly and optimize business operations. QRS Exchange™ solutions maximize a company’s existing infrastructure through hosted networks and enterprise software solutions. Whatever the standard or protocol—EDI or XML; VAN or EDIINT via AS1/AS2; phone, fax, email, web—QRS Exchange™ ensures companies can trade with companies of any size through one provider. We also provide trading community enablement services through which we plan, communicate and implement electronic commerce programs for large trading communities. Included within QRS Exchange™ are the following products and services:

•	Data Exchange. Data Exchange is an EDI solution using an electronic mailbox on a proprietary VAN. Through Data Exchange, communications can be established across dissimilar machines and across disparate connectivity architectures and protocols. As a result, Data Exchange can resolve many of the complexities of inter-company communications.

•	Internet Transaction Exchange. Internet Transaction Exchange (ITX) provides an alternative messaging system that is Internet capable and that supports multiple data formats and protocols such as EDI, XML and RosettaNet. It also provides an alternative to traditional value-added network services without disrupting customers’ current trading environment.

•	Enterprise Business Exchange. Enterprise Business Exchange is enterprise software providing real-time data and document delivery that helps companies connect, integrate and optimize business operations.

•	QRS Web Forms™. QRS Web Forms™ is an Internet-based means of sending and receiving EDI documents and is aimed at streamlining the purchasing and procurement process. QRS Web Forms™ establishes connectivity to trading partners; supports multiple EDI documents (including purchase order initiation, changes, acknowledgements and status inquiries and reports; credit/debit adjustments; payment order/remittance advices; invoices; UCC-128 case labels; and advance ship notices); and includes a number of manifest, bill of lading and packing list reports.

•	QRS Managed EC™. Our QRS Managed EC™ operations center enables small- and medium-sized companies to comply with communications requirements using simple fax, phone and e-mail without having to make a significant investment in internal systems. The operations center sets up the connectivity to trading partners and manages the data exchange transactions. Our QRS Managed EC™ operations center also performs Tags and Label Services that consist of production assistance relating to product tags and bar code labels. Such services allow customers to outsource the labor-intensive effort involved in merchandise tagging.

•

QRS Compliance Link™. This internet-based product is designed to simplify and streamline the trading community enablement process and allow companies to realize the benefits of their electronic commerce initiatives more quickly. The solution gives companies the ability to monitor the status of vendors, while offering vendors an easy-to-use tool to automate the start-up processes. QRS Compliance Link™ provides tracing, program management, online transaction testing and a standards repository to simplify the enablement process.

•	QRS EDIINT Gateway™. This service allows customers that use Data Exchange to communicate with trading partners that request data delivery via EDIINT. The QRS EDIINT Gateway™ provides a seamless connection between trading partners using VAN and AS2 protocols. With this service, QRS customers do not have to invest in additional software or hardware to comply with AS2 mandates.

•	Access Services. Access Services provides high-speed managed connections over dedicated lines. Dedicated lines eliminate the difficulties otherwise presented by dropped connections or busy signals and provide an “always-on” connection. The leased lines are secure and are fully managed by QRS through our relationship with IBM and AT&T (see IBM Relationship below). Access Services also provides networking connections via remote access to a frame relay network, an internet protocol (IP)-based network and a systems network architecture (SNA) network.

Global Services

QRS Retail Intelligence ServicesSM.    QRS Retail Intelligence ServicesSM include competitive price audits, price scan verification and retail experience analysis. We collect store-level data and analyze the information in a market context to deliver fully customized, actionable intelligence for competitive differentiation in the marketplace. We can provide analysis based on national, multi-regional, metropolitan or customer-defined price zones.

QRS Professional ServicesSM.    QRS Professional ServicesSM provide customers with a variety of consulting services. We believe that an important factor in the success of any collaborative process lies in the ability for customers and trading communities to have access to the enablement, integration and training required to better use their software applications. Our QRS Professional ServicesSM group provides customers with comprehensive integration, training and support services.

QRS Product Support and Maintenance.    We offer product support and maintenance to all our customers at the time of product purchase. We offer support via phone, fax, email and an internet-based customer portal called QRS Customer Center. Customers can report problems or inquiries, Monday through Friday during business hours of 6 a.m. to 6 p.m. Pacific Time. We also provide 24X7 support for most customer production outage cases. We have a program to regularly contact customers to increase customer satisfaction and maximize trading partner sales opportunities. Other forms of customer support services include e-mail and internet-based support, documentation and product updates.

Customers

Our historical focus has been on providing products and services to the general merchandise and apparel segment of the retail industry. This remains QRS’ largest and most important segment within the retail industry. However, we have broadened our customer base across other segments of the retail industry. Through our QRS Retail Intelligence ServicesSM we have penetrated the grocery and mass merchant segments. We also sell our Trading Community Management services in the grocery and mass merchant segments. Our other products are primarily sold in the general merchandise and apparel segment.

Revenue generated from customers in the United States amounted to $119.1 million, $131.4 million and $135.3 million, or 97%, 97% and 95% of total revenue during 2003, 2002 and 2001, respectively. International customers generated $4.2 million, $4.6 million and $7.8 million is revenue in 2003, 2002 and 2001, respectively.

Our North American customers include:

•	10 of the top 10 retailers in the U.S., representing more than $609 billion in sales(1)

•	5 of the top 7 retailers worldwide, representing more than $429 billion in sales(2)

•	10 of the top 10 apparel and footwear companies worldwide, representing more than $50 billion in sales(3)

•	10 of the top 12 department stores in the U.S., representing more than $101 billion in sales(1)

•	9 of the top 10 supermarkets in the U.S., representing more than $201 billion in estimated sales(1)

(1)	Source: Stores Magazine, July 2003
(2)	Source: Retail Forward, Inc. The Top 10 Retailers Worldwide 2002, October 2003
(3)	Source: Consumer Goods Technology Magazine, November 2003

Sales and Marketing

We sell our products and services to the global marketplace primarily through our direct field sales force and our telesales group. As of December 31, 2003, we had 64 sales people who are organized in six groups: strategic accounts, new market sales, inside sales, account management, sales operations and industry consulting.

When our sales include Trading Community Management or QRS Catalogue™, they typically involve an initial focus on large retailers and large vendors with subsequent efforts to sell to their networks of trading partners.

When we sell Enterprise Software Applications, our license agreements are often an enterprise-wide decision and generally require us to provide a significant level of pre-sales education to prospective customers regarding the use and benefits of our products. The implementation involves a significant commitment of resources by prospective customers and commonly occurs in tandem with changes in customer business processes. In recent periods in particular, our sales of Enterprise Software Applications have been adversely affected by the retail industry’s economic difficulties as well as the slowdown in the software industry generally. Many potential customers of our Enterprise Software Applications have delayed or extended their purchasing decisions.

We have a comprehensive marketing program that includes public relations campaigns, media sponsorships, lead generation, partnership marketing programs, industry events including industry conventions, trade shows, user groups, analyst programs and speaking engagements.

Service and Product Development

In order to support our growth strategy, we plan to invest in the development and enhancement of new and existing services and supporting technologies. During 2004, we plan to continue developing our intelligent transaction management (ITM) platform which should help QRS more rapidly and efficiently deliver solutions that bring value to our customers. We intend to continue parallel development and enhancement efforts to our current products on their current technology platforms while building the new base platform. While our current plan is to perform these development efforts using internal resources, we are simultaneously evaluating opportunities to accelerate development, including through alliances, licensing and strategic acquisitions.

We continue to invest in our enterprise software applications, QRS IMPACT™ and QRS Sourcing™, to expand their functionality and flexibility.

Today, our QRS Catalogue™ software application runs on computer systems contained in our data center facility in Richmond, California. The data center operates 24 hours a day, seven days a week. It is connected to our network provider through redundant circuits with multiple routings to maximize availability. The data center consists primarily of leased mainframe, client/server, disk storage, tape drive and other peripheral technology to provide online, batch and back-up operations. Customer and content data is backed up and shipped off-site daily. We have also contracted for an alternative operations facility in the event of physical disaster.

Service and product development expenses were $12.3 million, $14.5 million and $13.0 million for 2003, 2002 and 2001, respectively. These expenses exclude capitalized costs. Capitalized service and product development costs totaled $5.4 million, $1.4 million and $2.5 million in 2003, 2002 and 2001, respectively. In 2003, we also expensed $1.8 million of licensed technology used in our QRS IMPACT™ product that was not yet technologically feasible. We will capitalize another $0.5 million payment to be made after the product reaches technological feasibility in the first quarter of 2004.

Competition

Competition in the market for the provision of our products and services has become more intense in recent years, particularly in light of the entry of new technology platforms and software alternatives. In our traditional connectivity and network services market served by our Trading Community Management Solutions Group, we compete with a number of traditional VAN providers such as Inovis; Sterling Commerce, a division of SBC Communications; and GXS. In addition to the traditional VAN competitors, we also compete with IP-based network providers, such as ICC, and software providers, such as bTrade and IPNet Solutions. In the market for catalogue solutions served by our QRS Catalogue™, we face competition from traditional providers such as SPS Commerce and GXS. We also face competition from recent entrants such as UCCnet (which already provides a catalogue solution to Home Depot, Wal-Mart and other large retailers) and other industry consortia such as Transora and WWRE. Another competitive threat to our catalogue solutions and QRS IMPACT™ appears to be from behind-the-firewall software providers (e.g., Trigo and Velosel) that can handle content management and maintain item information.

We believe the primary competitive factors in the retail market for these services and solutions include the breadth and quality of offered services; price; the size and nature of any existing customer base; customer service and support; the focus on, presence in and knowledge of the retail industry; the ability to offer product, merchandise and other related content; and the capacity to enable relationships among trading partners.

While we plan to continue to develop solutions for the Internet, we expect the majority of our Trading Community Management revenue in the foreseeable future to come from our traditional VAN-based services. However, we believe the future success of our services may depend, in part, on our ability to continue developing products and services for the Internet. The increased commercial use of the Internet could require substantial modification and customization of our services and products and the introduction of additional services and products.

The in-store intelligence market is highly fragmented, with many local and regional players offering similar, labor-based solutions. QRS Retail Intelligence ServicesSM competes with these local and regional providers, brokers and Mosaic Group Inc., another national provider. In addition, we may encounter competition from the internal field intelligence departments of companies. We believe competition in this market is based primarily on breadth of services, price, service levels, accuracy and ability to serve a customers’ entire geographic footprint.

The service bureau market is highly fragmented. QRS Managed EC™ competes with many small companies offering fax/e-mail/EDI conversion and with SPS Commerce. We believe competition in this market is based on price, customer service and the retailers who are supported by the service bureau.

IBM Relationship

Since 1988, QRS has been a reseller of the IBM value-added network that acts as the communication network for some of our QRS Exchange™ products and services such as Data Exchange, QRS Web Forms™ and QRS Managed EC™. Our agreement with IBM includes the purchase of a specified minimum amount of network services at agreed prices. The July 2002 agreement with IBM extended our relationship through June 2005, while simultaneously improving our cost structure when compared with the previous agreement. While we purchase network connectivity and electronic commerce-related services from IBM, a portion of the purchased connectivity services is provided by AT&T, which purchased IBM’s Global Network and corporate networking business in April 1999. IBM resells the AT&T Global Network to us.

We do not develop, maintain or operate the IBM VAN.

Proprietary Rights

We seek to develop and maintain the proprietary aspect of our technologies, software applications, product information database, know-how, processes, company and product identifiers, documents and information in order to enhance our ability to compete and to maintain and grow revenue. The unauthorized use, copying, resale or other misappropriation of our technologies, software applications, database, know-how, processes, identifiers, documents or information could enable third parties to compete with us or to benefit from our technology without paying for it or could otherwise harm our business.

We rely on a combination of copyright, trade secret, trademark, service mark and other intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary rights as appropriate or available in each case. To date, no patents have been issued to us. Effective proprietary rights protection may be unavailable or limited in certain countries. We typically license our proprietary products and services under agreements that impose restrictions on the licensee’s ability to use the products and services and do not permit the resale, sublicense, or other transfer of the product or service. Also, our agreements with customers and third parties typically restrict access to our source code. Finally, we seek to avoid disclosure of our intellectual property and confidential or proprietary information by requiring employees and independent consultants to execute non-use and non-disclosure agreements with us and by restricting access to our source code.

Employees

At December 31, 2003, we had 499 full-time employees including:

•	114 in service and product development

•	92 in sales and marketing

•	227 in customer support, operations and services

•	66 in management, administration and finance

In addition, at December 31, 2003, we employed 5 part-time employees. We also use contractors from time to time as our business requires.

Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage, and we consider our employee relations to be good.

Executive Officers and Key Employees of the Registrant

The executive officers and key employees of the Company and their positions as of March 15, 2004 are as follows:

Name	Age	Position
Elizabeth A. Fetter	45	President, Chief Executive Officer and Director
David B. Cooper, Jr.	48	Senior Vice President and Chief Financial Officer
Ray Rike	41	Senior Vice President, Worldwide Sales and Field Operations
James G. Rowley	38	Senior Vice President, Engineering and Chief Technology Officer
Renee d’Ouville Cullinan	37	Vice President, Product Strategy

Elizabeth A. Fetter has served as President, Chief Executive Officer and a Director of QRS since October 2001. Prior to joining QRS, Ms. Fetter served as President, Chief Executive Officer and a Director of NorthPoint Communications, Inc., a DSL broadband services provider, from March 2000 to April 2001, after serving as a Director since January 2000 and as the company’s President and Chief Operating Officer from March 1999 to March 2000. NorthPoint Communications filed for Chapter XI bankruptcy protection in January 2001 and subsequently sold the majority of its assets to AT&T in early 2001. From January 1998 until joining NorthPoint, Ms. Fetter was Vice President and General Manager of the Consumer Services Group at U S WEST, an integrated wireline, wireless and data services provider. Ms. Fetter serves on the Board of Directors of Berbee, a provider of electronic commerce, infrastructure, and networking solutions, and Symmetricom, Inc., a manufacturer of high-speed data, timing and frequency products. Ms. Fetter holds a B.A., High Honors, in communications from Pennsylvania Sate University, and an M.S. in industrial administration and public policy, Highest Honors, from Carnegie Mellon University.

David B. Cooper, Jr. has served as Senior Vice President and Chief Financial Officer since November 2003. Prior to joining QRS, Mr. Cooper served as Chief Financial Officer of AvantGo, Inc., a publicly-traded software and mobile data integration company, from August 2000 to February 2003. Prior to that, he was Chief Financial Officer at PowerBar, Inc. from August 1998 to May 2000. Over the course of his career, Mr. Cooper has held finance leadership positions with Edison Brothers Stores, Inc., Del Monte Fresh Produce Company, Dole Food Company, Inc., Castle & Cooke Homes, Inc. and Felxi-Van Corporation. Mr. Cooper holds a B.A. in Economics from Yale University and an M.B.A. in Finance with Honors from New York University.

Ray Rike has served as Senior Vice President of Worldwide Sales and Field Operations since September 2003 after joining QRS as Vice President, North America Sales in December 2002. Before joining QRS, Mr. Rike was a Principal at CrossCommerce Consulting from May 2001 to November 2002. Previously, Mr. Rike served as the President and Chief Executive Officer of ECtone, Inc. from September 2000 to May 2001. Mr. Rike also served as the Global Vice President, Sales and Business Development at MarketFirst Software, Inc. from January 1998 to September 2000. Mr. Rike earned his B.S. from Ohio State University.

James G. Rowley has served as Senior Vice President, Engineering and Chief Technology Officer since May 2002. Prior to joining QRS, Mr. Rowley served from February 1998 to December 2001 as the Chief Technology Officer and Senior Vice President, Engineering of CrossWorlds Software. Prior to that, he served as the Vice President of Applications Engineering for Scopus Technology from March 1997 to February 1998. Mr. Rowley earned a B.S. and M.B.A. at New York University.

Renee d’Ouville Cullinan has served as Vice President of Product Strategy since January 2003. Before joining QRS, Ms. Cullinan served as Senior Director of Product Management for Vicinity Corporation from June 2002 to December 2003 when it was acquired by Microsoft Corporation. Prior to that, Ms. Cullinan worked for Trigo Technologies, Exemplary Software and MarketFirst Software in senior marketing management positions from January 1998 to June 2002. Ms. Cullinan earned a B.S. in biochemistry from the University of California at Davis.

Available Information

QRS maintains a website at http://www.qrs.com. In the Investor Relations section at http://www.qrs.com/financial/index.asp, QRS posts its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, free of charge and as soon as reasonably practicable after they are filed with, or furnished to, the SEC. In the Corporate Governance area of the Investor Relations section at http://www.qrs.com/governance/index.asp, QRS posts its corporate governance policies, financial officer code of ethics, charters of the committees of its Board of Directors and general code of conduct and ethics.

Item 2.   PROPERTIES

As of December 31, 2003, we leased the following properties:

Location	Total Approximate Square Footage	Expiration Date	Sublet Square Footage	Vacant Square Footage	Occupied Square Footage
Richmond, California corporate headquarters(1)	157,000	June 30, 2011	—	94,000	63,000
San Francisco, California	20,000	September 30, 2004	20,000	—	—
New York, New York(2)	24,000	November 30, 2010	5,000	—	19,000
Wakefield, Massachusetts	21,000	June 30, 2007	—	21,000	—
Richmond, Virginia(3)	26,000	March 31, 2008	—	10,000	16,000
International office space(4)	5,000	February 25, 2006	—	—	5,000

Total	253,000		25,000	125,000	103,000

(1)	We lease two facilities in Richmond, California. Our lease for 110,000 square feet expires on June 30, 2010 and our lease for the remaining 47,000 square feet expires on June 30, 2011. During January 2004, we finalized agreements with our landlord to sublet approximately 94,000 of the 110,000 square feet to our landlord at the same rental rate as in our lease, beginning October 2008 until lease termination on June 30, 2011.

(2)	Our lease for 5,000 square feet expires in February 2004 and a lease for the remaining 19,000 square feet expires on November 30, 2010.

(3)	We lease two facilities in Richmond, Virginia: one for approximately 10,000 square feet, which expires in July 2004, and the second for approximately 16,000 square feet, which expires on March 31, 2008.

(4)	Internationally, we lease approximately 5,000 square feet in High Wycombe in Buckinghamshire, London, which expires in February 2006. We also maintain a flexible term executive office suite in Paris, France.

Of the 253,000 total square feet of office space, approximately 125,000 square feet remain vacant as of December 31, 2003 and are not used in our current operations. As further discussed in Note 7 to the Consolidated Financial Statements, we recorded restructuring expense during the years ended December 31, 2001 and 2003 pertaining to the vacated facility in Richmond, California near our corporate headquarters. Additionally, we recorded restructuring expense during the year ended December 31, 2003 related to the closure of our Wakefield, Massachusetts facility. We continue to monitor and evaluate our facility requirements and total square feet under lease.

Item 3.   LEGAL PROCEEDINGS

In connection with the merger agreement relating to our acquisition of Image Info, we paid to the former shareholders of Image Info a deferred acquisition payment of $2.5 million in 2001. We also would have been required to pay the former shareholders of Image Info an additional $2.5 million in 2002 if revenue attributable to the acquired business met the minimum amount described in the merger agreement for 2001. We have determined that the revenue attributable to the acquired business did not reach the minimum amount required for 2001. On October 8, 2002, Craig Schlossberg, purporting to act on behalf of the former shareholders of Image Info, Inc. filed a lawsuit against the Company and WS Acquisition Corp., one of our wholly owned subsidiaries (which was renamed Image Info Inc.), in the Superior Court of California for the City and County of San Francisco, Action No. 413225. The Complaint alleges claims for Breach of Contract, Breach of the Covenant of Good Faith and Fair Dealing, and Declaratory Relief based upon plaintiff’s contention that the Company is obligated to make the second payment of $2.5 million, with interest thereon, even though the revenue attributable to the Image Info business did not reach the minimum amount specified in the merger agreement for 2001. The Company believes that the lawsuit is without merit and is vigorously defending the action. The $2.5 million deferred acquisition payment has already been accounted for in the acquisition cost for the original transaction.

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

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “QRSI.” According to records of our transfer agent, we had approximately 188 stockholders of record as of March 2, 2004. The following table sets forth the low and high closing sales prices of our common stock for the 2-year period ended December 31, 2003, as furnished by The Nasdaq Stock Market.

Period Ended	Low	High
For the Year ended December 31, 2002:
First Quarter	$8.57	$15.22
Second Quarter	5.10	13.02
Third Quarter	5.17	8.60
Fourth Quarter	3.52	7.50
For the Year ended December 31, 2003:
First Quarter	4.61	7.49
Second Quarter	3.72	5.44
Third Quarter	5.38	9.60
Fourth Quarter	8.12	11.11

Dividend Policy

Our policy has been to reinvest earnings, if any, to fund future growth. Accordingly, we have paid no cash dividends on our common stock and do not anticipate declaring dividends on our common stock in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and with the Consolidated Financial Statements and Notes thereto which are included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2003, 2002 and 2001 and the Consolidated Balance Sheets Data at December 31, 2003 and 2002 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2000 and 1999 and the Consolidated Balance Sheets Data as of December 31, 2001, 2000 and 1999 are derived from audited Consolidated Financial Statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Years Ended December 31, (in thousands, except per share data)
Consolidated Statements of Operations Data	2003	2002	2001	2000	1999
Revenue	$123,347	$136,034	$143,124	$142,072	$123,485
Cost of revenue(1)	61,821	72,663	88,856	87,626	61,726
Gross profit(1)	61,526	63,371	54,268	54,446	61,759
Gross margin	50%	47%	38%	38%	50%
Operating expenses(2)	68,307	69,009	235,580	107,932	40,883
Operating (loss) earnings	(6,781)	(5,638)	(181,312)	(53,486)	20,876
(Loss) earnings from continuing operations before income taxes and minority interest	(6,487)	(5,072)	(180,016)	(51,981)	22,887
Income tax (benefit) expense	173	(998)	(6,687)	(8,182)	8,057
Minority interest in loss from subsidiary	—	—	—	(1,422)	(89)
Net (loss) earnings	$(6,660)	$(4,074)	$(173,329)	$(42,377)	$14,919

Basic net (loss) earnings per share	$(0.42)	$(0.26)	$(11.26)	$(2.92)	$1.12
Diluted net (loss) earnings per share	$(0.42)	$(0.26)	$(11.26)	$(2.92)	$1.05

	December 31, (in thousands)
Consolidated Balance Sheets Data	2003	2002	2001	2000	1999
Cash, cash equivalents and marketable securities	$38,122	$39,586	$38,622	$27,633	$47,307
Working capital(3)	30,392	26,679	25,710	35,896	61,524
Total assets	72,779	81,666	93,928	248,120	126,955
Total debt(4)	708	1,740	87	404	—
Stockholders’ equity	38,473	44,131	46,709	211,090	104,214

(1)	2001 results include a $4.3 million impairment loss associated with the write-off of capitalized service and product development costs for QRS Showroom™, and a $2.5 million impairment loss associated with the write-down of property and equipment associated with the Tradeweave Digital Photography group (see Note 8 to Consolidated Financial Statements).

(2)	Operating expenses for 2003 and 2001 include restructuring expenses of $5.4 million and $19.4 million, respectively, and impairment losses of $6.3 million and $118.9 million, respectively (see Notes 7 and 8 to Consolidated Financial Statements). Operating expenses for 2000 and 1999 include the write-off of purchased in-process research and development of $17.9 million and $1.0 million, respectively.

(3)	Working capital is defined as current assets minus current liabilities.

(4)	Total debt is comprised of note payable and capital lease obligations included in Other accrued liabilities and Deferred rent and other in the Consolidated Balance Sheets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to those set forth under this Item, “Item 1—Business,” as well as those discussed elsewhere in this document and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

This discussion should be read together with the selected financial data set forth in “Item 6—Selected Financial Data” and the Consolidated Financial Statements and the related notes thereto set forth in “Item 8 —Financial Statements and Supplementary Data.”

Overview

We are a technology company that serves the retail trading community with collaborative commerce solutions. We manage the flow of critical commerce information between companies and leverage our retail technology expertise to address fundamental industry challenges such as global data synchronization, compliance mandates, transaction outsourcing and product information management. Our products and services are typically used with our customers’ enterprise information technology systems in order to improve overall business performance.

Our revenue consists of fees generated from the transmission of standard business documents over a network, monthly fees for leased line connections, fees for EDI translation services, the licensing and maintenance of enterprise software applications, usage of our hosted applications, field services and professional services. Our revenue is derived primarily from the North American general merchandise and apparel segment. General merchandise and apparel represented 81%, 84% and 87% of total revenue in 2003, 2002 and 2001, respectively. The remainder of our revenue was derived from customers in other retail segments, primarily grocery and consumer packaged goods customers. Revenue generated from customers in the United States amounted to $119.1 million, $131.4 million and $135.3 million, or 97%, 97% and 95% of total revenue during 2003, 2002 and 2001, respectively. International customers generated $4.2 million, $4.6 million and $7.8 million in revenue in 2003, 2002 and 2001, respectively. We market our products and services in three Solutions Groups: Software Applications, Trading Community Management and Global Services.

Our Software Applications, which represented 26% of revenue in 2003, support product information management and data synchronization; and collaborative product planning, design, production and shipment. Our Software Applications include both Enterprise Software Applications installed on customers’ computer systems and hosted applications installed on our computer systems.

Our Trading Community Management Solutions Group, which represented 54% of revenue in 2003, allows retailers, vendors and their trading partners to exchange electronic business documents, such as purchase orders, invoices and advance ship notices. These electronic transactions are conducted over a proprietary value-added network (VAN) or over the Internet.

Our Global Services, which represented 20% of revenue in 2003, include the collection, analysis and delivery of pricing, promotion and distribution information; software implementation and integration services; and technical support and training services for our various solutions.

Substantially all of the revenue generated by our Trading Community Management Solutions Group and by our QRS Catalogue™ product, totaling approximately 80% of our overall revenue, is recurring in nature. This revenue is billed to customers on a month-to-month basis or under contractual arrangements generally ranging from one to three years.

In 2003, we experienced a decline in revenue from our traditional business, such as QRS Exchange™ and QRS Catalogue™. Trading Community Management revenue was also impacted by a significant decline in leased lines and dial-up connectivity services due to technological obsolescence. The changing technology landscape and the growth of other providers have resulted in continuing price competition, particularly for our QRS Exchange™ products. In addition, the department store sector of the general merchandise and apparel segment, an important part of the customer base for our Trading Community Management and QRS Catalogue™ products and services, has been and continues to be particularly affected by current economic conditions. During the third quarter of 2002, one of our major retail customers consolidated certain of its retail operations which resulted in lower usage of the QRS Catalogue™. We expect that retailers will continue to reorganize their operations in attempts to improve operating efficiencies.

To offset the decline in revenue from our traditional business, we reduced operating expenses and improved gross margin throughout 2003 and 2002. Gross margin of 50% in 2003 improved three percentage points from 2002, largely due to cost savings from our network services agreement with IBM, which we amended in mid-2002, and to reductions in personnel-related costs as part of an ongoing focus on reducing cost. Gross margin of 47% in 2002 improved from the 38% reported in 2001, primarily due to $6.7 million in impairment losses included in cost of revenue in 2001, cost savings from the IBM agreement, and reduced headcount and facilities expenses.

The challenge facing our business is to launch new products and services that can generate new revenue to offset the decline in revenue from our traditional business. We continue to focus on maintaining a cost structure that is appropriate for our existing revenue base and revenue expectations. Our plan is to invest the cash generated from our traditional business in the development and launch of new products and services. We believe these new products and services will create long-term growth by serving our customer base of more than 10,000 retail industry companies.

Revenue and Cost of Revenue

The following table sets forth the revenue, cost of revenue, gross profit (loss) and gross margin (loss) for our three Solution Groups for the years ended December 31, 2003, 2002 and 2001 (in thousands) and associated headcount information at December 31, 2003, 2002 and 2001:

	Years Ended December 31,			Increase (Decrease) from 2002 to 2003		Increase (Decrease) from 2001 to 2002
	2003	2002	2001	Amount	%	Amount	%
Software Applications:
Revenue	$32,896	$35,457	$38,995	$(2,561)	(7)%	$(3,538)	(9)%
Cost of revenue(1)	8,971	11,052	19,616	(2,081)	(19)%	(8,564)	(44)%

Gross profit	23,925	24,405	19,379	(480)	(2)%	5,026	26%
Gross margin	73%	69%	50%	4%		19%

Trading Community Management:
Revenue	66,400	73,698	80,657	(7,298)	(10)%	(6,959)	(9)%
Cost of revenue	31,722	37,738	43,208	(6,016)	(16)%	(5,470)	(13)%

Gross profit	34,678	35,960	37,449	(1,282)	(4)%	(1,489)	(4)%
Gross margin	52%	49%	46%	3%		3%

Global Services:
Revenue	24,051	26,879	23,472	(2,828)	(11)%	3,407	15%
Cost of revenue(2)	21,128	23,873	26,032	(2,745)	(11)%	(2,159)	(8)%

Gross profit (loss)	2,923	3,006	(2,560)	(83)	(3)%	5,566	217%
Gross margin (loss)	12%	11%	(11)%	1%		22%

Total:
Revenue	$123,347	$136,034	$143,124	(12,687)	(9)%	(7,090)	(5)%
Cost of revenue(1)(2)	61,821	72,663	88,856	(10,842)	(15)%	(16,193)	(18)%

Gross profit	$61,526	$63,371	$54,268	$(1,845)	(3)%	$9,103	17%

Gross margin	50%	47%	38%	3%		9%

Full-time headcount for customer support, operations and services at year end	227	250	286	(23)	(9)%	(36)	(13)%
Part-time headcount(3)	5	11	1,056	(6)	(55)%	(1,045)	(99)%

(1)	2001 results include a $4.3 million impairment loss associated with the write-off of capitalized service and product development costs for QRS Showroom™ (see Note 8 to Consolidated Financial Statements).

(2)	2001 results include a $2.5 million impairment loss associated with the write-down of property and equipment associated with Tradeweave Digital Photography services (see Note 8 to Consolidated Financial Statements).

(3)	During October 2002, we outsourced the administration of essentially all of our QRS Retail Intelligence ServicesSM part-time workforce to a third-party provider. These outsourcing costs are included in cost of revenue.

Software Applications

The Software Applications Solutions Group includes the QRS Catalogue™ a hosted application; Enterprise Software Applications, including QRS Sourcing™ and QRS Merchandising™; and Other Hosted Software Applications, including QRS Showroom™ as well as Tradeweave Logistics and Tradeweave Sales and Inventory

Analysis. We discontinued selling Tradeweave Logistics and Tradeweave Sales and Inventory Analysis in mid-2002. We discontinued selling QRS Insight and QRS Showroom™ at the end of 2003. Going forward, any license revenue from our recently introduced QRS IMPACT™ product will be included in Enterprise Software Applications. We plan to recognize QRS IMPACT™ license and professional services revenue after each customer implementation is completed.

Revenue for the Software Applications Solutions Group was down $2.6 million, or 7%, in 2003 compared to 2002. This decline was due largely to the $1.2 million impact of discontinuing several unprofitable products which were included in Other Hosted Software Applications in 2002. This decline was also caused by a $0.8 million decline in QRS Catalogue™ revenue and a $0.5 million decline in Enterprise Software Applications revenue due to a lack of additional license sales to existing customers during 2003. Between 2001 and 2002, Software Applications revenue declined $3.5 million, or 9%, primarily due to the $5.0 million impact of fewer new Enterprise Software Applications license sales during 2002. The 2001 to 2002 decline was also due to the mid-2002 discontinuation of several unprofitable products, which caused an additional $1.5 million decline. These declines were partially offset by an increase of $2.9 million in QRS Catalogue™ revenue.

Gross margin for the Software Applications Solutions Group improved during 2003 and 2002, primarily due to the mid-2002 discontinuation of several unprofitable products.

For 2003, 2002 and 2001, QRS Catalogue™ comprised the substantial majority of revenue for the Software Applications Solutions Group. In the third quarter 2002, a large customer consolidated certain of its retail divisions which resulted in lower usage of the QRS Catalogue™. This consolidation has reduced the number of trading partnerships which, under the current pricing structure, reduces current and expected future QRS Catalogue™ revenue associated with this customer. We expect that retailers will continue to reorganize their operations to reduce cost and improve efficiency. To the extent that such reorganizations reduce the number of their retail operations, the number of their trading partnerships could also be reduced, which, under our present pricing structure, would reduce revenue in future periods.

Cost of revenue for QRS Catalogue™ consists primarily of customer and technical support personnel, allocated costs of our data center and purchased network services to transmit catalogue data to and from our data center. Cost of revenue for QRS Catalogue™ increased during 2003 and 2002 due to an increase in data center costs allocated from other hosted applications discontinued in mid-2002, and the costs of opening a customer support center in Europe, partially offset by reductions in headcount costs for our US-based customer support team. In spite of this increase in cost of revenue, QRS Catalogue™ gross margin remained steady in 2003 and 2002.

Enterprise Software Applications revenue decreased during 2003 and 2002, due to a lack of additional license sales to new and existing customers. We attribute this reduction in revenue to an economic environment in which companies were hesitant to make large IT purchases and the high average sales price of the QRS Sourcing™ product. The implementation of our QRS Sourcing™ product at a new customer location typically requires an upfront assessment of the customer’s business process and the design and development of interfaces to the customer’s existing systems. As a result, the implementation requires a significant amount of professional services, which we believe are essential to the functionality of the QRS Sourcing™ software. During 2003, we recognized revenue from new QRS Sourcing™ license sales on the percentage-of-completion basis as the professional services were delivered. Also during the fourth quarter 2003, we wrote off the remaining intangible asset related to our 2000 acquisition of RockPort Trade Systems, Inc. which produced the QRS Sourcing™ product. This write-off is discussed further in Impairment Loss.

Cost of revenue for Enterprise Software Applications for 2002 and 2003 consists primarily of amortization costs related to the IBM CrossWorlds licenses purchased during the first quarter of 2002. We entered into a licensing agreement with IBM Corporation for the license of their CrossWorlds enterprise application integration tool in order to enable customers to implement QRS Sourcing™ more quickly. We amortized the license fees to cost of revenue at the greater of the pro rata of licenses sold or straight-lined over the two-year estimated life of the licenses (see Note 11 to the Consolidated Financial Statements). We did not sell any IBM CrossWorlds software licenses, and therefore we wrote off the remaining unamortized asset in the fourth quarter 2003, as discussed below in Impairment Loss.

Other Hosted Software Applications contributed essentially no revenue in 2003. We discontinued Tradeweave Sales and Inventory Analysis and Tradeweave Logistics in mid-2002. At the end of 2003, we also stopped selling QRS Showroom™ since it had produced minimal revenue to date and the market for this product had not developed as much as we originally expected. Cost of revenue for Other Hosted Software Applications in 2003 consisted primarily of data center and customer support costs related to QRS Showroom™. 2001 cost of revenue included a $4.3 million write-off of capitalized service and product development costs for QRS Showroom™. Our 2001 decision to discontinue Tradeweave Sales and Inventory Analysis and Tradeweave Logistics reduced customer and technical support personnel costs for these hosted applications. Certain data center costs that were associated with the discontinued products and which remain fixed in the short term were reallocated across the remaining products that use our data center, including QRS Catalogue™ and QRS hosted products within our Trading Community Management Solutions Group.

Trading Community Management

The Trading Community Management Solutions Group includes QRS Exchange™ products and services: Data Exchange, Internet Transaction Exchange, Enterprise Business Exchange, QRS Web Forms™, QRS Managed EC™, QRS Compliance Link™, QRS EDIINT Gateway™ and Access Services. Revenue consists primarily of fees charged for the transmission of standard business documents measured in kilocharacters (KCs) over the IBM VAN, monthly fees for leased line connections, and fees for EDI translation services. Revenue is recognized in the month that the services are performed.

Trading Community Management revenue declined $7.3 million, or 10%, from 2002 to 2003. The decline was caused by continued pricing pressure on Data Exchange offset to some extent by an increase in volumes. Unit pricing was relatively stable between the second, third and fourth quarters of 2003. We believe this is primarily related to our previously announced industry-standard minimum pricing thresholds for our lower volume customers, which we implemented in the second quarter of 2003. We do not believe that the long-term pricing pressure has abated in our Data Exchange business. If in future periods we are required to reduce prices further, these reductions in our net revenue per kilocharacter will reduce our Trading Community Management revenue to the extent that pricing changes are not offset by increased unit volume or other factors. The overall Trading Community Management revenue decline was also caused by a 31% decline in Access Services revenue from $10.6 million in 2002 to $7.4 million in 2003 as newer technology alternatives replaced our leased lines and dial-up connectivity services and put pricing pressure on those same services. We expect further declines in Access Services revenue in future years as new technologies continue to replace and lower the market price of these services.

Trading Community Management revenue declined $7.0 million, or 9%, from 2001 to 2002. The primary reason was a decline in revenue from Data Exchange which resulted from continued pricing pressure offset to some extent by an increase in volumes. The volume increases were due to the addition of new customers, volume growth by existing customers, and the expansion of our product capabilities to support a broader range of available technologies, including Internet, XML and AS2 technologies, helping customers to communicate with trading partners of any size.

Trading Community Management gross margin for 2003 improved to 52% from 49% in 2002 and from 46% in 2001. The trends in gross margin are primarily due to savings from a 2002 amendment to our network services agreement with IBM and to decreases in headcount costs for our customer services organization, partially offset by increases in data center costs which were reallocated from certain discontinued products across the remaining products that utilize our self-hosted data center. The agreement with IBM was effective as of July 1, 2002 and extends to June 30, 2005. The agreement supersedes and replaces the previous agreement that was due to have expired on December 31, 2002 (see Note 9 to the Consolidated Financial Statements). During 2004, if our use of purchased network services from IBM were to fall below specified minimum amounts per the terms of our contract, we would expect our Trading Community Management gross margin to decrease. Additional Trading Community Management cost of revenue components include: customer support services, including QRS Managed EC™ personnel; allocated costs for our data center and other technical support personnel; and amortization of capitalized service and product development costs for technology used in our QRS Managed EC™ operations center.

Global Services

The Global Services Solutions Group consists primarily of QRS Retail Intelligence ServicesSM; QRS Professional ServicesSM, primarily services provided to help our customers with the implementation of our licensed software products; and maintenance for our QRS Sourcing™ and QRS Merchandising™ products, including post-contract support services for licensed software applications.

Global Services revenue declined $2.8 million, or 11%, in 2003 from 2002 levels primarily due to a significant decline in QRS Professional ServicesSM revenue caused by fewer professional services engagements for existing QRS Sourcing™ customers in 2003 compared to 2002. Our QRS Retail Intelligence ServicesSM revenue declined 1% from $19.7 million in 2002 to $19.5 million in 2003 in part as a result of the bankruptcy of our former customer Fleming Co. in April, 2003. In 2002, Global Services revenue increased $3.4 million, or 15%, over 2001 levels due to strong demand for QRS Retail Intelligence ServicesSM, partially offset by a decline in QRS Professional ServicesSM. QRS Retail Intelligence ServicesSM revenue increased 36% in 2002 from $14.5 million in 2001, in part due to the deferral of $1.6 million of 2001 revenue and the subsequent 2002 recognition of $0.6 million of revenue upon the sale of receivables related to Kmart, a QRS Retail Intelligence ServicesSM customer. During the same period, QRS Professional ServicesSM revenue declined due to the completion of engagements related to enterprise license sales made in prior periods. QRS Professional ServicesSM and software maintenance revenue remains dependent, to a large extent, on new sales of our licensed software products.

Cost of revenue for Global Services consists primarily of payroll for software application consultants and technical support personnel for our licensed software applications and of outsourcing costs for QRS Retail Intelligence ServicesSM field personnel. Global Services gross margin remained steady from 2002 to 2003. We reduced our QRS Professional ServicesSM team by roughly half during 2003 which somewhat offset the negative impact of fewer engagements resulting from a decline in QRS Sourcing™ sales. Global Services gross margin improved from negative 11% in 2001 to 11% in 2002, largely due to the absence of a $2.5 million impairment loss recorded in 2001 related to the discontinuation of the Tradeweave Digital Photography service, the deferral of $1.6 million of fourth quarter 2001 revenue associated with the January 2002 Kmart bankruptcy filing, and ongoing efficiency improvements in our QRS Retail Intelligence ServicesSM.

Operating Expenses

The following table sets forth operating expenses and the related percentages of total revenue and a breakdown of full-time headcount by sales and marketing, service and product development and general and administrative for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands):

	2003		2002		2001
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Operating expenses:
Sales and marketing	$21,469	17%	$28,567	21%	$31,122	22%
Service and product development	12,253	10	14,460	11	13,017	9
General and administrative	17,789	14	22,497	16	24,031	17
Amortization of other intangible assets	3,283	3	3,485	3	12,560	9
Amortization of goodwill	—	—	—	—	16,600	11
Licensed technology	1,750	1	—	—	—	—
Restructuring expenses	5,430	4	—	—	19,354	14
Impairment loss	6,333	5	—	—	118,896	83

Total operating expenses	$68,307	55%	$69,009	51%	$235,580	165%

Headcount at year end:
Sales and marketing	92		94		110
Service and product development	114		95		95
General and administrative	66		73		67

Overview

Sales and marketing, service and product development and general and administrative expenses declined in total by 21% from $65.5 million in 2002 to $51.5 million in 2003, reflecting our ongoing focus on reducing cost while investing for future growth. Total operating expenses were nearly flat, declining 1% from $69.0 million in 2002 to $68.3 million in 2003, due in part to the inclusion of a technology license expense, restructuring expenses and an impairment loss in 2003 results. Sales and marketing, service and product development and general and administrative expenses declined in total by 4% from $68.2 million in 2001 to $65.5 million in 2002, reflecting a focus on cost controls. Total operating expenses declined more significantly from 2001 to 2002 due to the inclusion in 2001 results of significant charges for restructuring expenses and impairment losses. 2002 amortization expense declined because the 2001 impairment losses reduced the value of goodwill and other intangible assets and, because we ceased amortizing goodwill under Statement of Financial Accounting Standards No. (FAS) 142, “Goodwill and Other Intangible Assets.” Our strategy is to continue to reduce costs in our traditional business while investing cash generated by our operations to develop and launch new products and services.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs in our sales and marketing organizations as well as the costs of various marketing programs. We sell our products and services to the global marketplace primarily through our direct field sales force and our telesales group. At December 31, 2003, we had 64 full-time employees in our sales organization, comprised of 54 employees located in North America and 10 employees located in Europe, primarily in the United Kingdom.

Our sales and marketing expenses declined $7.1 million, or 25%, from $28.6 million in 2002 to $21.5 million in 2003. The reduction was primarily due to declines in several areas: payroll-related and travel expenses of $4.1 million; corporate marketing costs of $1.1 million; business license and tax-related expenses of $0.7 million; provision for bad debt of $0.5 million; and professional fees of $0.3 million. Sales and marketing expenses declined $2.6 million, or 8%, from 2001 to 2002, primarily due to a $1.4 million decline in our provision for bad debt and $0.7 million in decreased corporate marketing costs. We anticipate increased sales and marketing expenses during the first quarter of 2004 as we invest in new products, primarily the introduction of QRS IMPACT™.

Service and Product Development Expenses

Service and product development expenditures consist primarily of personnel, consulting and equipment costs related to research, development and enhancements of our products, a portion of which is capitalized under American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” For our hosted and internal use products, we capitalize, as prescribed by the SOP 98-1, all the costs incurred during the application development stage, which include designing the software configuration and interfaces, coding, installation and testing. For our Enterprise Software Applications, we did not capitalize any amounts in 2003 under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” because products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time.

Service and product development expenses were $12.3 million, $14.5 million and $13.0 million for 2003, 2002 and 2001, respectively. These expenses exclude capitalized costs. Capitalized service and product development costs totaled $5.4 million, $1.4 million and $2.5 million in 2003, 2002 and 2001, respectively.

We review service and product development expenses and capitalized costs on a combined basis in order to measure our investment in new and existing products. Total spending was $17.7 million in 2003, $15.8 million in 2002 and $15.5 million in 2001. Total spending increased during 2003 associated with the increase in headcount of 19 employees as we invested in new applications to create long-term growth. Spending increased only slightly between 2001 and 2002, related primarily to additional payroll costs. We anticipate spending a similar amount in 2004 as we did in 2003 on total expensed and capitalized service and product development, as we invest in new products. We continue to evaluate opportunities to accelerate product and service introduction, including through alliances, licensing and strategic acquisitions. In the fourth quarter 2003, we accelerated the introduction of our QRS IMPACT™ product through a source code license that is further described in Licensed Technology.

General and Administrative Expenses

General and administrative expenses consist primarily of the personnel and related costs of our administrative organizations, such as finance, legal, human resources and management information systems (MIS), as well as professional fees and other costs. General and administrative expenses declined by $4.7 million, or 21%, from 2002 to 2003. The decline in expenses was primarily due to reductions in insurance, accounting, legal, consulting and other professional fees of $1.9 million; lower facilities, depreciation and asset disposal costs of $1.2 million, and the favorable resolution of various tax-related matters amounting to $1.4 million, offset by an increase in payroll-related costs of $0.4 million. This decline reflects our ongoing efforts to improve efficiency in the general and administrative area. General and administrative expenses declined by $1.5 million, or 6%, from 2001 to 2002, despite an increase in headcount, due to a decrease in consulting, facilities and telecommunications expenses resulting from cost controls and our 2001 restructuring activities.

Additional spending in legal, accounting and internal systems, partly due to new regulatory requirements, partially offset the decline in general and administrative expenses in 2003 and 2002. We expect to incur additional costs in 2004 in connection with our internal controls systems to document our compliance with regulatory requirements.

Amortization of Other Intangible Assets and Goodwill

Amortization of other intangible assets, including current technology, trade names, customer lists and non-compete agreements, was $3.3 million in 2003, $3.5 million in 2002 and $12.6 million in 2001. On January 1, 2002, we adopted FAS 142 and ceased amortizing goodwill, which had a remaining balance of $0.8 million as of December 31, 2002, which included $0.4 million of acquired workforce previously included in other intangible assets. Amortization of goodwill was $16.6 million in 2001. We recorded impairment losses of $115.4 million during the year ended December 31, 2001 related to the write-down of intangible assets (including goodwill) associated with the acquisitions referenced in the chart below (see Note 8 to Consolidated Financial Statements).

The following table shows the original goodwill and other intangible asset balances following the acquisitions (in thousands):

Acquisition	Acquisition date	Goodwill	Other Intangible Assets	Total Intangible Assets
Retail Data Services, Inc. and RDS, Inc. (RDS)	July 23, 1999	$7,588	$11,169	$18,757
Image Info Inc. (Image Info)	January 21, 2000	31,596	22,407	54,003
RockPort Trade Systems, Inc. (RockPort)	March 10, 2000	76,315	24,069	100,384
Tradeweave, Inc. (Tradeweave), minority interest	February 9, 2001	5,121	3,615	8,736

Licensed Technology

During the fourth quarter 2003, we expensed $1.8 million of licensed technology used in our QRS IMPACT™ product that was not yet technologically feasible. We will capitalize another $0.5 million payment to be made after the product reaches technological feasibility in the first quarter of 2004. The cash payments for the licensed technology are $1.3 million in the fourth quarter 2003, $0.5 million in the first quarter 2004 and $0.5 million in the second half of 2004.

Restructuring Expenses

2001 Restructuring Activities

On February 6, 2001, we announced a reorganization plan that included the full integration of the operations of QRS and Tradeweave (see Note 7 to Consolidated Financial Statements) and an alignment of our organization with a single go-to-market strategy focused on enhanced synergies within QRS with resulting cost reductions. In connection with the implementation of the February 2001 reorganization, we recorded restructuring expenses of $4.3 million during the year ended December 31, 2001, comprised of severance of $1.6 million, accelerated stock-based compensation expense under the 2001 restricted stock program of $0.5 million for 77 involuntary terminations throughout QRS, and facilities closure expense of $2.2 million.

During September 2001, we discontinued our Tradeweave Digital Photography service due to underperformance. As a result, we recorded restructuring expenses of $3.0 million during the year ended December 31, 2001, comprised of severance of $0.1 million for 17 involuntary terminations within the Tradeweave Digital Photography Group, and facilities closure expense of $2.9 million.

Additionally, during the fourth quarter of 2001, we restructured our operations, which included the realignment and certain eliminations of our products and services, the elimination of full-time positions and the consolidation of real estate. As a result, we recorded restructuring expenses of $12.0 million during the quarter ended December 31, 2001, comprised of severance of $2.0 million for 69 involuntary terminations throughout QRS, and facilities closure expense of $10.0 million primarily related to the vacant facility adjacent to our corporate headquarters.

Given the difficult real estate market in the Bay Area, our original expectations for sublease income on the vacated facility adjacent to our corporate headquarters proved optimistic. As a result, we began reevaluating our assumptions surrounding our sublease loss accrual during 2003, including discussions with our landlord to renegotiate the terms of our lease. We recorded a $3.7 million restructuring expense for the year ended December 31, 2003 based on the terms of a non-binding Letter of Intent with the landlord to reduce the term of the lease and our total cash commitments over the remaining life of the lease. During January 2004, we finalized agreements with our landlord to sublet the facility to an affiliate of our landlord and reduce our total cash commitments over the remaining life of the lease by $6.4 million. The sublease agreement for full contract rent and operating expenses from October 1, 2008 through the lease termination on June 30, 2011 is collateralized by a $4.0 million Deed of Trust. The agreements with our landlord require us in the first quarter 2004 to deposit $3.6 million of base rent for the period October 1, 2006 through September 30, 2008 in an escrow account for disbursement over the related rental period. We believe that the sublease loss accrual related to this facility as of December 31, 2003 is sufficient to cover all of our revised obligations under the final agreements. Also during the year ended December 31, 2003, we recorded a $0.2 million reduction in the 2001 severance accrual.

The 2001 restructuring activities (and subsequent changes to those liabilities resulting in restructuring expenses in 2003) were accounted for in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Our restructuring activities in 2001 resulted in operating expense reductions of approximately $10.9 million in real estate and salary expense in 2002. We had estimated expense reductions of between $6 and $8 million.

2003 Restructuring Activities

During 2003, we completed a review of our overall cost structure with the goals of creating better alignment with our growth strategy and finding additional potential efficiencies. As a result, we centralized substantially all of our development team to our Richmond, California headquarters and streamlined other parts of our operations, primarily general and administrative services. These actions resulted in a restructuring charge of $1.9 million, consisting of $1.2 million related to the closure of our Wakefield, Massachusetts facility, $0.1 million related to the write-off of certain equipment and leasehold improvements and $0.7 million related to the severance of 43 employees located in Wakefield, Massachusetts, Richmond; California and New York, New York.

The 2003 restructuring activities were accounted for under the provisions of FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Beginning in 2004, we expect the savings from this restructuring activity to be in the range of $2 million for the year.

The following is a summary of the restructuring activities from January 1, 2001 to December 31, 2003 (in thousands):

	2001 Restructuring Activities			2003 Restructuring Activities
	Severance (included in Accrued compensation)	Stock-based compensation (included in Deferred compensation)	Facilities closure	Severance (included in Accrued compensation)	Facilities closure	Write-off of Fixed Assets	Total
Balance at January 1, 2001	$—	$—	$—	$—	$—	$—	$—
Restructuring expense	3,733	507	15,114	—	—	—	19,354
Restricted stock distribution	—	(507)	—	—	—	—	(507)
Cash Payments	(1,754)	—	(692)	—	—	—	(2,446)

Balance at December 31, 2001	1,979	—	14,422	—	—	—	16,401
Restructuring expense	—	—	—	—	—	—	—
Adjustments(1)	(110)	—	110	—	—	—	—
Cash Payments	(1,280)	—	(5,429)	—	—	—	(6,709)

Balance at December 31, 2002	589	—	9,103	—	—	—	9,692
Restructuring expense	(155)	—	3,681	670	1,172	62	5,430
Write-off of fixed assets	—	—	—	—	—	(62)	(62)
Cash Payments	(434)	—	(2,789)	(424)	(141)	—	(3,788)

Balance at December 31, 2003	$—	$—	$9,995	$246	$1,031	$—	$11,272

(1)	The reduction in the severance accrual represents the difference between the actual amounts paid and our initial estimate of the severance to be paid. We also increased the amount of our facilities closure accrual to reflect a change in estimate of additional costs to be incurred related to subleasing a vacated facility.

We expect to pay remaining obligations related to severance by the second quarter of 2004. Based on the terms of the agreements with our landlord described above and actual subleases in effect on other properties, $3.1 million of the total facilities closure liability of $11.0 million has been classified as a current liability and the remaining $7.9 million has been classified as non-current with payments through 2011 (see Note 7 to Consolidated Financial Statements).

Impairment Loss

During the third quarter of 2001, we recognized an impairment loss of $10.4 million associated with our Tradeweave Digital Photography service which was acquired in connection with the acquisition of Image Info in January 2000. The fair value of the assets associated with our acquisition of our Tradeweave Digital Photography service was determined based on analysis performed by management with the assistance of valuation consultant American Appraisal Associates, Inc., an independent appraiser. Based on our determination of fair value, we recorded an impairment loss comprised of the write-down of goodwill and other intangible assets of $8.4 million; and the write-off of the carrying amount of property and equipment of $2.0 million, which was included in cost of revenue. The property and equipment written off was primarily comprised of tenant improvements for the closure of our New York photography studio as well as photographic equipment. Because Tradeweave Digital Photography revenue was largely dependent on internet-related companies, we saw a significant decline in revenue during 2001. In addition, we recorded an impairment loss during the third quarter ended September 30, 2001 of $0.5 million related to the write-off of an internet portal, which was under construction.

During the fourth quarter of 2001, under the leadership of new management, we initiated a comprehensive strategic review of our products and services and market opportunities. In consideration of the tightening in information technology spending and uncertainties in the marketplace, along with analysis performed by management with the assistance of valuation consultant American Appraisal Associates, Inc., we concluded that future cash flows from the assets acquired in connection with our acquisitions of RockPort, Image Info, RDS and Tradeweave would not be sufficient to recover the carrying amount of the acquired goodwill and other intangible and tangible assets.

Therefore, we recorded an impairment loss of $110.4 million for the quarter ended December 31, 2001, comprised of $60.0 million associated with the write-down of goodwill and other intangible assets related to the QRS Sourcing™ product acquired in connection with our acquisition of RockPort; $29.3 million associated with the QRS Merchandising™ product acquired in connection with our acquisition of Image Info; $10.5 million associated with QRS Retail Intelligence ServicesSM acquired in connection with our acquisition of RDS; $7.2 million associated with the QRS Showroom™ product which was recorded in connection with our acquisition of the Tradeweave minority interest; and $3.4 million associated with the write-off of the carrying amount of tenant improvements and other assets ($0.5 million of the $3.4 million is included in cost of revenue). In addition, we recognized an impairment loss of $4.3 million (all of which is included in cost of revenue) associated with the write-off of capitalized service and product development costs related to the QRS Showroom™ product as the result of an impairment analysis.

Under the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the fourth quarter 2003, we experienced changes in the market environment, including the small number of actual QRS Sourcing™ application sales in 2003, which caused us to reduce our outlook for 2004 revenue from our QRS Sourcing™ product. As a result, we assessed the recoverability of the intangible and other assets associated with our 2000 acquisition of RockPort and 2002 purchase of IBM CrossWorlds licenses. We concluded that the estimated future cash flows from QRS Sourcing™ were not sufficient to support the remaining carrying value of the associated intangible and other assets. As a result, we recorded an impairment loss of $6.3 million for the year ended December 31, 2003 (see Note 8 to Consolidated Financial Statements).

Interest Income

Interest income consists primarily of interest earned on cash, cash equivalents and marketable securities. Interest income was $0.4 million in 2003, $0.7 million in 2002 and $1.3 million in 2001. Changes in interest income reflect the level of average balances in each year and a decrease in marketable securities yields.

Interest Expense

Interest expense was $0.1 million in 2003 and $0.2 million in 2002, consisting of interest incurred under our note payable and our capital lease obligation (see Notes 9 and 11 to Consolidated Financial Statements).

Income Tax Expense (Benefit)

We recorded income tax expense of $0.2 million for 2003 resulting in an effective tax rate of 3%. We recorded income tax benefit of $1.0 million and $6.7 million for fiscal years 2002 and 2001, resulting in an effective tax benefit rate of 20% and 4%, respectively. In 2003, we recognized income tax expense related to state and foreign jurisdictions. In 2002, we recognized an income tax benefit as a result of tax law changes, which enabled us to receive a one-time refund of alternative minimum taxes paid in prior years. In 2001, we recognized a tax benefit from our operating losses to the extent we could recover taxes paid in prior years.

Liquidity and Capital Resources

The decrease of $1.5 million in cash, cash equivalents and marketable securities available-for-sale from December 31, 2002 to December 31, 2003 resulted primarily from payments for capital expenditures of $3.6 million and the capitalization of service and product development costs of $5.4 million, offset by cash flow from operations. Working capital increased by $3.7 million as a result of a decrease in current liabilities of $4.3 million from December 31, 2002 to December 31, 2003. The principal reasons for these changes in working capital were the decrease in accounts payable of $2.3 million mainly due to payments under our network services contract with IBM and the decrease in accrued compensation of $1.9 million associated with the decline in commission and incentive payments.

We have recently incurred significant losses, including net losses of $6.7 million, $4.1 million and $173.3 million for the fiscal years ended December 31, 2003, 2002 and 2001, respectively. A substantial amount of these losses in 2003 and 2001 were in connection with non-cash charges relating to the impairment of remaining intangible assets, including technology and goodwill, acquired through our acquisitions in recent years of RockPort, Image Info, and RDS, as well as our acquisition of the outstanding minority interest of Tradeweave.

In addition, for the fiscal year ended December 31, 2003, we experienced a decline in revenue of 9% over the previous fiscal year. We somewhat offset this revenue decline by reducing our operating expenses in 2003. The challenge facing our business is to launch new products and services that can generate new revenue to offset the decline in revenue from our traditional business. We may not be able to continue reducing our operating expenses in future periods and our revenue may continue to decline. As a result, we may experience losses in future periods. During 2003, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly as a result of decreases in customer demand or decreases in acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized. To the extent that our operating results fall below our expectations, we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

We believe that cash, cash equivalents and marketable securities available-for-sale at December 31, 2003 and cash forecasted to be generated from future operations will be sufficient to continue funding capital expenditures and our planned technology investments for 2004.

We expect our investment in the ITM platform development and improvements to QRS Catalogue™ to occur throughout the year. While our current plan is to perform these development efforts using internal resources, we are simultaneously evaluating opportunities to accelerate development, including through alliances, licensing and strategic acquisitions. During the fourth quarter of 2003, we licensed technology utilized in our QRS IMPACT™ product. The cash payments for the licensed technology are $1.3 million in the fourth quarter 2003, $0.5 million in the first quarter 2004, and $0.5 million in the second half of 2004. To the extent we license or acquire complementary technologies or businesses, which require additional cash utilization, we may seek to sell additional debt or equity securities, which may result in additional dilution to our stockholders. However, we cannot be certain that additional funding will be available on acceptable terms or at all.

As discussed in Restructuring Expenses above, during January 2004, we finalized agreements with our landlord to sublet the facility to an affiliate of our landlord and reduce our total cash commitments over the remaining life of the lease by $6.4 million. The sublease agreement for full contract rent and operating expenses from October 1, 2008 through the lease termination on June 30, 2011 is collateralized by a $4.0 million Deed of Trust. The agreements with our landlord require us in the first quarter 2004 to deposit $3.6 million of base rent for the period October 1, 2006 through September 30, 2008 in an escrow account for disbursement over the related rental period. We believe that the sublease loss accrual related to this facility as of December 31, 2003 is sufficient to cover all of our revised obligations under the final agreements.

In connection with our acquisition of Image Info, a $2.5 million liability is included in the Consolidated Balance Sheets as of December 31, 2003 and 2002 under deferred acquisition payments. This liability is currently in dispute and is the subject of ongoing litigation (see Item 3. Legal Proceedings). We believe that the lawsuit is without merit and we are vigorously defending the action.

While we presently have no plans for stock repurchases, we may decide to take such actions at a future date, which would reduce our cash, cash equivalents and marketable securities available for sale. We have no plans to pay dividends with respect to our common stock in the foreseeable future.

At December 31, 2003, future payments under contractual obligations are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Note Payable	$284	$284	$—	$—	$—
Capital Lease Obligations	444	379	65	—	—
Operating Lease Commitments(1)	37,954	7,451	11,136	10,355	9,012
Vendor Commitments	20,336	13,701	6,635	—	—
Deferred Acquisition Payment(2)	2,500	2,500	—	—	—

Total	$61,518	$24,315	$17,836	$10,355	$9,012

(1)	Minimum lease commitments for vacant facilities that are available for sublease are included in these amounts. Income to be received from subleased real property is excluded from these amounts.

(2)	Represents accrued acquisition payment to the former shareholders of Image Info that is in dispute and is the subject of ongoing litigation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expenses for the periods presented. Estimates are deemed critical when they require a significant level of judgment, when changes in the estimate are reasonably likely to occur from period to period, and when the estimate has a material impact on our financial condition or results of operations. The development and selection of critical accounting policies and estimates and the related disclosure below have been reviewed with the Audit Committee of the Board of Directors. Areas where management makes estimates and assumptions include, but are not limited to: revenue recognition; service and product development costs, identifiable intangible assets and goodwill; allowance for doubtful accounts; sublease loss reserve; the establishment of accrued liabilities; and income taxes. Actual results could differ from these estimates.

Revenue recognition

Our revenue recognition policy is described in Note 2, Summary of Significant Accounting Policies to our Consolidated Financial Statements, which are included in Item 8 of this Annual Report on From 10-K.

For all of our revenue, we use our judgment to determine whether:

•	Revenue is appropriately recorded on a gross basis

•	Fees are fixed or determinable

•	Collection is probable, including when revenue is recognized in advance of billing

Depending on the facts and circumstances of revenue contracts and customer credit-worthiness, both the timing and the amount of revenue to be recognized can be affected by our judgments.

We assess collectibility based on a number of factors, including past transaction history and credit worthiness. We generally do not require collateral from our customers and our bad debt experience has not been significant in relation to our overall revenue. Based on our historical experience, a small portion of our customers request credits for service or billing related issues. We examine each request and when the claim is bona fide, we adjust the customer’s account. As a result, we provide an allowance against revenue for customer credits related to service or billing issues. The reserve is based on specific claims and includes an estimate based on the prior six months of actual experience. The revenue allowance was $0.5 million and $0.4 million as of December 31, 2003 and 2002, respectively. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally on receipt of cash.

We derive our revenue from three principal sources:

(1)  Software Applications:  Software Applications revenue represented 26% of our revenue in 2003. Revenue consists primarily of fees charged for QRS Catalogue™, a hosted application, and revenue from the sale of enterprise software license applications.

Revenue for QRS Catalogue™ is recognized in the month that the services are performed based on fixed or determinable prices identified in a standard license agreement. We assess collectibility based on a number of factors, including past transaction history and credit worthiness.

Revenue for Enterprise Software Applications is recognized in accordance with SOP 97-2, “Software Revenue Recognition.” From time to time, customers may request that we amend certain terms of our standard agreement or negotiate a software license contract separate from our standard software license agreement. These contracts may be material in relation to our total Enterprise Software Applications revenue. Negotiation of contractual terms with customers may be protracted and any deviation from our standard terms can impact the timing of revenue recognition.

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

Our contracts may contain multiple elements or may require us to develop additional features or functionality for our customers. In cases where vendor specific objective evidence exists for all undelivered elements and the services in these arrangements are not deemed essential to the functionality of the software, we account for the delivered elements in accordance with the residual method prescribed by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.” This means that we defer revenue equivalent to the fair value of the undelivered elements until such time as the element is delivered to the customer. Fair values for the ongoing support obligations are based on separate sales of support renewals sold to customers or on renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based on the value of stand-alone sales of these services to customers. To the extent that we do not have vendor specific evidence for undelivered contract elements, revenue is deferred until the undelivered elements are delivered to the customer.

Based on the scope and nature of the services to be performed in connection with the implementation of our enterprise software applications, in certain arrangements, we may determine that the services are essential to the functionality of the software. Under these arrangements, software license revenue is recognized as the services are delivered under contract accounting using the percentage-of-completion methodology. Under the percentage-of-completion methodology, we estimate the total hours required to complete the services related to the implementation. The estimated total hours are based on our historical implementation experience. We update our actual hours and total projected hours upon consultation with project managers. Changes to our estimates may result in changes to the revenue recognized. Implementations of our enterprise software applications typically range from nine to twelve months. Total revenue recognized under the percentage-of-completion methodology in 2003 was $1.2 million.

In connection with the implementation of QRS IMPACT™, we have determined that services are essential to the functionality of the software based on their scope and nature. We plan to recognize QRS IMPACT™ license and professional services revenue under contract accounting using the completed contract methodology, whereby revenue is recognized after each customer implementation is completed. Given our lack of historical experience with QRS IMPACT™ implementations, we plan to use the completed contract methodology due to the difficulty in reasonably estimating our progress towards completion.

If an arrangement includes an acceptance provision, acceptance occurs on the earlier of receipt of a written customer acceptance or expiration of the acceptance period and revenue is not recognized until the time of acceptance.

(2)  Trading Community Management:  Trading Community Management revenue represented 54% of our revenue in 2003. Revenue consists primarily of fees charged for the transmission of standard business documents measured in kilocharacters (KCs) over the IBM VAN, monthly fees for leased line connections and fees for EDI translation services. Revenue is recognized in the month that the services are performed.

Based on the type of service provided, the evidence of arrangement for these services varies, between a service order and a standard written contract. All of these arrangements contain fixed or determinable prices for volumes or types of services. We rely on IBM to provide information to us about the volumes of KCs delivered to our customers.

(3)  Global Services:  Global Services revenue represented 20% of our revenue in 2003. Global Services revenue consists of QRS Retail Intelligence ServicesSM, QRS Professional ServicesSM and software application customer support and maintenance.

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

Service and product development costs, identifiable intangible assets and goodwill

We assess the impairment of identifiable intangible and long-lived assets (including capitalized service and product development costs) whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

In performing our review for recoverability of identifiable intangible and long-lived assets, we estimate the future cash flows expected to result from the use and eventual disposition of those assets. When we estimate the future cash flows from those assets, we use our judgment to determine the assumptions underlying the estimates. To determine revenue estimates, we assess the future market potential for our products. Additionally, we make judgments about our future operating costs, interest rates and our cost of capital as well as the economic life of the assets. Our judgments are based on our experience as well as consultation with external advisors. If the actual results differ from those estimates, the carrying amount of certain assets may not be recoverable. As discussed above in Impairment Loss, during the fourth quarter of 2003, we identified certain factors, including underperformance relative to projected future revenue of our QRS Sourcing™ product, which triggered an impairment review. Based on our review, we recorded an impairment loss of $6.3 million associated with our intangible and other assets. Net intangible assets, goodwill and capitalized service and product development costs amounted to $7.5 million and $13.0 million as of December 31, 2003 and 2002, respectively.

Additionally, we perform a review of the potential impairment of goodwill at least annually, in accordance with FAS 142, “Goodwill and Other Intangible Assets.” In performing our review of the recoverability of goodwill, we compare our net book value to our market capitalization after considering any impairment to identifiable intangibles and long-lived assets. Goodwill amounted to $0.8 million as of December 31, 2003.

Allowance for doubtful accounts

We must make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. We analyze accounts receivable balances, historical bad debt trends, current economic conditions and specific customer experience when evaluating the adequacy of the allowance for doubtful accounts. Based on the decline in historical write-offs and gross accounts receivable, the allowance for doubtful accounts decreased from $1.6 million as of December 31, 2002 to $0.7 million as of December 31, 2003. Our allowance for doubtful accounts was 4.3% and 9.8% of gross accounts receivable at December 31, 2003 and 2002, respectively. Accounts receivable written off to the allowance for doubtful accounts amounted to $0.9 million during 2003 and $1.1 million during 2002, or less than 1% of total revenue in both years.

Sublease loss reserve

The calculation of the estimated sublease loss reserve for vacated facilities requires that we make estimates of potential future sublease income. We analyze current market conditions for real estate with the assistance of reputable commercial real estate brokers. However, future actual sublease income may materially differ from estimated amounts as a result of the timing of obtaining a sublease tenant and the amount of the sublease income. As of December 31, 2003, we had two vacated facilities that were not yet subleased: one in Wakefield, Massachusetts and one near our corporate headquarters in Richmond, California.

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

In December 2001, we vacated a building adjacent to our corporate headquarters in Richmond, California. During 2003, we reevaluated our sublease income assumptions for that facility due to the continued difficult real estate market in the Bay Area. We, together with our professional real estate advisors, developed a number of scenarios for potential sublease income, including single tenancy, multiple tenancy and settlement with our landlord. Our analysis considered the size and location of the vacant facility as well the various costs and incentives required to obtain a single tenant or multiple tenants in the facility. In addition, we initiated discussions with our landlord to renegotiate the terms of our lease. After evaluating the probable economic outcomes of all of these scenarios, we determined that a settlement with our landlord best mitigated our sublease loss for this facility. During January 2004, we finalized agreements with our landlord to sublet the facility to an affiliate of our landlord for full contract rent and operating expenses from October 1, 2008 through the lease termination on June 30, 2011. We recorded an additional restructuring charge in 2003 of $3.7 million, which increased the sublease loss accrual to cover our remaining lease payments for the facility from January 1, 2004 through September 30, 2008. We may not sublease the facility during this period. If we sublet the facility during this period, our sublease loss accrual would be reduced by the net amount of any sublease income less the costs incurred to establish a tenant.

Establishment of accrued liabilities

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

Income taxes

We account for income taxes using the asset and liability method under FAS 109, “Accounting for Income Taxes.” This involves estimating current tax expense and temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. To the extent that recovery is not “more likely than not,” we establish a valuation allowance. We use our judgment to determine the amount of the income tax provision and any valuation allowance to be recorded against the deferred tax assets. For 2003 and 2002, we determined that a valuation allowance was necessary to reduce the deferred tax assets to the amount of deferred tax liabilities. During 2003, the valuation allowance increased by $4.8 million to $28.8 million.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the measurement, timing of recognition and reporting of costs associated with exit or disposal activities and restructuring activities. FAS 146 requires that a liability for costs associated with exit or restructuring activities be recognized only when the liability is incurred and not at the time that a company formally approves and commits to an exit plan as set forth in EITF Issue No. 94- 3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted FAS 146 on January 1, 2003, and in conjunction with certain restructuring activities initiated during 2003, we recorded a $1.9 million restructuring expense in accordance with FAS 146 (see Note 7 to Consolidated Financial Statements).

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability at fair value be recorded in the guarantor’s balance sheet upon issuance of a guarantee or indemnification. In addition, FIN 45 requires disclosures about the guarantees or indemnification that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure and recognition provisions of FIN 45 at December 31, 2002 and January 1, 2003, respectively (see Note 9 to the Consolidated Financial Statements). The adoption of the recognition and measurement provisions of FIN 45 had no material effect on our financial position or results of operations.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the Consolidated Financial Statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of December 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation (or right) of the issuer. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. We do not have any financial instruments with characteristics of both liabilities and equity as of December 31, 2003. The FASB has deferred the effective date of paragraphs 9, 10 and 22 of FAS 150. During 2003, we adopted all other provisions of FAS 150 and the adoption had no material effect on our financial position or results of operations. We continue to evaluate the impact that adoption of paragraphs 9, 10 and 22 will have on our financial position or results of operations.

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

Historically, we have generated all of our revenue from the sale of products and services to the retail industry. We believe that current economic conditions and increased competition in the retail industry negatively affect our customers’ ability and willingness to pay for our products and services and our ability to sell certain of our products and services to existing and potential customers in the retail industry. The department store sector of the general merchandise and apparel segment, which is an important part of our customer base for our Trading Community Management and QRS Catalogue™ products and services, has been and continues to be particularly affected by these adverse conditions, and our products and services are less well established in other sectors of the general merchandise and apparel segment. If the department store sector continues to experience greater challenges or adversity than other sectors, our business, financial condition and results of operations would be adversely affected.

We believe that the retail industry is consolidating. Moreover, retailers are reorganizing and consolidating their operations in attempts to improve operating efficiencies. During the third quarter of 2002, one of our major retail customers consolidated certain of its retail operations which caused us to lose expected revenue. If such consolidations and reorganizations reduce the number of retailers, reduce retail operations, or reduce the number of our trading partnerships, this may reduce our revenue in future periods and could have a material adverse impact on our business, financial condition and results of operations. Also, we are dependent on key retailers and vendors and their trading partners. The loss of any large retail or vendor customer may also result in our loss of all of the trading partners of that retailer or vendor that are also our customers, which would have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced losses and revenue declines in recent fiscal periods and may experience losses and revenue declines in future periods.

We have recently incurred losses, including net losses of $6.7 million, $4.1 million and $173.3 million for the fiscal years ended December 31, 2003, 2002 and 2001, respectively. A substantial amount of these losses in 2001 were in connection with non-cash charges relating to the impairment of remaining intangible assets, including technology and goodwill, acquired through our acquisitions in recent years of RockPort, Image Info, and RDS, as well as our acquisition of the outstanding minority interest of Tradeweave. We have incurred, and may continue to incur, non-cash charges related to the impairment of intangible assets, as well as non-cash charges related to stock compensation. Further impairment of intangible assets could occur since the revenue and income potential of some of our services and products are unproven, and some of the markets we are addressing are in the early stages of development. There can be no assurance that new services and products introduced by us will gain market acceptance, or that new technologies or business methods will not be developed that replace or reduce the importance of our current offerings, and thus there can be no assurance that we will not need to take additional impairment charges.

In addition, for the fiscal year ended December 31, 2003 we experienced a decline in revenue of 9% over the previous fiscal year. Our revenue may continue to decline and we may not be able to continue reducing our operating expenses sufficiently or quickly enough in future periods to offset such revenue reductions. We may also incur additional restructuring charges in future periods. As a result, we may experience losses in future periods.

During 2003, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly as a result of decreases in customer demand, pricing pressures, decreases in acceptance of our future products, or additional restructuring expenses, our ability to generate positive cash flow from operations may be jeopardized. As a result, we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

We have recently experienced significant changes in our senior management team.

In recent years, we have experienced significant turnover in our management team. Our current President and Chief Executive Officer joined us in October 2001, and our current Chief Financial Officer joined us in November 2003. Other members of management have also joined us only recently, and the management team as a whole has had a limited time to work together. A number of executives have also left the Company. Our success depends on the performance of our executive officers and other key employees and the ability of our management team to work together effectively. There can be no assurance that the management team will be able to work together effectively, that we can continue to retain or recruit necessary additional personnel, or that such new personnel will be efficiently integrated or be adequate for our current or future operations.

Our industry is characterized by rapid technological change, and our business is marked by substantial price competition, which may cause our revenue to decline.

The supply chain management industry is characterized by rapid technological innovation and a long-term trend towards Internet-based communications instead of proprietary VAN-based communications. While we offer solutions that take advantage of the Internet’s potential, we expect the majority of our Trading Community Management revenue for the foreseeable future to be derived from our traditional VAN-based services. Also, the increased commercial use of the Internet could require substantial modification and customization of our services and products and the introduction of new services and products, which services and products may not produce as much revenue or be as profitable as our traditional VAN-based services. If customers adopt Internet-based communication more quickly than expected, that may also have a significant negative impact on our revenue. Our competitors and potential competitors may develop competing technologies that are more effective or more effectively marketed than the services and products marketed by us or that render our services or products obsolete or noncompetitive.

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

We are subject to continuing price competition, particularly for our Data Exchange product. This competition has caused us from time to time to reduce prices on these services. We expect that as the retail industry continues to adopt existing and new information technologies, competition and pricing pressures will increase further, and our competitors may adopt new pricing and sales models to which we are unable to adapt or adequately respond. If we have to make further price reductions in connection with such increased competition, such reductions would reduce revenue in future periods to the extent not offset by increased unit sales or other factors and could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in introducing new products in order to maintain or grow our revenue, and there are risks associated with new product development.

To maintain and grow our revenue, part of our strategy is to introduce new products and services. Our product development and testing efforts have required, and are expected to continue to require, substantial investments. We may not generate from operations or raise from third parties sufficient funds to continue to make the necessary investments in technology. For instance, at the end of 2003, we stopped selling QRS Insight due to a lack of sales. QRS Insight was launched in January 2003 and allowed companies to monitor, escalate and resolve supply chain problems in real-time. In addition, we may not successfully identify new software applications, or bring new software to market in a timely and efficient manner. If we are unable to develop or introduce new and enhanced software in a timely manner, we may lose existing customers to our competitors and fail to attract new customers, which may adversely affect our performance and results of operations.

We may not successfully complete our development of our new intelligent transaction management (ITM) platform, improvements to QRS Catalogue™, QRS IMPACT ™ and QRS Sourcing™, and development and enhancement of additional collaborative applications including transaction outsourcing and transaction lifecycle management. In addition, the conversion of customers, products and services to the ITM platform may experience problems or be unsuccessful.

We are investing significant resources and capital in the development of our new ITM platform, improvement to our QRS Catalogue™ and QRS Sourcing™, and development and enhancement of additional collaborative applications, including transaction outsourcing and transaction lifecycle management, in order to address the needs of our current and future customers. In addition, we regularly evaluate opportunities to accelerate our technology development, including through alliances, licensing and strategic acquisitions. We believe that the successful development and enhancement of the ITM platform, improvements to QRS Catalogue™, QRS IMPACT™ and QRS Sourcing™, and additional collaborative applications including transaction outsourcing and transaction lifecycle management is important to our future success in continuing to sell products and services to our existing customers and expanding our presence in new retail sectors and geographies.

We do not have experience in developing a technology platform of the magnitude and complexity we are planning. If the complexity is greater than anticipated or we are unable to recruit and retain individuals with the necessary skills, we may be unable to build the technology platform in the time expected or at an appropriate cost. Delays or a failure in the development of our ITM platform or value-added applications may have an adverse effect on our performance and operating results.

If we do complete the platform, we may not be able to convert our customers from existing technologies to the new platform quickly or without problems.

The market for business-to-business electronic commerce services in the retail industry is intensely competitive.

Many other companies participate in the general supply chain management industry. Some of our competitors and potential competitors have longer operating histories, greater brand recognition, larger customer bases and greater financial and other resources with which to improve and aggressively market their products. In addition, new competitors, such as standards-based organizations or consortia, may enter the market. Our competitors and potential competitors may market, develop or adapt to competing technologies more effectively than we do. A number of our competitors are now under new ownership. We cannot predict the impact of such changed ownership on how these entities may compete with us in the future. In addition, some larger potential customers have chosen to develop their own supply chain management systems internally rather than to utilize the service and product offerings of external providers. All of these competitive factors may adversely affect our business.

If we are unable to successfully integrate or manage other acquired companies and their products, or licensed technologies, our business, results of operations and financial condition may be harmed.

We have experienced difficulty in effectively integrating and managing acquired companies and their products. In 2000, we acquired Image Info and RockPort, companies whose products included software applications. In early 2001, we acquired the minority interest of our subsidiary, Tradeweave, and integrated its operations into ours. In September 2001, we discontinued our Tradeweave Digital Photography service, which had been acquired through our acquisition of Image Info in January 2000. We have limited experience in integrating and managing acquired companies and selling products such as enterprise software applications and related services, such as those acquired from RockPort. Moreover, certain of these acquired services and products do not fit in our traditional network-based recurring revenue business model. Revenue to date from products obtained through these acquisitions has been below our expectations at the times of the acquisitions resulting in the recognition of a significant impairment loss at the end of 2001 and 2003. We continue to evaluate the recoverability of the remaining intangible asset. We may experience additional impairment losses in the future. If we are unable to successfully integrate or manage other acquired companies and their products, or licensed technologies that we use in new products and services, our business, results of operations and financial condition may be harmed.

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

In addition, the period between initial contact and the implementation of our Enterprise Software Application products is often lengthy and subject to a number of factors that may cause significant delays. These factors include the size and complexity of the overall project and delays in our customers’ implementation of the required software and hardware environments. As a result, the timing of any enterprise software license revenue is difficult to predict, and we are subject to significant variations in license revenue. Delays or cancellations of sales or implementations of any software licenses have had, and may have, a material adverse effect on our business, operating results and financial condition, and have caused, and may continue to cause, our operating results to vary significantly from quarter to quarter.

Because our products and services are complex and perform mission-critical functions, we are vulnerable to product defect and product-related claims.

Our software products are complex and perform critical functions for our customers, and consequently carry inherent risks. For example, our software products may contain undetected errors or failures when first introduced or as new versions are released. The possibility for program errors and failures may increase due to factors including the use of new technologies, the integration of third-party software, or the need for more rapid product development that is characteristic of the software market. We undergo pre-release product testing by our current and potential customers to minimize risks, and our customer license agreements typically contain provisions designed to limit our exposure to potential product-related claims. Nevertheless, such provisions may not always be enforced or enforceable in the various legal jurisdictions in which we operate. There can be no assurance that any errors or failures by our products and services will not subject us to substantial product-related claims. Also, the implementation involves a significant commitment of resources by prospective customers and commonly occurs in tandem with changes in customer business processes. If a customer is unable or unwilling to implement our software products or to adequately change their business process, or if we are unable to adequately support our customers’ implementations or develop our products as quickly as customers expect, our existing and future revenue may be adversely affected and we may be subject to product-related claims by customers.

We are dependent on the IBM value-added network and the BES-IT (formerly IDDX) service.

Pursuant to a contract with IBM that expires on June 30, 2005, we use IBM Information Exchange as the VAN over which we provide customers with most of our QRS Exchange™ products and services. We depend on IBM Information Exchange for a substantial part of our revenue. Under this contract we also offer a real-time IP-based transaction network product, ITX, through the use of IBM’s Business Exchange Services—Internet Transfer (BES-IT). When our contract with IBM expires, should IBM decide to increase the prices that it charges us or reduce the amount of discounts or allowances we currently receive, and we are not able to pass along such increased costs to our customers, our business, financial condition and results of operations could be materially adversely affected. In addition, pursuant to the IBM contract, we will pay fees to IBM based on the amount of our use of its network services subject to specified minimum payment amounts. If our use of the network services declines, our gross margin will decrease, thereby also adversely affecting our business and operating results.

Because we have no right to control the maintenance and operation of either IBM Information Exchange or BES-IT, we are subject to factors outside of our control that may adversely affect the operation of IBM Information Exchange and BES-IT services and thus our business and results of operations. In addition, if IBM becomes unable or unwilling to provide or continue to support IBM Information Exchange or BES-IT services, we would either have to provide these services directly or arrange for another third party to provide such services. We cannot provide assurance that we would be able to do so on a timely basis, if at all, or that the costs of any such arrangements would not materially adversely affect our business and results of operations. Disruption or unavailability of IBM Information Exchange or BES-IT services may have a material adverse effect on our business, results of operations and financial condition.

While we purchase network connectivity and electronic commerce-related services from IBM, a portion of the connectivity services purchased under our agreement with IBM are actually provided by AT&T, which purchased IBM’s Global Network and corporate networking business in April 1999. IBM and AT&T are free to compete against us, and either of them may compete with us now or in the future. If IBM, AT&T or any other entity markets IBM Information Exchange or BES-IT services to the retail industry or directly to our customers, or permits one or more of our competitors to use and remarket IBM’s Information Exchange or BES-IT services to the retail industry, it could adversely affect our business, financial condition and results of operations.

We license technologies from third parties for certain of our products and services. If we are unable to continue to license such technologies, or if such third parties do not adequately support these technologies, our business may be harmed.

We license and integrate technologies from third parties in certain of our products and services. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products for any reason, do not support us as expected or revoke our licenses, we may face delays in the releases of the affected products and services until equivalent technologies can be identified, licensed or developed, and integrated into our products and services. Any such delays or lack of expected revenue could harm our business, operating results and financial condition. Also, if the third party licensors do not support us as expected, revoke our licenses or violate agreed terms and conditions with the effect that they are better able to compete with us, we may experience a loss of revenue or an inability to gain new revenue.

We may not be successful in achieving or maintaining acceptance of our products and services in segments adjacent to the general merchandise and apparel segment, which could have a material adverse effect on our business and results of operations.

We have less expertise and experience with the non-general merchandise and apparel (GMA) retail segments, which could lead to difficulty obtaining market acceptance of our products and services. Customers in these non-GMA target segments may have different requirements than our traditional customers in the general merchandise and apparel segment for which many of our products and services were initially developed. In addition, we may need to adopt or adapt to new technologies in order to address the requirements of customers in these non-GMA target segments, and we may be unable to do so. Many of our competitors and potential competitors in these non-GMA target segments have longer operating histories, greater brand recognition and larger customer bases in these segments. We do not know if customers in these segments will prefer our products and services to other products and services available to them. If we are unable to establish a sufficient base of customers in these non-GMA target segments, our efforts may not result in expected or any revenue from these segments, and our ability to sell our products and services to additional customers in those segments may be significantly reduced.

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

We have committed and may continue to commit resources to the opening of European offices and the maintenance and expansion of European sales and support capabilities in order to increase revenue from European customers. We expect to incur expenses for adapting our products and services to existing and new technology and business standards in Europe and for localizing our products and services for the European market. We may be unable to adapt our products and services to existing and new technology and business standards in Europe. We do not know if European customers will adopt technology-based solutions for electronic commerce such as ours, nor do we know if European customers will prefer our products and services to other products and services available to them. Geopolitical factors may slow or prevent European customers’ acceptance of products and services by companies in the United States. Even if European customers do accept our products, material revenue may not be generated until we enable these customers’ trading partners to use our products and services, which may take a significant amount of time and expense. Our European operations may not generate expected or any revenue, and if our European operations do not generate sufficient revenue to offset our expenditures, we may experience operating losses.

We may not be able to adequately protect our proprietary technology and information, and we may be subject to claims of infringement.

Intellectual property laws, including copyright and trade secret laws, and contractual provisions afford only limited protection. We may not be able to police unauthorized use of our technologies, software applications, product information database, experience, processes, company and product identifiers, documents or information or enforce intellectual property laws or contractual provisions. In addition, the laws of certain countries in which our products and services may be distributed may not protect our proprietary rights in the same way as the laws of the United States. If unauthorized third parties obtain or use our proprietary technologies, software applications, product information database, experience, processes, company and product identifiers, documents or information, our business, results of operations and financial condition may be materially adversely affected.

Claims by third parties regarding the infringement of alleged intellectual property rights are common in our industry. Although we do not believe that we are infringing or misappropriating any proprietary rights or information of others, we cannot be certain that our products or services do not infringe. Any claims alleging infringement or misappropriation of proprietary rights or information of others, with or without merit, may adversely affect our business, operating results and financial condition.

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

The table below presents principal amounts and related weighted average interest rates due by date of maturity for the marketable securities available-for-sale. Our guidelines do not permit investments with maturities in excess of 24 months. At December 31, 2003, the weighted average maturity of the marketable securities portfolio was 222 days.

(in thousands, except interest rates)	Maturity 2004	Maturity 2005	Total	Fair Value at December 31, 2003
Governmental Agencies	$1,230	$1,498	$2,728	$2,733
Corporations	3,965	—	3,965	3,970

Total	$5,195	$1,498	$6,693	$6,703

Weighted average interest rate	1.60%	1.69%	1.62%	1.62%

Additionally we have $0.5 million in cash equivalents at December 31, 2003 which represent corporate marketable securities that mature in 2004 and have a weighted average interest rate of 1.15%.

Foreign Currency Risk

We have no significant investments outside the United States of America and do not have material transactional foreign currency risk because less than 5% of our billings are in a currency other than the U.S. dollar. We have no significant hedging activity.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Board of Directors and Stockholders of QRS Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of QRS Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

PricewaterhouseCoopers LLP

San Francisco, California

March 8, 2004

QRS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$31,419	$35,358
Marketable securities available-for-sale	5,203	1,998
Accounts receivable—net of allowance for doubtful accounts of $698 at December 31, 2003 and $1,613 at December 31, 2002	15,426	14,907
Prepaid expenses and other	2,730	3,061

Total current assets	54,778	55,324

Property and equipment:
Furniture and fixtures	2,109	1,780
Equipment	16,489	13,547
Leasehold improvements	2,128	1,921

	20,726	17,248
Less accumulated depreciation and amortization	(13,045)	(8,703)

Total property and equipment	7,681	8,545

Marketable securities available-for-sale	1,500	2,230
Capitalized service and product development costs—net of accumulated amortization of $8,407 at December 31, 2003 and $6,934 at December 31, 2002	6,206	2,282
Goodwill	830	830
Intangible assets—net of accumulated amortization of $6,483 at December 31, 2003 and $15,268 at December 31, 2002	504	9,857
Other assets	1,280	2,598

Total assets	$72,779	$81,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,586	$8,870
Accrued compensation	4,424	6,289
Accrued vacation	2,155	2,044
Deferred acquisition payments	2,500	2,500
Deferred revenue	2,733	1,605
Sublease loss accruals related to business restructuring	3,142	2,788
Other accrued liabilities	2,562	3,479
Current portion of note payable	284	1,070

Total current liabilities	24,386	28,645

Sublease loss accruals related to business restructuring	7,884	6,315
Note payable	—	290
Deferred rent and other	2,036	2,285

Total liabilities	34,306	37,535

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock—$.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$.001 par value; 60,000,000 shares authorized; 16,154,468 shares issued and 15,920,737 shares outstanding at December 31, 2003; and 16,032,353 shares issued and 15,801,253 shares outstanding at December 31, 2002	254,973	251,914
Deferred compensation	(2,225)	(157)
Treasury stock; 233,731 shares at December 31, 2003 and 231,100 shares at December 31, 2002	(5,557)	(5,548)
Accumulated other comprehensive income (loss):
Unrealized gain on marketable securities available-for-sale	10	26
Cumulative translation adjustments	(193)	(229)
Accumulated deficit	(208,535)	(201,875)

Total stockholders’ equity	38,473	44,131

Total liabilities and stockholders’ equity	$72,779	$81,666

See Notes to Consolidated Financial Statements

QRS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended December 31, 2003, 2002 and 2001

(In thousands, except per share amounts)

	2003	2002	2001
Revenue:
Software applications	$32,896	$35,457	$38,995
Trading community management	66,400	73,698	80,657
Global services	24,051	26,879	23,472

Total revenue	123,347	136,034	143,124

Cost of revenue:
Software applications	8,971	11,052	19,616
Trading community management	31,722	37,738	43,208
Global services	21,128	23,873	26,032

Total cost of revenue	61,821	72,663	88,856

Gross profit	61,526	63,371	54,268

Operating expenses:
Sales and marketing	21,469	28,567	31,122
Service and product development	12,253	14,460	13,017
General and administrative	17,789	22,497	24,031
Amortization of other intangible assets	3,283	3,485	12,560
Amortization of goodwill	—	—	16,600
Licensed technology	1,750	—	—
Restructuring expenses	5,430	—	19,354
Impairment loss	6,333	—	118,896

Total operating expenses	68,307	69,009	235,580

Operating loss	(6,781)	(5,638)	(181,312)
Interest income	435	721	1,296
Interest expense	(141)	(155)	—

Loss before income taxes	(6,487)	(5,072)	(180,016)
Income tax expense (benefit)	173	(998)	(6,687)

Net loss	(6,660)	(4,074)	(173,329)
Other comprehensive income (loss):
Unrealized loss from marketable securities available-for-sale, net of tax	(16)	(8)	(90)
Change in cumulative translation adjustment	36	(193)	(36)

Total comprehensive loss	$(6,640)	$(4,275)	$(173,455)

Basic net loss per share	$(0.42)	$(0.26)	$(11.26)

Shares used to compute basic net loss per share	15,848	15,717	15,400

Diluted net loss per share	$(0.42)	$(0.26)	$(11.26)

Shares used to compute diluted net loss per share	15,848	15,717	15,400

See Notes to Consolidated Financial Statements

QRS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

(In thousands, except share amounts)

	Common Stock Outstanding		Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2000	14,663,015	$235,438	$—	$124	$(24,472)	$211,090
Issuance of common stock for Tradeweave minority share acquisition	334,774	3,847	—	—	—	3,847
Fair value of warrants issued for Tradeweave minority share acquisition	—	1,372	—	—	—	1,372
Fair value of stock options assumed from Tradeweave minority share acquisition	—	1,044	—	—	—	1,044
Intrinsic value of unvested stock options from minority share acquisition	—	—	(59)	—	—	(59)
Amortization of intrinsic value of unvested stock options from minority share acquisition	—	—	17	—	—	17
Issuance of common stock held in escrow	392,771	—	—	—	—	—
Exercise of stock options	25,869	120	—	—	—	120
Issuance of common stock under Employee Stock Purchase Plan	70,695	677	—	—	—	677
Fair value of restricted stock awarded	—	3,927	(3,927)	—	—	—
Issuance of common stock under Restricted Stock plan	129,405	—	—	—	—	—
Stock option compensation for non-employee	—	302	—	—	—	302
Amortization and acceleration of restricted stock, net of cancellations	—	(505)	2,259	—	—	1,754
Other comprehensive loss	—	—	—	(126)	—	(126)
Net loss	—	—	—	—	(173,329)	(173,329)

Balance, December 31, 2001	15,616,529	246,222	(1,710)	(2)	(197,801)	46,709
Purchase of treasury stock	(5,775)	(18)	—	—	—	(18)
Exercise of stock options	70,556	608	—	—	—	608
Issuance of common stock under Employee Stock Purchase Plan	83,590	492	—	—	—	492
Issuance of common stock under Restricted Stock plan	36,353	—	—	—	—	—
Stock option compensation	—	63	—	—	—	63
Amortization and acceleration of restricted stock, net of cancellations	—	(1,001)	1,533	—	—	532
Amortization of intrinsic value of unvested stock options from minority share acquisition	—	—	20	—	—	20
Other comprehensive loss	—	—	—	(201)	—	(201)
Net loss	—	—	—	—	(4,074)	(4,074)

Balance, December 31, 2002	15,801,253	246,366	(157)	(203)	(201,875)	44,131
Purchase of treasury stock	(2,631)	(9)	—	—	—	(9)
Exercise of stock options	35,670	174	—	—	—	174
Issuance of common stock under Employee Stock Purchase Plan	77,273	346	—	—	—	346
Issuance of common stock under Restricted Stock plan	9,172	—	—	—	—	—
Stock option compensation for non-employee	—	150	31	—	—	181
Fair value of restricted stock awarded	—	2,446	(2,446)	—	—	—
Restricted stock payroll taxes withheld	—	(30)	—	—	—	(30)
Amortization of restricted stock, net of cancellations	—	(27)	327	—	—	300
Amortization of intrinsic value of unvested stock options from minority share acquisition	—	—	20	—	—	20
Other comprehensive income	—	—	—	20	—	20
Net loss	—	—	—	—	(6,660)	(6,660)

Balance, December 31, 2003	15,920,737	$249,416	$(2,225)	$(183)	$(208,535)	$38,473

See Notes to Consolidated Financial Statements

QRS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(6,660)	$(4,074)	$(173,329)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,831	5,034	8,062
Amortization of capitalized service and product development costs	1,473	1,908	4,746
Amortization of software licenses	1,298	1,163	—
Amortization of goodwill	—	—	16,600
Amortization of other intangible assets	3,283	3,485	12,560
Impairment loss	6,333	—	125,601
Stock-based compensation	501	615	2,073
Provision for allowance for doubtful accounts	33	670	2,053
Loss from disposal of property and equipment	63	801	—
Deferred income taxes	—	—	(7,085)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(552)	6,601	3,061
Prepaid expenses and other	(845)	(382)	445
Income taxes receivable	—	125	3,103
Accounts payable	(2,284)	(3,044)	3,239
Accrued compensation	(1,895)	(1,163)	3,178
Accrued vacation	111	(51)	(164)
Deferred revenue	1,128	(1,988)	295
Sublease loss accruals related to business restructuring	1,923	(5,319)	14,422
Other accrued liabilities	(1,265)	(348)	3,075
Deferred rent and other	69	802	(878)

Net cash provided by operating activities	7,545	4,835	21,057

Cash flows from investing activities:
Purchases of marketable securities available-for-sale	(15,970)	(6,160)	(13,722)
Sales and maturities of marketable securities available-for-sale	13,479	11,635	15,357
Purchases of property and equipment	(3,611)	(2,622)	(3,154)
Capitalization of service and product development costs	(5,397)	(1,352)	(2,516)
Other assets	933	(103)	620
Payment of deferred acquisition payments	—	—	(3,500)
Payment of transaction costs related to acquisitions	—	—	(1,400)

Net cash provided by (used in) investing activities	(10,566)	1,398	(8,315)

Cash flows from financing activities:
Proceeds from employee stock purchase plan issuances	346	492	677
Exercise of stock options	174	608	120
Payments on note payable	(1,076)	(740)	—
Payments on capital lease obligation	(389)	(200)	—
Purchase of treasury stock	(9)	(18)	—

Net cash provided by (used in) financing activities	(954)	142	797

Effect of exchange rate on cash and cash equivalents	36	72	—

Net increase (decrease) in cash and cash equivalents	(3,939)	6,447	13,539
Cash and cash equivalents at beginning of year	35,358	28,911	15,372

Cash and cash equivalents at end of year	$31,419	$35,358	$28,911

QRS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Cash paid for:
Taxes	$127	$116	$56
Interest	$120	$123	$—
Noncash investing and financing activities:
Property and equipment acquired through capital lease	$419	$550	$—
Write-off of fully depreciated assets	—	6,211	2,170
Write-off of fully depreciated capitalized service and product development costs	—	3,722	—
Note payable exchanged for software licenses	—	2,100	—
Fair value of common stock issued in acquisitions	—	—	3,847
Fair value of stock options assumed in acquisition	—	—	1,044
Fair value of warrants issued in acquisition	—	—	1,372
Fair value of restricted stock awarded	2,446	—	3,927
Unrealized loss on marketable securities available-for-sale	(16)	(8)	(90)
Unrealized gain (loss) from foreign currency exchange	36	(193)	(36)

On February 9, 2001, we acquired the outstanding capital stock not previously held by us in our majority-owned subsidiary, Tradeweave, Inc. The purchase price was allocated, as follows:

2001
Accrued transaction costs	$(1,400)
Goodwill	5,121
Other intangible assets	3,556
Fair value of stock options assumed	(1,044)
Intrinsic value of unvested stock options assumed	59
Deferred income taxes	(1,073)
Fair value of warrants issued	(1,372)
Fair value of common stock issued	(3,847)

$—

See Notes to Consolidated Financial Statements

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  DESCRIPTION OF THE BUSINESS

QRS Corporation (“QRS,” the “Company,” “we” or “us”) is a technology company that serves the retail trading community with collaborative commerce solutions. We manage the flow of critical commerce information between companies and leverage our retail technology expertise to address fundamental industry challenges such as global data synchronization, compliance mandates, transaction outsourcing and product information management. Our solutions help customers expand into new markets and channels, improve operational efficiency and differentiate their brand. Currently we have more than 10,000 customers, as measured by the number of total, unique corporate customers that purchased or licensed our products and services during 2003. We offer solutions that help meet the diverse needs of members of the global retail trading community, regardless of company size, technology infrastructure or retail segment.

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

Foreign Currency Translation

We consider the local currency to be the functional currency for our international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income (loss). Foreign currency transaction gains and losses, which to date have not been material, are included in the Consolidated Statements of Operations and Comprehensive Loss.

Derivatives

We adopted Statement of Financial Accounting Standards No. (FAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, at the beginning of our fiscal year 2001. FAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The adoption of FAS 133 did not have a material effect on our financial statements. At December 31, 2003, we had no derivative instruments.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

We derive revenue from three principal sources:

(1)	Software Applications: Revenue from licensing of enterprise software applications is recognized upon shipment if a signed contract exists, the fee is fixed or determinable, collection is probable and if there are no significant company obligations with regard to implementation of the software. Revenue from hosted software applications is recognized as services are performed. With respect to the QRS Catalogue™, monthly fees are billed based on level of usage.

(2)	Trading Community Management: Associated revenue relates to the transmission of standard business documents over a network. Such revenue is recognized in the month that such transmission services are performed.

(3)	Global Services: Fees for QRS Retail Intelligence ServicesSM and QRS Professional ServicesSM are recognized as the related services are performed. Software maintenance revenue is deferred and recognized on a straight-line basis over the life of the related contract which is typically one year.

We accumulate relevant information from contracts to determine the availability of vendor-specific objective evidence of fair value for elements in bundled arrangements and believe that such information complies with the criteria established in American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as follows. (1) Customers are required to pay separately for annual maintenance. Future renewal rates are included as a term of the contracts. We use the renewal rate as vendor-specific objective evidence of fair value for maintenance. (2) We charge standard hourly rates for consulting services, including training, based on the nature of the services and experience of the professionals performing the services and such services are separately priced in contracts. The fair value of consulting services is based on the value of the standalone sales of these services to customers.

Based on the scope and nature of the services to be performed in connection with the implementation of our enterprise software applications, in certain arrangements, we may determine that the services are essential to the functionality of the software. Under these arrangements, software license revenue is recognized as the services are delivered under contract accounting using the percentage-of-completion methodology. Under the percentage-of-completion methodology, we estimate the total hours required to complete the services related to the implementation. The estimated total hours are based on our historical implementation experience. We update our actual hours and total projected hours upon consultation with project managers. Changes to our estimates may result in changes to the revenue recognized. Implementations of our enterprise software applications typically range from nine to twelve months. Total revenue recognized under the percentage-of-completion methodology in 2003 was $1.2 million.

Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing are recorded as unbilled receivables.

We recognize revenue for our products and services on a gross basis when we are the primary obligor in the arrangement, when we have latitude in establishing price, and when we maintain credit risk. Revenue is recognized on a net basis when any of those criteria are not met.

Cash and Cash Equivalents

We consider all highly liquid temporary investments with original maturities or remaining maturities at the date of purchase of three months or less to be cash equivalents. Our cash is deposited primarily in banks in the

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Marketable Securities Available-For-Sale

Short-term and long-term investments in debt securities on the balance sheet are classified as available-for-sale and are carried at fair value, with the unrealized gains or losses, net of tax if applicable, reported in accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Each marketable security is classified as short-term or long-term based on the security’s maturity and management’s intent with regard to that security. Realized gains and losses are recorded on the specific identification method. Realized gains or losses were not significant in 2003, 2002 and 2001. We had no available-for-sale securities that had unrealized losses as of December 31, 2003.

Service and Product Development Costs

We account for development costs related to products to be sold in accordance with FAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the beta stage. To date, products and enhancements have been released for sale at substantially the same time as reaching technological feasibility. Accordingly, we did not capitalize any amounts in 2003 under FAS 86. In 2003, we licensed technology associated with our QRS IMPACT™ product which had not yet reached technological feasibility and as a result, expensed $1.8 million for the year ended December 31, 2003.

We account for costs incurred to develop our computer software for internal use, which includes our hosted software applications, in accordance with AICPA SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As required by SOP 98-1, we capitalize the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Capitalized development costs are amortized over various periods up to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. For the years ended December 31, 2003, 2002 and 2001, we capitalized product development costs of $5.4 million, $1.4 million and $2.5 million, respectively. Amortization of capitalized product development costs were $1.5 million, $1.9 million and $4.7 million, respectively, for the years ended December 31, 2003, 2002 and 2001. As described in Note 8, we recognized an impairment loss of $4.3 million in 2001 related to the write-off of capitalized service and product development costs.

Property and Equipment

Property and equipment are stated at cost. During the third quarter of 2001, we changed the estimated lives for property and equipment other than leasehold improvements. All subsequent expenditures for these items are capitalized and depreciated on a straight-line basis over useful lives of 30 months. We made this change to reflect the economic usefulness of our property and equipment, and management believes that this change will not have

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a material effect on our financial position or results of operations. Expenditures for property and equipment acquired prior to this change other than leasehold improvements were capitalized and will continue to be depreciated on a straight-line basis over original estimated useful lives, which were generally three years for software and five years for furniture, fixtures and equipment. We continue to amortize leasehold improvements over the remaining period of the lease or over the estimated useful life of the improvement, whichever is shorter. Depreciation and amortization for the years ended December 31, 2003, 2002 and 2001 was $4.8 million, $5.0 million and $8.1 million, respectively.

Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. During the years ended December 31, 2002 and 2001, we wrote off $6.2 million and $2.2 million of fully depreciated assets, respectively.

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

Goodwill and Other Intangible Assets

Until December 31, 2001, we amortized goodwill and other intangible assets purchased in connection with the acquisition of businesses on a straight-line basis over their estimated useful lives, which ranged from 3 to 7 years. Goodwill amortization expense was $16.6 million in 2001. Other intangible assets amortization expense was $3.3 million, $3.5 million and $12.6 million in 2003, 2002 and 2001, respectively.

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicated the carrying amounts of these assets may not be recoverable. In performing the review for recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss, if any, is calculated based on the excess of the carrying amount of the asset over its fair value. As described in Note 8, we recorded an impairment loss of $6.1 million in 2003 and $115.4 million in 2001 associated with goodwill and other intangible assets.

Beginning January 1, 2002, we adopted FAS 142, “Goodwill and Other Intangible Assets.” We ceased amortization of purchased goodwill. Under the non-amortization approach, goodwill is not amortized into results of operations, but is instead reviewed for impairment at least annually and written down and charged to results of operations only in the periods in which the recorded value of goodwill is greater than its fair value. We ceased amortizing goodwill of $0.8 million as of January 1, 2002, including $0.4 million of acquired workforce.

Other intangible assets include acquired technology with an estimated useful life of 6 years; customer lists with useful lives of 3.5 to 5 years and a weighted average estimated useful life of 4.8 years; customer contracts with useful lives of 5 to 7 years and a weighted average estimated useful life of 6.4 years; and non-compete agreements purchased in connection with the acquisitions of businesses with estimated useful lives of 3 years. These intangible assets continue to be amortized on a straight-line basis over their useful lives.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising and Promotional Costs

We expense advertising and promotional costs as they are incurred. Advertising expense for 2003, 2002 and 2001 was $0.8 million, $1.0 million and $2.1 million, respectively.

Stock-Based Compensation

FAS 123, “Accounting For Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed under provisions of FAS 123, we have chosen to continue the intrinsic value based method under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only alternative of FAS 123, as amended by FAS 148, “Accounting for Stock-Based Compensation.” Pro forma net loss disclosures are presented below, assuming all employee stock options and employee stock purchase plan options were valued using the Black-Scholes model and the resulting stock-based compensation is amortized over the term the stock option becomes exercisable, using the multiple option method. Stock-based compensation to non-employees is based on the fair value of the stock option estimated using the Black-Scholes model on the date of grant and re-measured until vested.

The following table illustrates the effect on our net loss and net loss per share if we would have applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Years Ended December 31, (in thousands, except per share data)
	2003	2002	2001
Net loss, as reported	$(6,660)	$(4,074)	$(173,329)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	320	552	1,771
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,215)	(6,050)	(3,948)

Pro forma net loss	$(10,555)	$(9,572)	$(175,506)

Basic net loss per share, as reported	$(0.42)	$(0.26)	$(11.26)
Basic net loss per share, pro forma	$(0.67)	$(0.61)	$(11.40)
Diluted net loss per share, as reported	$(0.42)	$(0.26)	$(11.26)
Diluted net loss per share, pro forma	$(0.67)	$(0.61)	$(11.40)

The weighted average fair value of options granted during 2003, 2002 and 2001 was $4.64, $6.94 and $11.72, respectively. Such fair values of each option grant were estimated on the date of grant and calculated based on each option grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 2003, 2002 and 2001: risk-free interest rates are 2.61-3.25% in 2003, 3.25-4.19% in 2002, and 4.62% in 2001; expected volatility is 100-110% in 2003, 100% in 2002, and 95.25% in 2001; expected lives in all years are 12 to 18 months beyond each incremental vesting period (total life of 2 to 5.5 years, depending on each grant’s individual vesting schedule). No dividends are assumed for any plan in any year.

The fair value of the stock purchases made under the employee stock purchase program was determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate is 2.61%; expected volatility is 109%; expected life is 6 months. No dividends are assumed.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

We account for income taxes using the asset and liability method under FAS 109, “Accounting for Income Taxes.” We provide a deferred tax expense or benefit for differences between financial accounting and tax reporting. Deferred income taxes represent future net tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. We provide a valuation allowance against net deferred tax assets when we determine it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Earnings Per Share

We present our earnings per share on a dual basis, basic earnings per share (EPS) and diluted EPS as required by FAS 128, “Earnings per Share.” Basic EPS excludes dilution and is computed by dividing net earnings by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock (see Note 15).

Fair Value of Financial Instruments

The amounts reported for cash equivalents, accounts receivables, accounts payable and certain other accrued liabilities are considered to approximate fair values based on their short-term nature. The amounts reported for the capital lease and note payable are considered to approximate fair value since our effective interest rate continues to remain consistent with the contracted rates. The fair value of our marketable securities is disclosed in Note 3.

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

Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expenses for the periods presented. Areas where management makes estimates and assumptions include, but are not limited to: revenue recognition; service and product development costs, identifiable intangible assets and goodwill; allowance for doubtful accounts; sublease loss reserve; the establishment of accrued liabilities; and income taxes. Actual results could differ from these estimates.

Comprehensive Earnings

As required by FAS 130, “Reporting Comprehensive Income,” comprehensive earnings consist of net earnings and other gains or losses affecting stockholder’s equity that are excluded from net earnings. Such gains or losses consist primarily of unrealized gains and losses on marketable securities available for sale and foreign currency translation gains and losses.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

During the fourth quarter of 2001, under the leadership of our new management, we realigned our products and services into three Solutions Groups: (1) Software Applications, (2) Trading Community Management and (3) Global Services. We track revenue and cost of revenue from each of these Solutions Groups and such amounts have been disclosed on the face of the Consolidated Statements of Operations and Comprehensive Loss. We do not operate these products and services as separate businesses nor do we evaluate their profitability below the gross profit line. We operate in one business segment; we provide collaborative commerce solutions for the retail industry trading community.

Virtually all of our long-lived assets are located in the United States of America. We market our products and related services to customers in the United States of America, Canada and Europe. Customers outside of North America accounted for less than 10% of total revenue in 2003, 2002 and 2001.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on equity or net loss.

Recent Accounting Pronouncements

In July 2002, the FASB issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the measurement, timing of recognition and reporting of costs associated with exit or disposal activities and restructuring activities. FAS 146 requires that a liability for costs associated with exit or restructuring activities be recognized only when the liability is incurred as opposed to at the time that a company formally approves and commits to an exit plan as set forth in Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted FAS 146 on January 1, 2003, and in conjunction with certain restructuring activities initiated during 2003, we recorded a $1.9 million restructuring expense in accordance with FAS 146 (see Note 7).

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability at fair value be recorded in the guarantor’s balance sheet upon issuance of a guarantee or indemnification. In addition, FIN 45 requires disclosures about the guarantees or indemnification that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions and recognition provisions of FIN 45 at December 31, 2002 and January 1, 2003, respectively. The adoption had no material effect on our financial position or results of operations (see Note 9).

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

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the Consolidated Financial Statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any controlling financial interest in any variable interest entities as of December 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation (or right) of the issuer. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. We do not have any financial instruments with characteristics of both liabilities and equity as of December 31, 2003. The FASB has deferred the effective date of paragraphs 9, 10 and 22 of FAS 150. During 2003, we adopted all other provisions of FAS 150 and the adoption had no material effect on our financial position or results of operations. We continue to evaluate the impact that adoption of paragraphs 9, 10 and 22 will have on our financial position or results of operations.

Note 3:  MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities available-for-sale are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2003
Debt issued by—
Governmental Agencies	$2,728	$5	$—	$2,733
Corporations	3,965	5	—	3,970

Total marketable securities	6,693	10	—	6,703
Less long-term marketable securities available-for-sale	(1,498)	(2)	—	(1,500)

Short-term marketable securities available-for-sale	$5,195	$8	$—	$5,203

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2002
Debt issued by—
Governmental Agencies	$1,502	$13	$—	$1,515
Corporations	2,700	13	—	2,713

Total marketable securities	4,202	26	—	4,228
Less long-term marketable securities available-for-sale	(2,204)	(26)	—	(2,230)

Short-term marketable securities available-for-sale	$1,998	$—	$—	$1,998

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents principal amounts and related weighted average interest rates due by date of maturity for the marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At December 31, 2003 and 2002, the weighted average maturity of the marketable securities portfolio was 222 days and 248 days, respectively.

December 31, 2003 (in thousands, except interest rates):

	Maturity 2004	Maturity 2005	Total	Fair Value at December 31, 2003
Governmental Agencies	$1,230	$1,498	$2,728	$2,733
Corporations	3,965	—	3,965	3,970

Total	$5,195	$1,498	$6,693	$6,703

Weighted average interest rate	1.60%	1.69%	1.62%	1.62%

December 31, 2002 (in thousands, except interest rates):

	Maturity 2003	Maturity 2004	Total	Fair Value at December 31, 2002
Governmental Agencies	$1,000	$502	$1,502	$1,515
Corporations	2,169	531	2,700	2,713

Total	$3,169	$1,033	$4,202	$4,228

Weighted average interest rate	2.52%	3.32%	2.72%	2.72%

Note 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2003, other intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Acquired technology	$2,743	$(2,714)	$29
Customer lists	1,552	(1,308)	244
Customer contracts	1,480	(1,249)	231
Non-compete agreements	1,212	(1,212)	—

Total	$6,987	$(6,483)	$504

As of December 31, 2002, other intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Acquired technology	$20,881	$(11,967)	$8,914
Customer lists	1,552	(1,054)	498
Customer contracts	1,480	(1,049)	431
Non-compete agreements	1,212	(1,198)	14

Total	$25,125	$(15,268)	$9,857

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization expense of other intangible assets as of December 31, 2003 is as follows (in thousands):

2004	$361
2005	142
2006	1

Total	$504

During the year ended December 31, 2003, there were no changes to goodwill.

The following table presents the effect of FAS 142 on net loss and net loss per share, had the accounting standard been in effect for the years ending December 31, 2001 (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net loss, as reported	$(6,660)	$(4,074)	$(173,329)
Add back amortization of goodwill, net of tax effect	—	—	16,600
Add back amortization of acquired workforce (included in amortization of other intangible assets), net of tax effect	—	—	1,567
Less additional impairment loss(1)	—	—	(18,167)

Adjusted net loss	$(6,660)	$(4,074)	$(173,329)

Basic and diluted net loss per share, as reported	$(0.42)	$(0.26)	$(11.26)
Adjusted basic and diluted net loss per share	$(0.42)	$(0.26)	$(11.26)

(1)	Based on independent appraisal of recoverable intangible assets at December 31, 2001.

Note 5:  INCOME TAXES

The income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 consisted of (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$—	$(998)	$—
State	113	—	396
Foreign	60	—	—

	173	(998)	396

Deferred:
Federal	—	—	(7,482)
State	—	—	399

	—	—	(7,083)

Total	$173	$(998)	$(6,687)

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) before income taxes for the years ended December 31, 2003, 2002 and 2001 was (in thousands):

	Years Ended December 31,
	2003	2002	2001
Domestic	$(6,660)	$(5,252)	$(180,166)
Foreign	173	180	150

Total	$(6,487)	$(5,072)	$(180,016)

Significant components of our deferred tax balances as of December 31, 2003 and 2002 are as follows (in thousands):

	December 31, 2003	December 31, 2002
Deferred tax assets:
Amortization of intangible assets	$6,696	$6,563
Allowance for doubtful accounts	329	734
Other accruals not currently deductible	1,606	2,190
Deferred rent	389	405
Net operating loss carryforwards	14,261	13,663
California enterprise zone credit carryforwards	419	419
Alternative minimum tax credit carryforwards	234	234
Research and experimentation credit carryforwards	3,871	1,763
Sublease loss accruals	4,289	3,541
State income taxes	—	274

Total deferred income tax assets	32,094	29,786
Deferred tax liabilities:
Capitalized service and product development costs expensed for tax purposes	2,480	888
Depreciation	804	1,146
Other intangible assets	11	3,471

Total deferred income tax liabilities	3,295	5,505

Deferred income tax assets, net	28,799	24,281
Valuation allowance	(28,799)	(24,281)

Net deferred income tax assets	$—	$—

A reconciliation of the federal statutory tax rate to our effective tax rate is as follows (in thousands, except tax rates):

	2003		2002		2001
Provision at federal statutory tax rate	$(2,270)	(35)%	$(1,775)	(35)%	$(63,006)	(35)%
State income taxes, net of federal tax benefit	74	1	—	—	(3,132)	(2)
Tax exempt interest	—	—	—	—	(32)	—
Goodwill amortization and impairment loss	—	—	—	—	34,714	19
Research and experimentation credit	(2,107)	(32)	—	—	—	—
Increase in valuation allowance	4,518	70	1,084	21	23,197	13
Other	(42)	(1)	(307)	(6)	1,572	1

Total	$173	3%	$(998)	(20)%	$(6,687)	(4)%

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2003 we recorded income tax expense of $0.2 million. The recorded current tax expense represents various state and foreign tax obligations. We did not incur any current federal tax expense primarily because of the effect of temporary differences arising from the deduction of capitalized service and product development costs for tax purposes, which will not require us to pay any federal income taxes for 2003, but which will result in a deferred tax liability. The deferred tax liability is offset by our unrecognized deferred tax asset. A valuation allowance has been placed against the remainder of our deferred tax asset.

At December 31, 2003 we had net operating loss carryforwards available to offset future federal and state taxable income of approximately $36.4 million and $38.6 million, respectively, which will expire in 2020 through 2023 and 2010 through 2013, respectively. Research and experimentation tax credit carryforwards available to offset future federal and California state taxes were approximately $2.9 million and $1.6 million, respectively. The federal research and experimentation tax credit carryforwards will expire in 2009 through 2023. We also have California state enterprise zone credit carryforwards of approximately $0.6 million, which have no expiration date, and are available to offset future California state taxes. We also have alternative minimum tax credits of approximately $0.2 million which have no expiration date.

At December 31, 2003, a valuation allowance of $28.8 million was established to reduce the net deferred income tax assets due to the uncertainty surrounding the realization of the favorable tax attributes in future years. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be released. During 2003, the valuation allowance increased by $4.5 million to $28.8 million, compared to $24.3 million at December 31, 2002. The increase in the valuation allowance is mainly attributed to the increase in net deferred tax assets resulting from increased research and development credits and the write-off of intangible assets. During 2002 and 2001, the valuation allowance increased by $1.1 million and $23.2 million, respectively.

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

During 2000, Tradeweave issued 400,000 shares of its common stock to Peter R. Johnson for $100,000 in cash and 1,141,000 shares of its common stock to various Tradeweave employees for $285,250 in cash pursuant to exercises of Tradeweave stock options. On September 30, 2000, Tradeweave issued 142,503 shares of its common stock valued at $1.17 per share (as determined by management with the assistance of valuation consultant American Appraisal Associates, Inc., an independent appraiser) to Peter R. Johnson for services provided to Tradeweave.

On June 30, 2000, we entered into a Preferred Stock Purchase Agreement (Preferred Stock Agreement) with Tradeweave, Peter R. Johnson and Garth Saloner. Under the terms of the Preferred Stock Agreement, during the

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We assumed the outstanding stock options under the Tradeweave Non-Qualified Stock Option Plan, which were converted to stock options to purchase 138,369 shares of our common stock. The fair value of the stock options assumed was $1.0 million determined using the Black-Scholes method with the following assumptions: expected life of four years, volatility of 88%, weighted average risk-free interest rate of 6% and expected dividend rate of 0%. Additionally, we issued warrants to purchase 140,000 shares of our common stock (111,524 shares of our common stock issued to Mr. Johnson and 28,476 shares of our common stock issued to Mr. Saloner) at a price of $11.0625 per share with a fair value of $1.4 million (determined using the Black-Scholes method) to Mr. Johnson and Mr. Saloner. The warrants become exercisable in equal amounts every January 1 over a 4-year period and expire on January 31, 2005. The intrinsic value of unvested stock options assumed has been included in the financial statements as deferred compensation and is amortized over the remaining vesting period. The acquisition was accounted for as a purchase transaction allowing consolidation without any minority interest (see Note 8).

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price related to the acquisition has been allocated to the acquired assets and liabilities on the basis of their estimated fair values as of the date of the acquisition, as determined by management with the assistance of valuation consultant American Appraisal Associates, Inc., an independent appraiser. The fair value of the assets and liabilities acquired, is summarized as follows (in thousands):

Tradeweave Acquisition
Estimated fair value of common stock issued	$3,847
Fair value of stock options assumed	1,044
Fair value of warrants issued	1,372
Transaction costs	1,400

Total purchase price	$7,663

Allocation of purchase price:
Goodwill	$5,121
Current technology	1,523
Customer list and trademark	821
Fair value of other intangible assets	877
Intrinsic value of unvested options assumed	59
Assembled workforce	335
Deferred income taxes	(1,073)

Total allocation of purchase price	$7,663

The appraisal techniques used for the acquisition included certain assumptions, including the extent, character and utility, the income generating or cost-savings attributes, the nature and timing of the functional or economic obsolescence and the relative risk and uncertainty associated with an investment in intangible assets.

Note 7:  RESTRUCTURING EXPENSES

2001 Restructuring Activities

On February 6, 2001, we announced a reorganization plan that included the full integration of the operations of QRS and Tradeweave and an alignment of our organization with a single go-to-market strategy focused on enhanced synergies within QRS with resulting cost reductions. In connection with the implementation of the February 2001 reorganization, we recorded restructuring expenses of $4.3 million during the year ended December 31, 2001, comprised of severance of $1.6 million, accelerated stock-based compensation expense under the 2001 restricted stock program of $0.5 million for 77 involuntary terminations throughout QRS and facilities closure expense of $2.2 million.

During September 2001, we discontinued our Tradeweave Digital Photography service due to underperformance. As a result, we recorded restructuring expenses of $3.0 million during the year ended December 31, 2001, comprised of severance of $0.1 million for 17 involuntary terminations within the Tradeweave Digital Photography Group and facilities closure expense of $2.9 million.

Additionally, during the fourth quarter of 2001, we restructured our operations, which included the realignment and certain eliminations of our products and services, the elimination of full-time positions and the consolidation of real estate. As a result, we recorded restructuring expenses of $12.0 million during the quarter

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2001, comprised of severance of $2.0 million for 69 involuntary terminations throughout QRS and facilities closure expense of $10.0 million primarily related to the vacant facility adjacent to our corporate headquarters.

Given the difficult real estate market in the Bay Area, our original expectations for sublease income on the vacated facility adjacent to our corporate headquarters proved optimistic. As a result, we began reevaluating our assumptions surrounding our sublease loss accrual during 2003, including discussions with our landlord to renegotiate the terms of our lease. We recorded a $3.7 million restructuring expense for the year ended December 31, 2003 based on the terms of a non-binding Letter of Intent with the landlord to reduce the term of the lease and our total cash commitments over the remaining life of the lease. During January 2004, we finalized agreements with our landlord to sublet the facility to an affiliate of our landlord and reduce our total cash commitments over the remaining life of the lease by $6.4 million. The sublease agreement for full contract rent and operating expenses from October 1, 2008 through the lease termination on June 30, 2011 is collateralized by a $4.0 million Deed of Trust. The agreements with our landlord require us in the first quarter 2004 to deposit $3.6 million of base rent for the period October 1, 2006 through September 30, 2008 in an escrow account for disbursement over the related rental period. We believe that the sublease loss accrual related to this facility as of December 31, 2003 is sufficient to cover all of our revised obligations under the final agreements. Also during the year ended December 31, 2003, we recorded a $0.2 million reduction in the 2001 severance accrual.

The 2001 restructuring activities (and subsequent changes to those liabilities resulting in restructuring expenses in 2003) were accounted for in accordance with the provisions of EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

2003 Restructuring Activities

During 2003, we completed a review of our overall cost structure with the goals of creating better alignment with our growth strategy and finding additional potential efficiencies. As a result, we centralized substantially all of our development team to our Richmond, California headquarters and streamlined other parts of our operations, primarily general and administrative services. These actions resulted in a restructuring charge of $1.9 million, consisting of $1.2 million related to the closure of our Wakefield, Massachusetts facility, $0.1 million related to the write-off of certain equipment and leasehold improvements and $0.7 million related to the severance of 43 employees located in Wakefield, Massachusetts; Richmond, California and New York, New York.

The 2003 restructuring activities were accounted for under the provisions of FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the restructuring activities from January 1, 2001 to December 31, 2003 (in thousands):

	2001 Restructuring Activities			2003 Restructuring Activities			Total
	Severance (included in Accrued compensation)	Stock-based compensation (included in Deferred compensation)	Facilities closure	Severance (included in Accrued compensation)	Facilities closure	Write-off of Fixed Assets
Balance at January 1, 2001	$—	$—	$—	$—	$—	$—	$—
Restructuring expense	3,733	507	15,114	—	—	—	19,354
Restricted stock distribution	—	(507)	—	—	—	—	(507)
Cash Payments	(1,754)	—	(692)	—	—	—	(2,446)

Balance at December 31, 2001	1,979	—	14,422	—	—	—	16,401
Restructuring expense	—	—	—	—	—	—	—
Adjustments(1)	(110)	—	110	—	—	—	—
Cash Payments	(1,280)	—	(5,429)	—	—	—	(6,709)

Balance at December 31, 2002	589	—	9,103	—	—	—	9,692
Restructuring expense	(155)	—	3,681	670	1,172	62	5,430
Write-off of fixed assets	—	—	—	—	—	(62)	(62)
Cash Payments	(434)	—	(2,789)	(424)	(141)	—	(3,788)

Balance at December 31, 2003	$—	$—	$9,995	$246	$1,031	$—	$11,272

(1)	The reduction in the severance accrual represents the difference between the actual amounts paid and our initial estimate of the severance to be paid. We also increased the amount of our facilities closure accrual to reflect a change in estimate of additional costs to be incurred related to subleasing a vacated facility.

We expect to pay remaining obligations related to severance by the second quarter of 2004. Based on the terms of the agreements with our landlord described above and actual subleases in effect on other properties, $3.1 million of the total facilities closure liability of $11.0 million has been classified as a current liability and the remaining $7.9 million has been classified as non-current with payments through 2011.

Note 8:  IMPAIRMENT LOSS

During the third quarter of 2001, we recognized an impairment loss of $10.4 million associated with our Tradeweave Digital Photography service, which was acquired in connection with the acquisition of Image Info in January 2000. The fair value of the assets associated with our acquisition of our Tradeweave Digital Photography service was determined based on analysis performed by management with the assistance of valuation consultant American Appraisal Associates, Inc., an independent appraiser. Based on our determination of fair value, we recorded an impairment loss comprised of the write-down of goodwill and other intangible assets of $8.4 million; and the write-off of the carrying amount of property and equipment of $2.0 million, which was included in cost of revenue, primarily comprised of tenant improvements for the closure of our New York photography studio as well as photographic equipment. In addition, we recorded an impairment loss during the third quarter ended September 30, 2001 of $0.5 million related to the write-off of an internet portal, which was under construction.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2001, under the leadership of our new management, we initiated a comprehensive strategic review of our products and services and market opportunities. In consideration of the current tightening in information technology spending and uncertainties in the marketplace, along with analysis performed by management with the assistance of valuation consultant American Appraisal Associates, Inc., an independent appraiser, we concluded that future cash flows from the assets acquired in connection with our acquisitions of RockPort, Image Info, RDS and Tradeweave would not be sufficient to recover the carrying amount of the acquired goodwill and other intangible and tangible assets.

Therefore, we recorded an impairment loss of $110.4 million for the quarter ended December 31, 2001, comprised of $60.0 million associated with the write-down of goodwill and other intangible assets related to the QRS Sourcing™ product acquired in connection with our acquisition of RockPort; $29.3 million associated with the QRS Merchandising™ product acquired in connection with our acquisition of Image Info; $10.5 million associated with QRS Retail Intelligence ServicesSM acquired in connection with our acquisition of RDS; and $7.2 million associated with the QRS Showroom™ product which was recorded in connection with our acquisition of the Tradeweave minority interest; and $3.4 million associated with the write-off of the carrying amount of tenant improvements and other assets ($0.5 million of the $3.4 million is included in cost of revenue). In addition, we recognized an impairment loss of $4.3 million (all of which is included in cost of revenue) associated with the write-off of capitalized service and product development costs related to the QRS Showroom™ product as the result of an impairment analysis.

Impairment loss for the year ended December 31, 2001 and related acquisition values, prior accumulated amortization and intangible asset balance as of December 31, 2001 were as follows (in thousands):

	Acquired intangible assets (including goodwill)	Less 2001 impairment loss	Less accumulated amortization as of December 31, 2001	Intangible Assets as of December 31, 2001 (including goodwill)
Acquisitions:
RockPort	$100,384	$59,966	$28,018	$12,400
Image Info	54,003	37,700	16,103	200
RDS	18,757	10,510	8,247	—
Tradeweave	8,736	7,248	1,488	—

Subtotal	$181,880	115,424	$53,856

Other Acquisitions:				1,855

Total				$14,455

Write-down of property and equipment		3,472

Subtotal included in operating expenses(1)		118,896
Write-down of property and equipment(2)		2,455
Write-off of capitalized service and product development costs(3)		4,250

Total 2001 impairment loss		$125,601

(1)	Included as a component of operating expenses.

(2)	Included in cost of revenue for Global Services.

(3)	Included in cost of revenue for Software Applications.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the fourth quarter 2003, we experienced changes in the market environment, including the small number of actual QRS Sourcing™ application sales in 2003, which caused us to reduce our outlook for 2004 revenue from our QRS Sourcing™ product. As a result, we assessed the recoverability of the intangible and other assets associated with our 2000 acquisition of RockPort and 2002 purchase of IBM CrossWorlds licenses. We concluded that the estimated future cash flows from QRS Sourcing™ were not sufficient to support the remaining carrying value of the associated intangible and other assets. As a result, we recorded an impairment loss of $6.3 million for the year ended December 31, 2003.

Impairment loss for the year ended December 31, 2003 and related acquisition values, and intangible asset balance as of December 31, 2003 were as follows (in thousands):

	Intangible Assets as of December 31, 2002	Less 2003 amortization expense	Less 2003 impairment loss	Intangible Assets as of December 31, 2003
Acquisitions:
RockPort	$8,872	$2,802	$6,070	$—
Other Acquisitions	985	481	—	504

Subtotal	$9,857	$3,283	6,070	$504

Write-off of IBM CrossWorlds licenses			263

Total 2003 impairment loss			$6,333

Note 9:  COMMITMENTS, CONTINGENCIES AND GUARANTEES

We use IBM Information Exchange as the value-added network (VAN) over which we provide customers with some of our QRS Exchange™ products and services, such as Data Exchange, QRS Web Forms™ and QRS Managed EC™. We depend on IBM Information Exchange for a substantial part of our revenue. In July 2002, we entered into a new three-year agreement with IBM effective July 1, 2002 and ending June 30, 2005. The new agreement replaces and supersedes a previous agreement with IBM that would have expired on December 31, 2002. Pursuant to the new IBM contract, we pay fees to IBM based on the amount of our use of its network and other specified services subject to minimum payments set forth in the agreement, which we have met to date. Under this contract we also offer a real-time Internet Protocol (IP)-based transaction network product, Internet Transaction Exchange (ITX), through the use of IBM’s Business Exchange Services—Internet Transfer (BES-IT), formerly Internet Data and Document Exchange (IDDX). We have committed to purchase specified minimum annual amounts of the BES-IT services beginning in 2003. The new agreement allows us to purchase additional services beyond IBM Information Exchange and the BES-IT services at a discounted rate, with no volume commitments or penalties.

In connection with the merger agreement relating to our acquisition of Image Info, we paid to the former shareholders of Image Info a deferred acquisition payment of $2.5 million in 2001. We also would have been required to pay the former shareholders of Image Info an additional $2.5 million in 2002 if revenue attributable to the acquired business met the minimum amount described in the merger agreement for 2001. We have determined that the revenue attributable to the acquired business did not reach the minimum amount required for 2001. On October 8, 2002, one of the former shareholders of Image Info Inc., purporting to act on behalf of the

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

former shareholders of Image Info, Inc., filed a lawsuit against the Company and WS Acquisition Corp., one of our wholly owned subsidiaries (which was renamed Image Info, Inc.), purporting to act on behalf of himself and the other former Image Info, Inc. shareholders claiming we are nonetheless obligated to make the second payment. We believe that the lawsuit is without merit and we are vigorously defending the action. The deferred acquisition payment has already been accounted for in the acquisition cost for the original transaction.

We have established three irrevocable letters of credit with Wells Fargo Bank, N.A. as security for real property leases in the amounts of $0.8 million, $0.4 million and $0.2 million during the fourth quarter of 1999, the first quarter of 2002 and the second quarter of 2002, respectively. The 1999 letter of credit was reduced to $0.2 million during the year ended December 31, 2003. These letters of credit remained outstanding as of December 31, 2003 and are collateralized by three certificates of deposit, which have been included in Other Assets in the Consolidated Balance Sheets.

We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with some of our facility leases, we have indemnified the lessors for certain claims that could arise from our use of the facility. In connection with some of our vendor, partner and consulting services agreements in the ordinary course of business, we have indemnified the vendors, partners and consultants for certain claims that could arise from these agreements. Pursuant to our Bylaws and indemnification agreements with each of our directors and executive officers, we are obligated to indemnify each of them against expenses and losses incurred for claims brought against them by reason of being a director or executive officer the Company. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in the accompanying Consolidated Balance Sheets.

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

We lease office buildings and certain equipment under various non-cancelable operating lease agreements expiring through the year 2011. The leases for office buildings generally provide renewal options and additional rents based on increases in operating expenses of the buildings. Our corporate building lease agreement provided for significant periods of “free rent” when no cash was required. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. Total rent expense related to these operating leases charged to continuing operations for the years ended December 31, 2003, 2002 and 2001 was $4.6 million, $5.9 million and $21.6 million (of which $15.1 million, net of projected sublease income, was included in restructuring expenses), respectively.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, future minimum payments under long-term operating and capital leases, which include $17.6 million for unoccupied facilities, are as follows (in thousands):

	Capital Lease Obligations	Minimum Operating Lease Commitments(2)(3)	Sublease Income(1)(2)	Net Operating Lease Commitments
Year Ending December 31:
2004	$379	$7,451	$(325)	$7,126
2005	65	5,659	—	5,659
2006	—	5,477	—	5,477
2007	—	5,390	—	5,390
2008	—	4,965	—	4,965
2009 & thereafter	—	9,012	—	9,012

Total	444	$37,954	$(325)	$37,629

Less amounts for interest	(20)

Total capital lease obligations at December 31, 2003	424
Less amount in Other Accrued Liabilities	(362)

Amount in Deferred Rent and Other	$62

(1)	On February 13, 2002, we executed a sublease agreement for our San Francisco facility under a non-cancelable operating sublease. The sublease requires monthly rental receipts commencing on April 1, 2002 and expiring on September 30, 2004 concurrent with the expiration of our lease obligation. On October 31, 2002, we executed a sublease agreement for one floor of our New York facilities under a non-cancelable operating sublease. The sublease requires monthly rental receipts commencing on December 1, 2002 and expiring on January 31, 2004.

(2)	In January 2004, we finalized agreements with our landlord to reduce our total cash commitments by $6.4 million over the remaining life of our Richmond, California leases, comprised of $5.3 million in sublease income from October 1, 2008 through June 30, 2011 and reductions in management fees and other operating expenses of $1.1 million from January 1, 2004 through June 30, 2010. The effect of these agreements is excluded from the table above.

(3)	Of the $38.0 million in minimum operating lease commitments, $11.0 million is included in the Consolidated Balance Sheets in sublease loss accruals related to business restructuring as of December 31, 2003.

Note 10:  CONCENTRATION RISK

Pursuant to a contract with IBM that expires on June 30, 2005, we use IBM Information Exchange as the VAN over which we provide customers with most of our QRS Exchange™ products and services. We depend on IBM Information Exchange for a substantial part of our revenue. Under this contract we also offer a real-time IP-based transaction network product, ITX, through the use of BES-IT, formerly IDDX. When our contract with IBM expires, should IBM decide to increase the prices that it charges us or reduce the amount of discounts or allowances we currently receive, and we are not able to pass along such increased costs to our customers, our business, financial condition and results of operations could be materially adversely affected. In addition, pursuant to the IBM contract, we will pay fees to IBM based on the amount of our use of its network services subject to specified minimum payment amounts. If our use of the network services declines, our gross margin will decrease, thereby also adversely affecting our business and operating results.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because we have no right to control the maintenance and operation of either IBM Information Exchange or BES-IT, we are subject to factors outside of our control that may adversely affect the operation of IBM Information Exchange and BES-IT services and thus our business and results of operations. In addition, if IBM becomes unable or unwilling to provide or continue to support IBM Information Exchange or BES-IT services, we would either have to provide these services directly or arrange for another third party to provide such services. We cannot provide assurance that we would be able to do so on a timely basis, if at all, or that the costs of any such arrangements would not materially adversely affect our business and results of operations. Disruption or unavailability of IBM Information Exchange or BES-IT services may have a material adverse effect on our business, results of operations and financial condition.

We provide services and generate revenue by enabling retailers and their trading partners to exchange standard electronic business documents (such as purchase orders, invoices and advance ship notices) and collaborate on business processes such as inventory management and financial reconciliation. We believe that no individual retailer, retailer trading partner or any retailer/vendor trading community exceeded 10% of total revenue for any of the three years in the period ended December 31, 2003. Additionally, no individual customer accounted for 10% or more of the accounts receivable balances as of December 31, 2003, 2002 and 2001. The write-off of accounts receivable was $0.9 million, $1.1 million and $2.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

All of our customers belong to a single segment of the economy, the retail industry. A slowdown or consolidation within such industry can have a material adverse effect on our business and results of operations. Our revenue is derived primarily from the North American general merchandise and apparel segment. General merchandise and apparel represented 81%, 84% and 87% of total revenue in 2003, 2002 and 2001, respectively. The remainder of our revenue was derived from customers in other retail segments, primarily grocery and consumer packaged goods customers. Revenue generated from customers in the United States amounted to $119.1 million, $131.4 million and $135.3 million, or 97%, 97% and 95% of total revenue during 2003, 2002 and 2001, respectively. International customers generated $4.2 million, $4.6 million and $7.8 million in revenue in 2003, 2002 and 2001, respectively.

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

We have recently incurred significant losses, including net losses of $6.7 million, $4.1 million and $173.3 million for the fiscal years ended December 31, 2003, 2002 and 2001, respectively. A substantial amount of these losses in 2003 and 2001 were in connection with non-cash charges relating to the impairment of remaining intangible assets, including technology and goodwill, acquired through our acquisitions in recent years of RockPort, Image Info, and RDS, as well as our acquisition of the outstanding minority interest of Tradeweave Inc.

In addition, for the fiscal year ended December 31, 2003, we experienced a decline in revenue of 9% over the previous fiscal year. We somewhat offset this revenue decline by reducing our operating expenses in 2003. We may not be able to continue reducing our operating expenses in future periods and our revenue may continue to decline. As a result, we may experience losses in future periods. During 2003, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly as a result of decreases in customer demand or decreases in acceptance of our future products, our ability to generate positive

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flow from operations may be jeopardized. As a result, we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

Note 11:	NOTE PAYABLE

On March 28, 2002, we executed an unsecured promissory note for $2.1 million payable to IBM associated with our licensing of IBM CrossWorlds enterprise applications integration tools. The note requires 24 equal monthly installments of $0.1 million, beginning in April 2002, and bears interest at 9.25% per annum. The unpaid principal balance as of December 31, 2003 was $0.3 million, which will be paid in 2004. The related interest expense for the years ended December 31, 2003 and 2002 was $0.08 million and $0.1 million, respectively. As of December 31, 2003, the licenses were considered impaired based on an analysis of the estimated future cash flows. As a result, the assets were included in the impairment loss for the year ended December 31, 2003 (see Note 8).

Note 12:	RETIREMENT SAVINGS PLANS

We maintain a 401(k) plan, which is a defined contribution plan for all eligible employees. The plan allows discretionary, matching employer contributions of up to 50% of employee contributions to a maximum employer match of $6,000 per person in 2003, $5,500 in 2002 and $5,250 in 2001. We also maintain a non-qualified deferred compensation plan for certain employees whose contributions and the related employer matching contributions under the 401(k) plan are restricted under the Internal Revenue Code. The matching employer contributions charged to continuing operations during 2003, 2002 and 2001 were $1.3 million, $1.6 million and $2.2 million, respectively.

Note 13:	COMMON STOCK, STOCK OPTIONS AND WARRANTS

On May 11, 2000 our stockholders approved an amendment to our Certificate of Incorporation to increase the number of shares of common stock available for issuance by an additional 40,000,000 shares to a total of 60,000,000 shares.

Restricted Stock

On December 19, 2000, our Compensation Committee approved the implementation of a restricted share award program pursuant to the stock issuance provisions of the 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”). Under the terms of the program, each officer (from Vice President level and above) was given the opportunity to surrender his or her outstanding options under the 1993 Plan with an exercise price of $15.00 or more per share in return for a restricted share award at an exchange ratio of three option shares surrendered for every one share of common stock awarded under the restricted share program. When the restricted share awards were made under the program on January 3, 2001, the fair market value of our common stock was $13.69 per share. The executive officers surrendered options covering a total of 875,126 shares of our common stock with a weighted average exercise price of $41.88 per share in return for an aggregate of 286,875 shares of our common stock subject to vesting. The restricted shares agreement for each award provided that the award would be issued in a series of six successive equal semi-annual installments upon the individuals’ completion of each successful six months of continued employment with us. The shares are fully vested upon their issuance, and at December 31, 2003, we had issued 174,930 shares of our common stock under the program.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the 286,875 shares awarded was $3.9 million based on the market price of our common stock, which was $13.69 per share at January 3, 2001, and has been included in the financial statements as deferred compensation, and is being amortized ratably over the remaining vesting period.

The following table shows the activity under the 2001 Program:

Number of Shares
Balance at January 1, 2001	286,875
Vested and distributed	(129,405)
Canceled	(36,829)

Balance at December 31, 2001	120,641
Vested and distributed	(36,353)
Canceled	(73,114)

Balance at December 31, 2002	11,174
Vested and distributed	(9,172)
Canceled	(2,002)

Balance at December 31, 2003	—

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

On October 1, 2003, October 22, 2003, November 19, 2003 and December 3, 2003, we granted 155,000; 20,000; 55,000 and 15,000 restricted share rights, respectively, under the provisions of the 1993 Plan. These restricted share rights will vest at various dates through December 2, 2006 and become issuable as long as the grantee remains employed by or a Director of the Company through the vesting dates. The fair value of the 245,000 restricted share rights granted was $2.2 million based on the market prices of our common stock, which was $8.50 per share at October 1, 2003, $10.11 per share at October 22, 2003, $10.23 per share at November 19, 2003 and $8.84 per share at December 3, 2003. The fair value of the restricted share rights is included in the financial statements as deferred compensation as of December 31, 2003 and will be amortized ratably over the vesting period.

Restricted stock-based compensation expense recognized during 2003, 2002 and 2001 was $0.3 million, $0.5 million and $1.8 million (of which $0.5 million was included in restructuring expenses—see Note 7), respectively.

For non-employees, we incurred $0.2 million of restricted stock and stock option compensation expense during 2003. $0.1 million in stock compensation expense resulted from accelerated vesting of 12,500 stock options held by a former executive and a former Director in accordance with the terms of their separation agreements. $0.1 million in stock compensation expense resulted from options granted to a former employee and contractor and the grant of 20,000 restricted share rights to a Director. In 2002, we incurred $0.1 million in non-employee stock compensation expense associated with the accelerated vesting of 19,166 stock options granted to a former Director. In 2001, we incurred $0.3 million in non-employee stock compensation expense related to 7,005 options granted to a contractor.

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and Employee Stock Purchase Plan

In 1989, our Board of Directors approved a Non-Qualified Stock Option Plan (the “Plan”). The Plan was amended in 1990. The Plan provides for the granting of options to certain employees and directors to purchase shares of our common stock at prices determined by our Board of Directors.

In June 1993, our Board of Directors adopted an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan provides for the purchase of common stock by eligible employees. A total of 425,000 shares of common stock have been reserved for purchase under the Purchase Plan, which includes an additional allocation approved by the stockholders of 200,000 shares in May 2001. The purchase price per share is 85% of the lower of (i) the fair market value of the common stock on the participant’s entry date (generally, the first business day in May or November) in the applicable 24-month offering period or (ii) the fair market value on the semi-annual purchase date (the last business day in April and October each year). In 2003, 2002 and 2001, employees acquired 77,273 shares, 83,590 shares and 70,695 shares of our common stock, respectively, under the Purchase Plan. At December 31, 2003, 10,921 shares of our common stock remained available for future purchases under the Purchase Plan. The Purchase Plan will terminate when all available shares are purchased.

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

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were converted to stock options to purchase 138,369 shares of our common stock at exercise prices ranging from $3.25 to $15.29 per share.

The following table shows the activity in our stock option plans:

	Number of Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2001 (1,456,618 exercisable at $28.30 weighted average price per share)	364,234	3,094,680	$35.91
Authorized	888,369	—	—
Granted	(1,580,667)	1,580,667	11.72
Exercised	—	(25,869)	4.64
Canceled	1,436,594	(1,436,594)	36.08
Restricted stock	(286,875)	—	13.69
Repurchased	10,271	—	1.45
Expired	(19,515)	—	7.95

Balance, December 31, 2001 (1,786,246 exercisable at $27.99 weighted average price per share)	812,411	3,212,884	24.33
Authorized	750,000	—	—
Granted	(1,547,500)	1,547,500	10.47
Exercised	—	(70,556)	8.62
Canceled	1,756,941	(1,756,941)	28.77
Expired	(104,653)	—	11.12

Balance, December 31, 2002 (1,273,850 exercisable at $18.51 weighted average price per share)	1,667,199	2,932,887	14.67
Granted	(1,345,490)	1,345,490	6.77
Exercised	—	(35,670)	4.89
Canceled	923,087	(923,087)	14.84
Restricted stock	(285,000)	—	—
Restricted stock canceled	111,945	—	—
Expired	(21,767)	—	26.25

Balance, December 31, 2003 (1,282,769 exercisable at $16.60 weighted average price per share)	1,049,974	3,319,620	$11.46

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The status of options outstanding as of December 31, 2003 is summarized as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.25-4.90	404,950	9.2	$4.60	18,360	$4.01
4.99-6.27	643,738	9.1	5.81	80,811	5.97
6.88-10.23	627,726	8.4	9.21	206,951	8.98
10.25-12.30	707,386	8.6	10.97	225,693	11.46
12.44-17.42	670,265	7.3	13.94	494,880	14.26
18.00-43.17	204,858	4.7	27.23	197,087	27.18
54.13-75.75	51,533	6.0	60.17	50,019	60.32
85.44-104.75	9,164	6.1	96.06	8,968	96.06

$3.25-104.75	3,319,620	8.2	$11.46	1,282,769	$16.60

Warrants

Warrants issued to related parties in connection with our acquisition of the minority interest in Tradeweave (see Note 6) to purchase 140,000 shares of our common stock at a price of $11.0625 were outstanding at December 31, 2003. The warrants become exercisable in equal amounts over a four-year period and expire on January 31, 2005.

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

On April 22, 1997, we announced that our Board of Directors authorized the repurchase from time to time of up to $5 million of its common stock in both open market and block transactions. Our Board of Directors authorized a $5 million increase in this repurchase amount on October 16, 1998, and an additional increase of $5 million on May 4, 2000 for a total of $15 million. Shares purchased under this program will be held in the corporate treasury for future use including employee stock option grants and the employee stock purchase plan. We may discontinue purchases of our common stock at any time that management determines additional purchases are not warranted. We have repurchased 297,231 shares of our common stock since the inception of the buyback program, of which 198,000 shares were repurchased during 2000 for $5,004,000; 88,875 shares were repurchased during 1998 for $1,837,000; and 1,950 shares were repurchased during 1997 for $35,000. During the third quarter of 1998, we reissued 52,500 shares of treasury stock valued at $802,000 in connection with the acquisition of businesses. On July 23, 1999, we reissued 11,000 shares of treasury stock valued at $571,000 in connection with the acquisition of RDS. In 2002, we repurchased 5,775 shares of our common stock for $0.02

QRS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million in connection with the termination of an employee. In 2003, we repurchased 2,631 shares of our common stock for $0.01 million in connection with the termination of two employees. These shares have been included in Treasury Stock as of December 31, 2003.

Note 15:	EARNINGS PER SHARE

We calculate basic EPS and diluted EPS in accordance with FAS 128. Basic EPS is calculated by dividing net earnings for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

	Years Ended December 31,
	2003	2002	2001
Shares used to compute basic EPS	15,848,383	15,716,783	15,400,126
Shares used to compute diluted EPS	15,848,383	15,716,783	15,400,126

Additionally, total potentially dilutive shares at December 31, 2003, 2002 and 2001 were 3,544,552; 3,130,311 and 3,549,546 shares, respectively, and have been excluded from the shares used in calculating diluted net loss per share since their inclusion in the calculation would have been anti-dilutive either due to the loss for the period or because the options’ exercise prices exceed the average fair market value of the stock during the period.

Note 16:	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2003 Quarterly				Year Ended Dec. 31, 2003
In thousands, except per share data	Quarter Ended March 31, 2003	Quarter Ended June 30, 2003	Quarter Ended Sept. 30, 2003	Quarter Ended Dec. 31, 2003
Revenue	$30,803	$30,570	$31,262	$30,712	$123,347
Gross profit	15,148	15,185	15,692	15,501	61,526
Net income (loss)	820	1,827	(3,457)	(5,850)	(6,660)
Basic net income (loss) per share	0.05	0.12	(0.22)	(0.37)	(0.42)
Diluted net income (loss) per share	0.05	0.12	(0.22)	(0.37)	(0.42)

	2002 Quarterly				Year Ended Dec. 31, 2002
In thousands, except per share data	Quarter Ended March 31, 2002	Quarter Ended June 30, 2002	Quarter Ended Sept. 30, 2002	Quarter Ended Dec. 31, 2002
Revenue	$35,450	$35,083	$33,540	$31,961	$136,034
Gross profit	15,871	15,691	16,030	15,779	63,371
Net income (loss)	(3,181)	(2,410)	555	962	(4,074)
Basic net income (loss) per share	(0.20)	(0.15)	0.04	0.06	(0.26)
Diluted net income (loss) per share	(0.20)	(0.15)	0.04	0.06	(0.26)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange act”)) as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Changes in internal controls.  No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption “Business—Executive Officers and Key Employees of Registrant” and “Business—Available Information” in Part I of this report, and the remainder is incorporated herein by reference from in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”) which will be filed with the Securities and Exchange Commission by no later than April 29, 2004, under the captions “Proposal—Election of Directors,” “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership reporting Compliance.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2004 Proxy Statement under the captions “Director Compensation,” “Executive Compensation and Other Information,” “Employment Contracts, Termination of Employment and Change-in-Control Arrangements,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2004 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the 2004 Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company’s 2004 Proxy Statement under the caption “Proposal—Ratification of Independent Auditors—Principal Accounting Fees and Services.”

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed or incorporated by reference as part of this Form 10-K:

(a)	Items filed as part of report:

1.	Financial Statements

Report of Independent Auditors

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

(b)	Reports on Form 8-K

Date	Item Reported
October 29, 2003	We filed a Current Report on Form 8-K on October 29, 2003 to furnish our press release announcing our financial results for the third quarter ended September 30, 2003 under Item 12 thereof.

(c)	Exhibits

Exhibit No.	Description
3.1	Certification Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
3.2	Certificate of Correction to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2001).
3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).
4.1	Specimen of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A filed with the Securities Exchange Commission on October 4, 2002).

Exhibits No.	Description
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

10.3	1997 NonSpecial Non-Officer Stock Option Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).*
10.4	Non-qualified Deferred Compensation Plan.*
10.5	Restricted Share Award Program. (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.6	Tradeweave, Inc. 1999 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.60 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.7	RockPort Trade Systems, Inc. Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 No. 333-35220).*
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

10.11

Office Lease Agreement, dated May 15, 1998, between the Company and Marina Westshore Partners, LLC (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

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

10.37

Separation Agreement and Release, dated July 3, 2002, between the Company and Candy Smith. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).*

10.38

Agreement, dated January 28, 2003, between the Company and Peter R. Johnson (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).*

10.39

Employment Agreement, dated March 18, 2003 between the Company and Elizabeth Fetter (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).*

10.40

Separation Agreement and Release, dated December 31, 2002, between the Company and Mark Self (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).*

10.41

Restricted Share Right Agreement, dated March 18, 2003, between the Company and Elizabeth A. Fetter (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).*

Exhibits No.	Description
10.42

Restricted Share Right Agreement, dated March 18, 2003, between the Company and James G. Rowley (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).*

10.43

1993 Stock Option/Stock Issuance Plan (as amended and restated through March 18, 2003) (incorporated by reference to Appendix B filed with Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders on May 14, 2003).*

10.44

Employment Agreement, dated May 1, 2003 between the Company and James Rowley (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*

10.45	Agreement, dated May 15, 2003 between the Company and Garen Staglin (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*
10.46

Agreement, dated September 23, 2003 between the Company and Phil Schlein (incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).*

10.47

Employment Agreement, dated April 1, 2003 between the Company and Jack Parsons (incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).*

10.48

Employment Agreement, dated September 1, 2003 between the Company and Ray Rike. (incorporated by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).*

10.49	Separation Agreement and General Release, dated September 30, 2003 between the Company and Fred L. Ruffin.*
10.50	Restricted Share Right Agreement, dated October 1, 2003 between the Company and Elizabeth A. Fetter.*
10.51	Restricted Share Right Agreement, dated October 22, 2003 between the Company and Garth Saloner.*
10.52	Employment Agreement, dated November 6, 2003 between the Company and David B. Cooper, Jr.*
10.53	Restricted Share Right Agreement, dated November 19, 2003 between the Company and David B. Cooper, Jr.*
10.54	Restricted Share Right Agreement, dated December 3, 2003 between the Company and Ray Rike.*
10.55	Transition Agreement between the Company and John C. Parsons, Jr.*
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
23.2	Consent of American Appraisal Associates, Inc., Independent Appraiser.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QRS CORPORATION

/S/ ELIZABETH A. FETTER
Elizabeth A. Fetter President and Chief Executive Officer and Director (Principal Executive Officer)

/S/ DAVID B. COOPER, JR.
David B. Cooper, Jr. Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

QRS CORPORATION	Title	Date

/S/ DR. GARTH SALONER Dr. Garth Saloner	Chairman of the Board of Directors	March 15, 2004

/S/ JOHN P. DOUGALL John P. Dougall	Member of the Board of Directors	March 15, 2004

/S/ ELIZABETH A. FETTER Elizabeth A. Fetter	Member of the Board of Directors	March 15, 2004

/S/ PATRICK S. JONES Patrick S. Jones	Member of the Board of Directors	March 15, 2004

/S/ TERRY PEETS Terry Peets	Member of the Board of Directors	March 15, 2004

/S/ CHUCK CROVITZ Chuck Crovitz	Member of the Board of Directors	March 15, 2004

/S/ JEREMIAH J. SULLIVAN Jeremiah J. Sullivan	Member of the Board of Directors	March 15, 2004