Form 10-Q
period 2004-03-31
QRS CORP
filed 2004-05-10
CIK 906551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 3, 2004, 15,939,155 shares of the issuer’s common stock, par value $.001 per share, were outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements regarding our business strategy, future operations, future financial position, estimated revenues or earnings (losses), projected costs, prospects, plans and objectives. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in the forward-looking statements as a result of various factors which are identified in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document. These factors include: general economic and business conditions; specific conditions in the retail industry; competition; changes in senior management; rapid technological change in our industry; dependence upon key customers and their trading partners; ability to introduce and market acceptance of new products and services; the ability to successfully integrate and manage acquired businesses and technologies; customers’ willingness to purchase products or services offered through or in conjunction with third parties; dependence upon IBM for electronic commerce service; dependence on third parties for licenses to technology that is integrated into certain products and services offered by us; and the ability to protect our proprietary technology and information. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

QRS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QRS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$30,238	$31,419
Marketable securities available-for-sale	2,445	5,203
Accounts receivable—net of allowance for doubtful accounts of $811 at March 31, 2004 and $698 at December 31, 2003	15,794	15,426
Prepaid expenses and other	2,373	2,730

Total current assets	50,850	54,778

Property and equipment:
Furniture and fixtures	2,118	2,109
Equipment	16,965	16,489
Leasehold improvements	2,273	2,128

	21,356	20,726
Less accumulated depreciation and amortization	(14,267)	(13,045)

Total property and equipment	7,089	7,681

Restricted cash	3,560	—
Marketable securities available-for-sale	1,289	1,500
Capitalized service and product development costs—net of accumulated amortization of $8,977 at March 31, 2004 and $8,407 at December 31, 2003	7,227	6,206
Goodwill	830	830
Intangible assets—net of accumulated amortization of $6,576 at March 31, 2004 and $6,483 at December 31, 2003	411	504
Other assets	1,727	1,280

Total assets	$72,983	$72,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,281	$6,586
Accrued compensation	3,240	4,424
Accrued vacation	2,275	2,155
Deferred acquisition payment	1,900	2,500
Deferred revenue	2,559	2,733
Sublease loss accruals related to business restructuring	3,001	3,142
Other accrued liabilities	2,650	2,562
Current portion of note payable	—	284

Total current liabilities	23,906	24,386

Sublease loss accruals related to business restructuring	7,535	7,884
Deferred rent and other	1,434	2,036

Total liabilities	32,875	34,306

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $.001 par value; 60,000,000 shares authorized; 16,161,994 shares issued and 15,928,263 shares outstanding at March 31, 2004 and 16,154,468 shares issued and 15,920,737 shares outstanding at December 31, 2003	255,298	254,973
Deferred compensation	(2,285)	(2,225)
Treasury stock: 233,731 shares at March 31, 2004 and December 31, 2003	(5,557)	(5,557)
Accumulated other comprehensive earnings (loss):
Unrealized gain on marketable securities available-for-sale	62	10
Cumulative translation adjustments	(214)	(193)
Accumulated deficit	(207,196)	(208,535)

Total stockholders’ equity	40,108	38,473

Total liabilities and stockholders’ equity	$72,983	$72,779

See Notes to Condensed Consolidated Financial Statements

QRS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Software applications	$8,202	$8,141
Trading community management	16,132	16,666
Global services	6,172	5,996

Total revenue	30,506	30,803

Cost of revenue:
Software applications	2,089	2,287
Trading community management	7,970	8,057
Global services	5,395	5,311

Total cost of revenue	15,454	15,655

Gross profit	15,052	15,148

Operating expenses:
Sales and marketing	6,272	5,787
Service and product development	3,175	2,997
General and administrative	4,818	4,772
Settlement of deferred acquisition payment	(600)	—
Amortization of other intangible assets	93	849

Total operating expenses	13,758	14,405

Operating income	1,294	743
Interest income	78	117
Interest expense	(13)	(40)

Income from operations before income taxes	1,359	820
Income tax expense	20	—

Net income	$1,339	$820

Other comprehensive income (loss) –
Unrealized gain on marketable securities available-for-sale, net of tax	52	4
Change in cumulative translation adjustments	(21)	(34)

Total comprehensive income	$1,370	$790

Basic net income per share	$0.08	$0.05

Shares used to compute basic net income per share	15,927	15,801

Diluted net income per share	$0.08	$0.05

Shares used to compute diluted net income per share	16,566	15,826

See Notes to Condensed Consolidated Financial Statements.

QRS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,339	$820
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,222	1,128
Amortization of capitalized service and product development costs	570	258
Amortization of software licenses and other	—	419
Amortization of other intangible assets	93	849
Stock-based compensation	259	28
Provision for allowance for doubtful accounts	196	—
Changes in assets and liabilities:
Accounts receivable	(564)	27
Prepaid expenses and other	357	(698)
Other assets	71	—
Accounts payable	1,695	(1,978)
Accrued compensation	(1,184)	(2,443)
Accrued vacation	120	296
Deferred acquisition payment	(600)	—
Deferred revenue	(174)	206
Sublease loss accruals related to business restructuring	(490)	(712)
Other accrued liabilities	100	(294)
Deferred rent and other	(572)	126

Net cash provided by (used in) operating activities	2,438	(1,968)

Cash flows from investing activities:
Restricted cash	(3,560)	—
Sales and maturities of marketable securities available-for-sale	3,021	2,512
Purchases of marketable securities available-for-sale	—	(1,750)
Purchases of property and equipment	(630)	(885)
Capitalization of service and product development costs	(1,591)	(1,466)
Purchase of licensed technology	(518)	—
Other assets	—	660

Net cash used in investing activities	(3,278)	(929)

Cash flows from financing activities:
Exercise of stock options	6	—
Payments on note payable	(284)	(263)
Payments on capital lease obligations	(42)	(48)

Net cash used in financing activities	(320)	(311)

Effect of exchange rate on cash and cash equivalents	(21)	(11)

Net decrease in cash and cash equivalents	(1,181)	(3,219)
Cash and cash equivalents at beginning of period	31,419	35,358

Cash and cash equivalents at end of period	$30,238	$32,139

Cash paid for:
Taxes	$62	$34
Interest	$10	$34
Noncash investing and financing activities:
Property and equipment acquired through capital lease	$—	$397
Fair value of restricted stock awarded	$299	$210

See Notes to Condensed Consolidated Financial Statements

QRS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

QRS Corporation (“QRS,” the “Company,” “we” or “us”) is a technology company that serves the global retail trading community with collaborative commerce solutions. We manage the flow of critical commerce information and leverage our retail technology expertise to address fundamental industry challenges such as global data synchronization, compliance mandates, transaction management and global trade management. Our solutions help customers expand into new markets and channels, improve operational efficiency and differentiate their brand. Currently we have more than 10,000 customers, as measured by the number of total, unique corporate customers that purchased or licensed our products and services during 2003.

We have prepared the Condensed Consolidated Balance Sheet as of March 31, 2004 and the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003, without audit. In the opinion and to the knowledge of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 2003 is derived from our audited consolidated financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. These interim Condensed Consolidated Financial Statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results anticipated for any other interim period or for the full year.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the Consolidated Financial Statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of March 31, 2004. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation (or right) of the issuer. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. We do not have any financial instruments with characteristics of both liabilities and equity as of March 31, 2004. The FASB has deferred the effective date of paragraphs 9, 10 and 22 of FAS 150. During 2003, we adopted all other provisions of FAS 150 and the adoption had no material effect on our financial position or results of operations. We continue to evaluate the impact that adoption of paragraphs 9, 10 and 22 will have on our financial position or results of operations.

In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation Costs-Transition and Disclosure.” FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity’s accounting policy with respect to stock-

based compensation. We account for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and have adopted the disclosure-only alternative of FAS 123. We adopted the disclosure provisions of FAS 148 in December 2002.

The following table illustrates the effect on our net income and net income per share if we would have applied the fair value recognition provisions of FAS 123 to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$1,339	$820
Add: Total employee stock-based compensation expense included in reported net income, net of related tax effects	239	28
Deduct: Total employee stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,318)	(1,363)

Net income (loss), pro forma	$260	$(515)

Basic net income per share, as reported	$0.08	$0.05

Basic net income (loss) per share, pro forma	$0.02	$(0.03)

Diluted net income per share, as reported	$0.08	$0.05

Diluted net income (loss) per share, pro forma	$0.02	$(0.03)

The weighted average fair value of options granted during the first quarter 2004 and the first quarter 2003 was $5.89 and $3.37, respectively. Such fair values of each option grant were estimated on the date of grant using the multiple options method of the Black-Scholes pricing model with the following weighted-average assumptions used for grants made in first quarter 2004 and first quarter 2003: risk-free interest rates are 2.61% in 2004 and 3.25% in 2003; expected volatility is 109% in 2004 and 100% in 2003; expected lives in 2004 and 2003 are 12 to 18 months beyond each incremental vesting period (total life of 2 to 5.5 years, depending on each grant’s individual vesting schedule). No dividends are assumed for any plan in any year.

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

As of March 31, 2004, other intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Acquired technology	$2,743	$(2,718)	$25
Customer lists	1,552	(1,361)	191
Customer contracts	1,480	(1,285)	195
Non-compete agreements	1,212	(1,212)	—

Total	$6,987	$6,576	$411

The estimated future amortization expense of other intangible assets as of March 31, 2004 is as follows (in thousands):

2004 (remaining nine months)	$268
2005	142
2006	1

Total	$411

3.    RESTRUCTURING EXPENSES

As part of our 2001 restructuring activities, we made certain estimates of sublease income on the vacated facility adjacent to our corporate headquarters in Richmond, California; however, due to a prolonged difficult real estate market in the Bay Area, those original estimates proved optimistic. As a result, during 2003 we began reevaluating our assumptions surrounding our sublease loss accrual, including discussions with our landlord to renegotiate the terms of our lease. We recorded a $3.7 million restructuring expense for the year ended December 31, 2003 based on the terms of a non-binding Letter of Intent with the landlord to reduce the term of the lease and our total cash commitments over the remaining life of the lease.

During January 2004, we finalized agreements with our landlord to sublet the facility to an affiliate of our landlord and reduce our total cash commitments over the remaining life of the lease by $6.4 million. The sublease agreement for full contract rent and operating expenses from October 1, 2008 through the lease termination on June 30, 2011 is collateralized by a $4.0 million Deed of Trust. The agreements with our landlord required us in the first quarter 2004 to deposit $3.6 million of base rent for the period October 1, 2006 through September 30, 2008 in an escrow account for disbursement over the related rental period. The funds held in escrow are classified as restricted cash in the Condensed Consolidated Balance Sheets as of March 31, 2004. Under the terms of the agreements with our landlord, we also settled a $0.8 million common area maintenance obligation related to our headquarters facility for $0.2 million which we paid during the first quarter of 2004. The remaining $0.6 million liability was allocated between our headquarters facility and the vacated adjacent facility based on square footage. As a result, $0.3 million will be recognized ratably as a reduction in operating expenses over the remaining headquarters lease term and $0.3 million was reclassified from deferred rent and other liabilities to the sublease loss accrual for our vacant Richmond, California facility. We believe that the sublease loss accrual related to this facility as of March 31, 2004 will cover all of our revised obligations under the final agreements.

During 2003, we also completed a review of our overall cost structure with the goals of creating better alignment with our growth strategy and finding additional efficiencies. As a result, we centralized substantially all of our development team to our Richmond, California headquarters and streamlined other parts of our operations, primarily general and administrative services. These actions resulted in a restructuring charge of $1.9 million in the year ended December 31, 2003, consisting of $1.2 million related to the closure of our Wakefield, Massachusetts facility, $0.1 million related to the write-off of certain equipment and leasehold improvements and $0.7 million related to the severance of 43 employees located in Wakefield, Massachusetts; Richmond, California and New York, New York.

The following is a summary of the restructuring liabilities from December 31, 2003 to March 31, 2004 (in thousands):

	2001 Restructuring Activities	2003 Restructuring Activities
	Facilities Closure (primarily Richmond, CA)	Severance (included in Accrued Compensation)	Facilities Closure (Wakefield, MA)	Total
Balance at December 31, 2003	$9,995	$246	$1,031	$11,272
Restructuring expense(1)	—	27	—	27
Cash payments	(723)	(139)	(111)	(973)
Adjustments(2)	336	—	8	344

Balance at March 31, 2004	$9,608	$134	$928	$10,670

(1)	Restructuring expense for the first quarter 2004 (related to severance associated with terminated employees who provided services from their notification of termination in the third quarter 2003 through their last day of employment on March 31, 2004) was included in Service and product development expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. Severance expense was incurred ratably over the severance period.
(2)	The adjustment to the restructuring liability in the first quarter 2004 was due to $0.3 million reclassified from deferred rent and other liabilities to the sublease loss accrual upon settlement of a common area maintenance obligation per the terms of the agreements with our landlord.

We expect to pay remaining employment severance obligations related to restructuring activities by the second quarter of 2004. Based on the terms of the agreements with our landlord described above and actual subleases in effect on other properties, $3.0 million of the total facilities closure liability of $10.5 million has been classified as a current liability and the remaining $7.5 million has been classified as non-current with payments through 2008.

During the first quarter of 2004, we also incurred $0.3 million of severance expense from the termination of 36 employees unrelated to restructuring activities. $0.1 million was included in cost of revenue, sales and marketing, and service and product development expenses, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income.

4.    EARNINGS (LOSS) PER SHARE

We calculate basic earnings per share (EPS) and diluted EPS in accordance with FAS 128, “Earnings Per Share.” Basic EPS is calculated by dividing net earnings for the period by the weighted average common shares outstanding for that period, excluding unvested restricted share rights. Diluted EPS takes into account the effect of dilutive instruments, such as stock options and restricted share rights, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding pursuant to the treasury stock method.

The following is a summary of the calculation of the number of shares used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2004	2003
Shares used to compute basic EPS	15,927,341	15,801,253
Common stock options	338,284	9,702
Restricted share rights	299,984	14,950

Shares used to compute diluted EPS	16,565,609	15,825,905

Additionally, potentially dilutive shares at March 31, 2004 and 2003 were 3,108,656 and 3,242,391 shares, respectively, with weighted average exercise prices of $12.00 and $13.60, respectively. These potentially dilutive shares have been excluded from the shares used in calculating diluted net income per share since the options’ and warrants’ exercise prices exceed the average fair market value of the stock during the period.

5.    INCOME TAXES

We recorded $0.02 million of income tax expense for the three months ended March 31, 2004 and no income tax expense for the three months ended March 31, 2003. Income tax expense for the first quarter 2004 represents various state and foreign tax obligations. We did not incur any current federal tax expense during the first quarter 2004 or 2003 primarily because of the effect of temporary differences arising from the deduction of capitalized service and product development costs for tax purposes, which resulted in a deferred tax liability. The deferred tax liability is offset by our unrecognized deferred tax asset. A valuation allowance has been placed against the remainder of our deferred tax asset.

6.    COMMON STOCK, RESTRICTED SHARE RIGHTS, TREASURY STOCK AND STOCK OPTIONS

At March 31, 2004, there were 16,161,994 shares of our common stock issued of which 15,928,263 were outstanding. Employee and director stock-based compensation expense was $239,000 and $28,000 during the three months ended March 31, 2004 and 2003, respectively. Stock-based compensation expense associated with non-employees was $20,000 for the three months ended March 31, 2004. There was no stock-based compensation expense associated with non-employees for the three months ended March 31, 2003.

Restricted Share Rights

On March 18, 2003, we granted a total of 40,000 common stock restricted share rights to two executives under the provisions of the 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”). These common stock restricted share rights will vest on January 1, 2006 for one executive and March 18, 2006 for the other executive and become issuable as long as the executive remains employed by the Company through that date. The fair value of the 40,000 common stock restricted share rights granted was $0.2 million based on the market price of our common stock, which was $5.25 per share at March 18, 2003.

On October 1, 2003, October 22, 2003, November 19, 2003 and December 3, 2003, we granted 155,000; 20,000; 55,000 and 15,000 common stock restricted share rights, respectively, under the provisions of the 1993 Plan. These common stock restricted share rights will vest at various dates through December 2, 2006 and become issuable as long as the grantee remains employed by or a director of the Company through the vesting dates. The fair value of the 245,000 common stock restricted share rights granted was $2.2 million based on the market prices of our common stock, which was $8.50 per share at October 1, 2003, $10.11 per share at October 22, 2003, $10.23 per share at November 19, 2003 and $8.84 per share at December 3, 2003.

On January 27, 2004, we granted 34,813 common stock restricted share rights under the provisions of the 1993 Plan. These common stock restricted share rights will vest January 27, 2007 and become issuable as long as the grantee remains employed by the Company through that date. The fair value of the 34,813 common stock restricted share rights granted was $0.3 million based on the market price of our common stock, which was $9.18 per share at January 27, 2004.

The fair value of all common stock restricted share rights is included in the financial statements as deferred compensation, and is being amortized ratably over the vesting period. During the first quarter 2004, we issued 10,416 shares of common stock, of which 3,723 shares were surrendered to the Company as payment of minimum payroll tax withholding.

The following table shows the activity under the common stock restricted share rights program:

Number of Unvested Share Rights
Balance at December 31, 2003	285,000
Vested and issued	(10,416)
Restricted share rights surrendered as payment of minimum payroll taxes withheld	3,723
Granted	34,813

Balance at March 31, 2004	313,120

Treasury Stock

During the three months ended March 31, 2004, we did not repurchase any shares of our common stock.

Stock Option Plans

The following table shows the activity under our stock options plans:

	Number of Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2002 (1,273,850 exercisable at $18.51 weighted average price per share)	1,667,199	2,932,887	$14.67
Granted	(1,345,490)	1,345,490	6.77
Exercised	—	(35,670)	4.89
Canceled	923,087	(923,087)	14.84
Restricted share rights	(285,000)	—	—
Restricted stock canceled	111,945	—	—
Expired	(21,767)	—	26.25

Balance at December 31, 2003 (1,282,769 exercisable at $16.60 weighted average price per share)	1,049,974	3,319,620	11.46
Granted	(39,500)	39,500	8.50
Exercised	—	(833)	6.69
Canceled	51,347	(51,347)	15.44
Restricted share rights	(34,813)	—	—
Expired	(1,045)	—	12.95

Balance at March 31, 2004 (1,394,800 exercisable at $15.76 weighted average price per share)	1,025,963	3,306,940	$11.36

7.    COMMITMENTS AND CONTINGENCIES

We use IBM Information Exchange as the Value Added Network (VAN) over which we provide customers with some of our QRS Exchange™ products and services, such as Data Exchange, QRS Catalogue™, QRS Web Forms™ and QRS Managed EC™. We depend on IBM Information Exchange for a substantial part of our revenue. In July 2002, we entered into a three-year agreement with IBM effective July 1, 2002 and ending June 30, 2005. Pursuant to the agreement, we pay fees to IBM based on our usage of its network and other specified services, subject to minimum payments set forth in the agreement. During April 2004, we modified our agreement with IBM to eliminate our obligation to purchase specified minimum annual amounts of IBM’s Business Exchange Services – Internet Transfer (BES-IT), formerly Internet Data and Document Exchange (IDDX).

We have established two irrevocable letters of credit with Wells Fargo Bank, N.A. as security for real property leases in the amounts of $0.4 million and $0.2 million. These letters of credit remained outstanding as of March 31, 2004 and are collateralized by two certificates of deposit, which are classified as other assets in the Condensed Consolidated Balance Sheets. In the first quarter 2004, $3.6 million of cash was placed in escrow to fund various future lease payments for the period October 1, 2006 through September 30, 2008 as discussed in Note 3. Restructuring Expenses above. The funds held in escrow are classified as restricted cash in the Condensed Consolidated Balance Sheets as of March 31, 2004.

We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with some of our facility leases, we have indemnified the lessors for certain claims that could arise from our use of the facility. In connection with some of our vendor and partner agreements, we have indemnified the vendors and partners for certain claims that could arise from these agreements. Typically, these guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in the accompanying Condensed Consolidated Balance Sheets.

Pursuant to our Bylaws and indemnification agreements with each of our directors and executive officers, we are obligated to indemnify each of them against expenses and losses incurred for claims brought against them by reason of being a director or executive officer of the Company. The term of the indemnification period is for the director’s or officer’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director’s and officer’s liability insurance policy that may be called upon to contribute to the satisfaction of any liability. We believe the estimated fair value of these indemnification agreements is minimal. No liability associated with this indemnification has been recorded.

Under the terms of our Enterprise Software Applications license agreements and certain other sales agreements with our customers, in the event the software, products or services sold infringe upon any patent, copyright, trademark or any other proprietary right of a third party, we must indemnify our customer and licensees against any loss, expense or liability from any damages that may be awarded against its customer. In the event our customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license, product or service in a commercially feasible manner so that it no longer infringes, we may terminate the license and agreement and provide our customer a pro-rata refund of the fees paid by our customer for the infringing license, product or service. The agreements typically do not stipulate a maximum liability that can be incurred under the indemnification. No liability associated with this indemnification has been recorded.

In connection with the merger agreement relating to our 2000 acquisition of Image Info, we would have been required to pay the former shareholders of Image Info an additional $2.5 million in 2002 if revenue attributable to the acquired business for 2001 met the minimum amount described in the merger agreement. The deferred acquisition payment was accounted for in the acquisition cost for the original transaction and included as a liability in our Condensed Consolidated Balance Sheets. We determined that the revenue attributable to the acquired business did not reach the minimum amount required for 2001. On October 8, 2002, Craig Schlossberg, purporting to act on behalf of the former shareholders of Image Info, Inc. filed a lawsuit against the Company and WS Acquisition Corp., one of our wholly-owned subsidiaries (which was renamed Image Info, Inc.), in the Superior Court of California for the City and County of San Francisco, alleging claims for breach of contract and seeking to recover $2.5 million, plus interest, under a provision of the merger agreement. We vigorously defended the lawsuit, which we believed was without merit.

To avoid further litigation, in April 2004, we reached a mutually satisfactory settlement agreement with the former shareholders of Image Info that resolves the lawsuit and terminates all claims against the Company. The action has been dismissed. Under the terms of the settlement agreement, we paid $1.9 million during the second quarter 2004 which was less than the $2.5 million liability classified as deferred acquisition payment in our Condensed Consolidated Balance Sheets as of December 31, 2003. We have accounted for this settlement as the resolution of a contingency which occurred prior to the issuance of these financial statements (a Type I subsequent event). Accordingly, the effect of this settlement on our liability has been recorded in the first quarter 2004 operating results as a benefit of $0.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to those set forth under this Item, as well as those discussed elsewhere in this report and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Item 1 of this quarterly report and the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2004.

Overview

We are a technology company that serves the global retail trading community with collaborative commerce solutions. We manage the flow of critical commerce information and leverage our retail technology expertise to address fundamental industry challenges such as global data synchronization, compliance mandates, transaction management and global trade management. Our solutions help customers expand into new markets and channels, improve operational efficiency and differentiate their brand.

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

We market our products and services in three Solutions Groups: Software Applications, Trading Community Management and Global Services. The following chart shows our current product set within each Solutions Group:

Software Applications	Trading Community Management	Global Services
QRS Catalogue™	QRS Exchange™	QRS Retail Intelligence ServicesSM
QRS IMPACT™	Data Exchange	QRS Professional ServicesSM
QRS Sourcing™	Internet Transaction Exchange	QRS Product Support and Maintenance
QRS QuickSync™	Enterprise Business Exchange
QRS Web Forms™
QRS Managed EC™
QRS Compliance Link™
QRS EDIINT Gateway™
Access Services

Our Software Applications, which represented 27% of revenue in the first quarter 2004, support product information management and data synchronization; and collaborative product planning, design, production and shipment. Our Software Applications include both Enterprise Software Applications installed on customers’ computer systems and hosted applications installed on our computer systems.

Our Trading Community Management Solutions Group, which represented 53% of revenue in the first quarter 2004, allows retailers, vendors and their trading partners to exchange electronic business documents, such as purchase orders, invoices and advance ship notices. These electronic transactions are conducted over a proprietary value-added network (VAN) or over the Internet.

Our Global Services, which represented 20% of revenue in the first quarter 2004, include the collection, analysis and delivery of pricing, promotion and distribution information; software implementation and integration services; and technical support and training services for our various solutions.

Revenue from our traditional business, including our Trading Community Management Solutions Group and our QRS Catalogue™ product, totaled approximately 79% of our overall revenue. This revenue is billed to customers on a month-to-month basis or under contractual arrangements generally ranging from one to three years.

Our first quarter 2004 results were consistent with our expectations, as revenue of $30.5 million remained steady with the $30.7 million reported in the fourth quarter of 2003. Revenue from our traditional business, such as QRS Exchange™ and QRS Catalogue™, and ongoing cost containment efforts helped us to achieve a profitable quarter. We launched QRS IMPACT™ during the first quarter, which contributed to an increase in operating expenses, and recently released QRS QuickSync™, a cost-effective, easy-to-implement product information management solution designed for suppliers needing to comply with retailer mandates. Gross margin remained steady at 49% for the first quarter 2004.

During the first quarter 2004, unit pricing for QRS Exchange™ rose slightly due to previously announced pricing actions, despite slight volume declines compared to the first and fourth quarters of 2003. Also during the first quarter 2004, we continued to experience a significant decline in leased lines and dial-up connectivity services due to technological obsolescence. The changing technology landscape and the growth of other providers have resulted in continuing price competition, particularly for our QRS Exchange™ products.

We are focused on introducing new products and services that can generate new revenue to offset the decline in revenue from our traditional business. We expect to maintain profitability by continuing to reduce the cost structure of our traditional business, investing the cash it generates in the development and launch of new products and services. We believe these new products and services will create long-term growth and position QRS for leadership in collaborative commerce solutions for the retail industry.

Revenue and Cost of Revenue

The following table sets forth the revenue, cost of revenue, gross profit and gross margin for our three Solution Groups for the three months ended March 31, 2004 and 2003 (in thousands) and associated headcount information at March 31, 2004 and 2003:

	Three Months Ended March 31,		Change
	2004	2003	Amount	%
Software Applications:
Revenue	$8,202	$8,141	$61	1%
Cost of revenue	2,089	2,287	(198)	(9)%

Gross profit	6,113	5,854	259	4%
Gross margin	75%	72%
Percentage of total revenue	27%	26%

Trading Community Management:
Revenue	16,132	16,666	(534)	(3)%
Cost of revenue	7,970	8,057	(87)	(1)%

Gross profit	8,162	8,609	(447)	(5)%
Gross margin	51%	52%
Percentage of total revenue	53%	54%

Global Services:
Revenue	6,172	5,996	176	3%
Cost of revenue	5,395	5,311	84	2%

Gross profit	777	685	92	13%
Gross margin	13%	11%
Percentage of total revenue	20%	20%

Total:
Revenue	30,506	30,803	(297)	(1)%
Cost of revenue	15,454	15,655	(201)	(1)%

Gross profit	$15,052	$15,148	$(96)	(1)%

Gross margin	49%	49%

Full-time headcount for customer support, operations and services	216	247	(31)	(13)%

Software Applications

The Software Applications Solutions Group includes QRS Catalogue™, a hosted application; and Enterprise Software Applications, primarily QRS Sourcing™. Going forward, any license revenue from our recently introduced QRS IMPACT™ and QRS QuickSync™ products will be included in Enterprise Software Applications. We plan to recognize QRS IMPACT™ and QRS QuickSync™ license and professional services revenue after each customer implementation is completed.

Revenue for the Software Applications Solutions Group increased $0.1 million, or 1%, in the first quarter 2004 compared to both the first and fourth quarters of 2003. The improvement over the fourth quarter 2003 was due to the $0.4 million increase in QRS Catalogue™ revenue related to growth in the number of trading partnerships established among our existing customer base, which offset certain retailer customer consolidations. The QRS Catalogue™ revenue increase was offset by the $0.2 million decline in Enterprise Software Applications revenue from the fourth quarter 2003 to the first quarter 2004. During the first quarter 2004, we continued to recognize license revenue from an existing customer as the professional services were delivered using the percentage-of-completion methodology. The year-over-year increase in Software Applications revenue was primarily related to the amount of deferred license revenue recognized in each period.

For the first quarter 2004 and all periods presented, QRS Catalogue™ comprised the substantial majority of revenue for the Software Applications Solutions Group. We expect that retailers will continue to reorganize their operations to reduce cost and improve efficiency. To the extent that such reorganizations reduce the number of their retail operations, the number of their trading partnerships could also be reduced, which, under our present pricing structure, would reduce QRS Catalogue™ revenue in future periods.

Gross margin for the Software Applications Solutions Group was 75% during the first quarter 2004 compared to 73% reported for the fourth quarter 2003. This improvement was primarily due to the decline in Enterprise Software Applications amortization expense resulting from the fourth quarter 2003 impairment of IBM CrossWorlds licenses. Gross margin for the first quarter 2004 increased by 3 percentage points over the 72% reported in the first quarter 2003, resulting primarily from reductions in customer support headcount, which occurred as part of our restructuring activities in the third quarter 2003.

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

Trading Community Management revenue for the first quarter 2004 declined $0.4 million, or 2%, from the fourth quarter 2003, and $0.5 million, or 3%, from the first quarter 2003.

Data Exchange revenue for the first quarter 2004 increased from the prior quarter and year-over-year, as volume declines were counterbalanced by an increase in unit pricing. The increase in unit pricing is primarily related to the implementation of standard minimum pricing thresholds for our lower volume and mid-tier customers, previously announced in the second quarter of 2003. We do not believe that the long-term pricing pressure has abated in our Data Exchange business. If in future periods we are required to reduce prices further, these reductions in our net revenue per kilocharacter may reduce our Trading Community Management revenue to the extent that pricing changes are not offset by increased unit volume or other factors.

Offsetting the increase in Data Exchange revenue, Access Services revenue declined from the prior quarter by 11% and on a year-over-year basis by 31% as newer technology alternatives replaced our leased lines and dial-up connectivity services and put pricing pressure on those same services. We expect further declines in Access Services revenue in future years as new technologies continue to replace and lower the market price of these services. Additionally, revenue from QRS Managed EC™ services targeted towards small- and medium-sized businesses declined 20% from the prior quarter and 32% on a year-over-year basis due to a drop in the number of customers and revenue per customer.

Trading Community Management gross margin for the first quarter 2004 declined to 51% from 54% in the fourth quarter 2003 and 52% in the first quarter 2003. The trends in gross margin are primarily due to the revenue decline in Access Services and QRS Managed EC™ while costs for those products have remained relatively flat. On a year-over-year basis, the decline in payments under our agreement with IBM was offset by costs allocated from our self-hosted data center. Additionally, during the first quarter 2004, our use of purchased network services from IBM fell below specified minimum amounts per the terms of our contract, causing our Trading Community Management gross margin to decrease. Other Trading Community Management cost of revenue components include: customer support services, including QRS Managed EC™ personnel; technical support personnel; and amortization of capitalized service and product development costs for technology used in our QRS Managed EC™ operations center.

Global Services

The Global Services Solutions Group consists primarily of QRS Retail Intelligence ServicesSM; QRS Professional ServicesSM, primarily services provided to help our customers with the implementation of our licensed software products; and maintenance for our QRS Sourcing™ product, including post-contract support services for licensed software applications.

Global Services revenue for the first quarter 2004 increased $0.1 million, or 2%, from the fourth quarter 2003 and $0.2 million, or 3%, over the first quarter 2003 primarily resulting from growth in our QRS Retail Intelligence ServicesSM business. QRS Retail Intelligence ServicesSM revenue of $5.2 million in the first quarter 2004 increased 5% from the $4.9 million reported in the fourth quarter 2003 and 10% from the $4.7 million reported in the first quarter 2003. These improvements were offset by a significant decline in QRS Professional ServicesSM revenue over the prior quarter caused by fewer professional services engagements for existing QRS Sourcing™ customers. On a year-over-year basis, maintenance revenue for our QRS Sourcing™ product was reduced. We expect QRS Professional ServicesSM and software maintenance revenue from QRS Sourcing™ to continue to decline.

Cost of revenue for Global Services consists primarily of outsourcing costs for QRS Retail Intelligence ServicesSM field personnel and of payroll for software application consultants and technical support personnel for our licensed software applications. Global Services gross margin improved to 13% in the first quarter 2004, compared to 12% for the fourth quarter 2003 and 11% in the first quarter 2003. Headcount reductions in our QRS Professional ServicesSM team and declining technical support costs contributed to the improvement in gross margin over the prior quarter. On a year-over-year basis, gross margin increased due to cost savings resulting from our third quarter 2003 restructuring activities that reduced customer support personnel dedicated to our licensed software applications.

Operating Expenses

The following table sets forth operating expenses (in thousands) and the related percentages of total revenue for the three months ended March 31, 2004 and 2003 and associated headcount information at March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	% of Revenue	2003	% of Revenue
Operating expenses:
Sales and marketing	$6,272	21%	$5,787	19%
Service and product development	3,175	10	2,997	10
General and administrative	4,818	16	4,772	15
Settlement of deferred acquisition payment	(600)	(2)	—	—
Amortization of other intangible assets	93	—	849	3

Total operating expenses	$13,758	45%	$14,405	47%

Full-time headcount:
Sales and marketing	91		95
Service and product development	106		122
General and administrative	63		75

Operating expenses for the first quarter 2004, which totaled $13.8 million, were down from the $21.3 million reported for the fourth quarter 2003 and from the $14.4 million reported for the first quarter 2003. Operating expenses for the first quarter 2004 included a benefit of $0.6 million due to a favorable legal settlement related to a deferred acquisition payment as discussed further below. Operating expenses for the fourth quarter 2003 included a $6.3 million impairment loss associated with the write-down of intangible and other assets, and a $1.8 million expense to license the technology used in our QRS IMPACT™ product. We experienced an increase in sales and marketing expenses in the first quarter 2004 associated with the launch of QRS IMPACT™ which was offset by a reduction in amortization expense resulting from the fourth quarter 2003 impairment of intangible assets.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs in our sales and marketing organizations as well as the costs of various marketing programs. At March 31, 2004, we had 66 full-time employees in our sales organization, comprised of 59 employees located in North America and 7 employees located in Europe, primarily in the United Kingdom.

Sales and marketing expenses for the first quarter 2004, which totaled $6.3 million, were up 16% from the $5.4 million reported for the fourth quarter 2003, and up 8% from the $5.8 million reported in the first quarter 2003. The increased spending resulted primarily from the first quarter 2004 launch of QRS IMPACT™ and the expansion of our enterprise software sales team to improve our solution selling capability. Additionally, we participated in trade shows and held our annual customer conference to support the launch of QRS IMPACT™, resulting in increased marketing, travel and meeting costs of $0.6 million over the prior quarter and $0.4 million over the prior year. The provision for bad debt in the first quarter 2004 also grew by $0.2 million, compared to both the first and fourth quarters of 2003 due to changes in the aging of our accounts receivable.

Service and Product Development Expenses

Service and product development expenditures consist primarily of personnel, consulting and equipment costs related to research, development and enhancements of our products, a portion of which is capitalized under American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” For our hosted and internal use products, we capitalize, as prescribed by SOP 98-1, all the costs incurred during the application development stage, which include designing the software configuration and interfaces, coding, installation and testing. For our Enterprise Software Applications, we capitalize products and enhancements once they reach technological feasibility until they are released for sale, under the provisions of FAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”

We review service and product development expenses, capitalized costs and licensed technology on a combined basis in order to measure our investment in new and existing products. The following table sets forth (in thousands) total service and product development expenditures for the three months ended March 31, 2004, December 31, 2003 and March 31, 2003:

	Three Months Ended
	March 31, 2004	December 31, 2003	March 31, 2003
Service and product development	$3,175	$2,897	$2,997
Capitalized service and product development	1,591	1,247	1,466

Total internal costs	4,766	4,144	4,463
Licensed technology – expensed(1)	—	1,750	—
Licensed technology – capitalized(2)	518	—	—

Total service and product development expenditures	$5,284	$5,894	$4,463

(1)	In accordance with FAS 86, during the fourth quarter 2003, we expensed $1.8 million of licensed technology used in our QRS IMPACT™ product that was not yet technologically feasible.
(2)	In accordance with FAS 86, during the first quarter 2004, we capitalized $0.5 million of licensed technology used in our QRS IMPACT™ product after the product reached technological feasibility.

Total spending on internal costs in the first quarter 2004 exceeded the prior quarter, resulting from an increase in payroll and related costs of $0.7 million that included severance expense associated with headcount reductions and increased incentive expenses. Total spending on internal costs in the first quarter 2004 exceeded the first quarter 2003, due primarily to an increase in payroll and related costs of $0.3 million that included severance expense associated with headcount reductions.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and the related costs of our administrative organizations, such as finance, legal, human resources and management information systems (MIS), as well as professional fees and other costs. General and administrative expenses for the first quarter 2004, which totaled $4.8 million, were up 21% from the $4.0 million reported for the fourth quarter 2003, but were flat with the $4.8 million reported for the first quarter 2003. The increase over the prior quarter is due to $0.7 million of additional accounting costs associated with compliance with Sarbanes-Oxley regulatory requirements and an increase in legal and other professional fees incurred.

Settlement of Deferred Acquisition Payment

Operating expenses for the first quarter 2004 include a benefit of $0.6 million resulting from the favorable settlement of litigation surrounding our acquisition of Image Info in 2000. Under the terms of the settlement agreement, we paid $1.9 million during the second quarter 2004 to settle all claims made by the former shareholders of Image Info. The $1.9 million settlement was less than the $2.5 million liability classified as deferred acquisition payment in the Condensed Consolidated Balance Sheets as of December 31, 2003. We have accounted for this settlement as the resolution of a contingency which occurred prior to the issuance of these financial statements (a Type I subsequent event). Accordingly, the effect of this settlement on our liability has been recorded in the first quarter 2004 operating results as a benefit of $0.6 million. See Note 7 to the Condensed Consolidated Financial Statements.

Amortization of Other Intangible Assets

Amortization of other intangible assets for the first quarter 2004 was $0.1 million, compared to $0.8 million in the first and fourth quarters of 2003. The decrease in amortization expense resulted primarily from the impairment of intangible assets that occurred in the fourth quarter 2003.

Restructuring Expenses

As part of our 2001 restructuring activities, we made certain estimates of sublease income on the vacated facility adjacent to our corporate headquarters in Richmond, California; however, due to a prolonged difficult real estate market in the Bay Area, those original estimates proved optimistic. As a result, during 2003 we began reevaluating our assumptions surrounding our sublease loss accrual, including discussions with our landlord to renegotiate the terms of our lease. We recorded a $3.7 million restructuring expense for the year ended December 31, 2003 based on the terms of a non-binding Letter of Intent with the landlord to reduce the term of the lease and our total cash commitments over the remaining life of the lease.

During January 2004, we finalized agreements with our landlord to sublet the facility to an affiliate of our landlord and reduce our total cash commitments over the remaining life of the lease by $6.4 million. The sublease agreement for full contract rent and operating expenses from October 1, 2008 through the lease termination on June 30, 2011 is collateralized by a $4.0 million Deed of Trust. The agreements with our landlord required us in the first quarter 2004 to deposit $3.6 million of base rent for the period October 1, 2006 through September 30, 2008 in an escrow account for disbursement over the related rental period. The funds held in escrow are classified as restricted cash in the Condensed Consolidated Balance Sheets as of March 31, 2004. Under the terms of the agreements with our landlord, we also settled a $0.8 million common area maintenance obligation related to our headquarters facility for $0.2 million which we paid during the first quarter of 2004. The remaining $0.6 million liability was allocated between our headquarters facility and the vacated adjacent facility based on square footage. As a result, $0.3 million will be recognized ratably as a reduction in operating expenses over the remaining headquarters lease term and $0.3 million was reclassified from deferred rent and other liabilities to the sublease loss accrual for our vacant Richmond, California facility. We believe that the sublease loss accrual related to this facility as of March 31, 2004 will cover all of our revised obligations under the final agreements.

During 2003, we also completed a review of our overall cost structure with the goals of creating better alignment with our growth strategy and finding additional efficiencies. As a result, we centralized substantially all of our development team to our Richmond, California headquarters and streamlined other parts of our operations, primarily general and administrative services. These actions resulted in a restructuring charge of $1.9 million in the year ended December 31, 2003, consisting of $1.2 million related to the closure of our Wakefield, Massachusetts facility, $0.1 million related to the write-off of certain equipment and leasehold improvements and $0.7 million related to the severance of 43 employees located in Wakefield, Massachusetts; Richmond, California and New York, New York.

The following is a summary of the restructuring liabilities from December 31, 2003 to March 31, 2004 (in thousands):

	2001 Restructuring Activities	2003 Restructuring Activities
	Facilities Closure (primarily Richmond, CA)	Severance (included in Accrued Compensation)	Facilities Closure (Wakefield, MA)	Total
Balance at December 31, 2003	$9,995	$246	$1,031	$11,272
Restructuring expense(1)	—	27	—	27
Cash payments	(723)	(139)	(111)	(973)
Adjustments(2)	336	—	8	344

Balance at March 31, 2004	$9,608	$134	$928	$10,670

(1)	Restructuring expense for the first quarter 2004 (related to severance associated with terminated employees who provided services from their notification of termination in the third quarter 2003 through their last day of employment on March 31, 2004) was included in service and product development expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. Severance expense was incurred ratably over the severance period.
(2)	The adjustment to the restructuring liability in the first quarter 2004 was due to $0.3 million reclassified from deferred rent and other liabilities to the sublease loss accrual upon settlement of a common area maintenance obligation per the terms of the agreements with our landlord.

We expect to pay remaining employment severance obligations related to restructuring activities by the second quarter of 2004. Based on the terms of the agreements with our landlord described above and actual subleases in effect on other properties, $3.0 million of the total facilities closure liability of $10.5 million has been classified as a current liability and the remaining $7.5 million has been classified as non-current with payments through 2008.

Operating Income

Operating income for the first quarter 2004 was $1.3 million, or 4% of revenue, compared to an operating loss of $5.8 million for the fourth quarter 2003 and operating income of $0.7 million reported in the first quarter 2003. Operating income for the first quarter 2004 includes the $0.6 million benefit resulting from the favorable legal settlement of a deferred acquisition payment. The operating loss in the fourth quarter 2003 included $6.3 million in impairment loss, $0.2 million in restructuring expenses and $1.8 million of licensed technology expense.

Interest Income

Interest income consists primarily of interest earned on cash, cash equivalents and marketable securities available-for-sale. Interest income decreased slightly from the $0.1 million reported in the first and fourth quarters of 2003 due to a reduction in investment yields.

Net Income and Earnings Per Share

Net income for the first quarter 2004 which totaled $1.3 million, or 8 cents per diluted share, improved over the net loss of $5.9 million, or 37 cents per diluted share, reported for the fourth quarter 2003 primarily due to the inclusion in the fourth quarter 2003 of $6.3 million in impairment loss, $0.2 million in restructuring expenses and $1.8 million of licensed technology expense. Net income for the first quarter 2004 exceeded the net income reported in the first quarter 2003 of $0.8 million, or 5 cents per diluted share, primarily due to the first quarter 2004 benefit of $0.6 million resulting from the favorable legal settlement of a deferred acquisition payment.

For information regarding the number of shares used to compute earnings per share, see Note 4 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities available-for-sale decreased to $34.0 million at March 31, 2004 from $38.1 million at December 31, 2003. The decline was due primarily to the $3.6 million deposit of restricted cash and the $1.6 million capitalization of service and product development costs, offset by positive cash flows from operations. Working capital decreased to $26.9 million at March 31, 2004 from $30.4 million at December 31, 2003. Our days sales outstanding (DSOs) were 47 days at March 31, 2004, compared to 45 days at December 31, 2003 and 43 days at March 31, 2003.

Total assets of $73.0 million at March 31, 2004 increased slightly from $72.8 million at December 31, 2003. Total liabilities of $32.9 million at March 31, 2004 decreased from $34.3 million at December 31, 2003 due primarily to payments of annual corporate bonuses and other long-term obligations associated with facilities leases.

For the quarter ended March 31, 2004, we experienced a slight decline in revenue of 1% from the previous quarter and from the prior fiscal year. We offset this revenue decline by reducing our operating expenses in the first quarter 2004. The challenge facing our business is to launch new products and services that can generate new revenue to offset the decline in revenue from our traditional business. We may not be able to continue reducing our operating expenses in future periods and our revenue may continue to decline. As a result, we may experience losses in future periods. During the first quarter 2004, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly as a result of decreases in customer demand or lack of acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized. To the extent that our operating results fall below our expectations, we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

We believe that cash, cash equivalents and marketable securities available-for-sale at March 31, 2004 and cash forecasted to be generated from future operations will be sufficient to continue funding capital expenditures and our planned technology investments for the next year.

We expect our investment in the development of new applications and improvements to QRS Catalogue ™ to occur throughout the year. While our current plan is to perform these development efforts using internal resources, we are simultaneously evaluating opportunities to accelerate development, including through alliances, licensing and strategic acquisitions. During the fourth quarter of 2003, we licensed technology utilized in our QRS IMPACT ™ product. We made cash payments for the licensed technology of $1.3 million in the fourth quarter 2003 and $0.5 million in the first quarter 2004. We expect to pay the remaining $0.5 million in the second half of 2004. To the extent we license or acquire complementary technologies or businesses, which require additional cash utilization, we may seek to sell additional debt or equity securities, which may result in additional dilution to our stockholders. However, we cannot be certain that additional funding will be available on acceptable terms or at all.

As discussed in Restructuring Expenses above, during January 2004, we finalized agreements with our landlord to sublet the facility to an affiliate of our landlord and reduce our total cash commitments over the remaining life of the lease by $6.4 million. The sublease agreement for full contract rent and operating expenses from October 1, 2008 through the lease termination on June 30, 2011 is collateralized by a $4.0 million Deed of Trust. The agreements with our landlord required us in the first quarter 2004 to deposit $3.6 million of base rent for the period October 1, 2006 through September 30, 2008 in an escrow account for disbursement over the related rental period. The funds held in escrow are classified as restricted cash in the Condensed Consolidated Balance Sheets as of March 31, 2004. We believe that the sublease loss accrual related to this facility as of March 31, 2004 will cover all of our revised obligations under the final agreements.

As discussed in Note 7 to the Condensed Consolidated Financial Statements, in April 2004, we reached a mutually satisfactory settlement agreement with the former shareholders of Image Info that resolves the lawsuit and terminates all claims against the Company. The action has been dismissed. Under the terms of the settlement agreement, we paid $1.9 million during the second quarter 2004 which was less than the $2.5 million liability classified as deferred acquisition payment in the Condensed Consolidated Balance Sheets as of December 31, 2003.

While we presently have no plans for stock repurchases, we may decide to take such actions at a future date, which would reduce our cash, cash equivalents and marketable securities available for sale. We have no plans to pay dividends with respect to our common stock in the foreseeable future.

At March 31, 2004, future payments under contractual obligations are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$395	$363	$32	$—	$—
Operating Lease Commitments(1)	30,813	7,349	11,509	8,463	3,492
Vendor Commitments	15,645	11,231	4,414	—	—
Deferred Acquisition Payment(2)	1,900	1,900	—	—	—

Total	$48,753	$20,843	$15,955	$8,463	$3,492

(1)	Minimum lease commitments for vacant facilities that are available for sublease are included in these amounts. Income to be received from subleased real property is excluded from these amounts.
(2)	Represents settlement of deferred acquisition payment to the former shareholders of Image Info. See Note 7 to the Condensed Consolidated Financial Statements.

Stock Options

As illustrated in the table included in Note 6 to the Condensed Consolidated Financial Statements, outstanding stock options totaled 3.3 million as of March 31, 2004, consistent with total outstanding stock options of 3.3 million as of December 31, 2003. At March 31, 2004, we had 1.0 million options available for grant under our stock option plans.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the Consolidated Financial Statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of March 31, 2004. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation (or right) of the issuer. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. We do not have any financial instruments with characteristics of both liabilities and equity as of March 31, 2004. The FASB has deferred the effective date of paragraphs 9, 10 and 22 of FAS 150. During 2003, we adopted all other provisions of FAS 150 and the adoption had no material effect on our financial position or results of operations. We continue to evaluate the impact that adoption of paragraphs 9, 10 and 22 will have on our financial position or results of operations.

On March 31, 2004, the FASB issued an exposure draft entitled “Share-Based Payment” to amend FAS 123. This exposure draft requires us to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. The equity-based compensation expense is recognized ratably over the vesting period beginning with the grant date. Currently, we disclose the pro forma net income (loss) and related pro forma earnings (loss) per share information in accordance with FAS 123 and FAS 148 (see Note 1 to the Condensed Consolidated Financial Statements). We continue to evaluate the impact that the exposure draft will have on our financial position or results of operations.

RISKS AND UNCERTAINTIES RELATING TO OUR BUSINESS

An investment in our common stock involves risks and uncertainties. Investors evaluating us and our business should carefully consider the factors described below and all other information contained in this Form 10-Q before purchasing our common stock. Any of the following factors could materially harm our business, operating results and financial condition, as well as additional factors and uncertainties not currently known to us or that we currently consider immaterial. Investors could lose all or part of their investment as a result of these factors.

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

In addition, for the first quarter 2004, we experienced a decline in revenue compared to the first and fourth quarters of 2003. Our revenue may continue to decline and we may not be able to continue reducing our operating expenses sufficiently or quickly enough in future periods to offset such revenue reductions. We may also incur additional restructuring charges in future periods. As a result, we may experience losses in future periods.

During the first quarter 2004, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly as a result of decreases in customer demand, pricing pressures, lack of acceptance of our future products, or additional restructuring expenses, our ability to generate positive cash flow from operations may be jeopardized. As a result, we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

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

The licensing of our Enterprise Software Applications may involve substantial capital expenditures by our retail customers. We believe that our current and potential retailer customers are currently less likely to make such capital expenditures and as a result, our revenue could decline or fail to grow.

We may not successfully complete improvements to QRS Catalogue™, QRS IMPACT™ and QRS Sourcing™, and development and enhancement of additional collaborative applications for transaction outsourcing and transaction lifecycle visibility as part of an Intelligent Transaction Management technology framework. In addition, the conversion of customers, products and services to these new applications may experience problems or be unsuccessful.

We are investing significant resources and capital in the improvement to our QRS Catalogue™, QRS IMPACT™ and QRS Sourcing™, and development and enhancement of additional collaborative applications within an Intelligent Transaction Management technology framework for transaction outsourcing and transaction lifecycle visibility, in order to address the needs of our current and future customers. In addition, we regularly evaluate opportunities to accelerate our technology development, including through alliances, licensing and strategic acquisitions. We believe that the successful improvements to QRS Catalogue™, QRS IMPACT™ and QRS Sourcing™, and additional collaborative applications within a new technology framework are important to our future success in continuing to sell products and services to our existing customers and expanding our presence in new retail sectors and geographies.

We do not have experience in developing a technology framework of the magnitude and complexity we are planning. If the complexity is greater than anticipated or we are unable to recruit and retain individuals with the necessary skills, we may be unable to build the technology framework in the time expected or at an appropriate cost. Delays or a failure in the development of our value-added applications may have an adverse effect on our performance and operating results.

We may not be able to convert our customers from existing technologies to these new applications quickly or without problems.

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

Pursuant to a contract with IBM that expires on June 30, 2005, we use IBM Information Exchange as the VAN over which we provide customers with most of our QRS Exchange™ products and services. We depend on IBM Information Exchange for a substantial part of our revenue. Under this contract we also offer a real-time IP-based transaction network product, ITX, through the use of IBM’s Business Exchange Services – Internet Transfer (BES-IT). When our contract with IBM expires, should IBM decide to increase the prices that it charges us or reduce the amount of discounts or allowances we currently receive, and we are not able to pass along such increased costs to our customers, our business, financial condition and results of operations could be materially adversely affected. In addition, pursuant to the IBM contract, we will pay fees to IBM based on the amount of our use of its network services subject to specified minimum payment amounts. If our use of the network services declines, our gross margin will decrease, thereby also adversely affecting our business and operating results.

Because we have no right to control the maintenance and operation of either IBM Information Exchange or BES-IT, we are subject to factors outside of our control that may adversely affect the operation of IBM Information Exchange and BES-IT services, such as network outages and an inability to obtain usage information for billing purposes, and thus may adversely affect our business, results of operations and financial condition. In addition, if IBM becomes unable or unwilling to provide or continue to support IBM Information Exchange or BES-IT services, we would either have to provide these services directly or arrange for another third party to provide such services. We cannot provide assurance that we would be able to do so on a timely basis, if at all, or that the costs of any such arrangements would not materially adversely affect our business and results of operations. Disruption or unavailability of IBM Information Exchange or BES-IT services may have a material adverse effect on our business, results of operations and financial condition.

While we purchase network connectivity and electronic commerce-related services from IBM, a portion of the connectivity services purchased under our agreement with IBM are actually provided by AT&T. IBM and AT&T are free to compete against us, and either of them may compete with us now or in the future. If IBM, AT&T or any other entity markets IBM Information Exchange or BES-IT services to the retail industry or directly to our customers, or permits one or more of our competitors to use and remarket IBM’s Information Exchange or BES-IT services to the retail industry, it could adversely affect our business, financial condition and results of operations.

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

We have committed and may continue to commit resources to our European offices and the maintenance of European sales and support capabilities in order to increase revenue from European customers. We expect to incur expenses for adapting our products and services to existing and new technology and business standards in Europe and for localizing our products and services for the European market. We may be unable to adapt our products and services to existing and new technology and business standards in Europe. We do not know if European customers will adopt technology-based solutions for electronic commerce such as ours, nor do we know if European customers will prefer our products and services to other products and services available to them. Geopolitical factors may slow or prevent European customers’ acceptance of products and services by companies in the United States. Even if European customers do accept our products, material revenue may not be generated until we enable these customers’ trading partners to use our products and services, which may take a significant amount of time and expense. Our European operations may not generate expected or any revenue, and if our European operations do not generate sufficient revenue to offset our expenditures, we may experience operating losses.

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

The table below presents principal amounts and related weighted average interest rates due by date of maturity for the marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At March 31, 2004, the weighted average maturity of the marketable securities portfolio was 228 days.

(in thousands)	Maturity 2004	Maturity 2005	Total	Fair Value at March 31, 2004
Governmental Agencies	$730	$1,489	$2,219	$2,226
Corporations	1,453	—	1,453	1,508

Total	$2,183	$1,489	$3,672	$3,734

Weighted average interest rate	2.16%	1.69%	1.97%	1.97%

Foreign Currency Risk

We have no significant investments outside the United States of America and do not have material transactional foreign currency risk because less than 5% of our billings are in a currency other than the U.S. dollar. We have no significant hedging activity.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in internal controls. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 8, 2002, Craig Schlossberg, purporting to act on behalf of the former shareholders of Image Info, Inc. filed a lawsuit against the Company and WS Acquisition Corp., one of our wholly-owned subsidiaries (which was renamed Image Info, Inc.), in the Superior Court of California for the City and Country of San Francisco, alleging claims for breach of contract and seeking to recover $2.5 million, plus interest, under a provision of the merger agreement relating to our acquisition of Image Info in 2000. We vigorously defended the lawsuit, which we believed was without merit. To avoid further litigation, in April 2004, we reached a mutually satisfactory settlement agreement with the former shareholders of Image Info that resolves the lawsuit and terminates all claims against the Company. The action has been dismissed. Under the terms of the settlement agreement, we paid $1.9 million during the second quarter 2004 which was less than the $2.5 million liability classified as deferred acquisition payment in our Condensed Consolidated Balances Sheets as of December 31, 2003. See Note 7 to the Condensed Consolidated Financial Statements.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit Number	Description

10.56	Form of Restricted Share Rights Agreement.

10.57	Sublease Agreement dated January 30, 2004 between the Company and Marina Bay Partners II, LLC.

31.1	Form of Rule 13a-14(a) Certification

31.2	Form of Rule 13a-14(a) Certification

32.1	Section 1350 Certification

B. Reports on Form 8-K

Date	Item Reported

February 12, 2004	We filed a Current Report on Form 8-K dated February 12, 2004 to furnish our press release announcing our financial results for the fourth quarter and the year ended December 31, 2003 under Item 12 thereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QRS CORPORATION

Date: May 10, 2004	/S/ ELIZABETH A. FETTER
Elizabeth A. Fetter President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2004	/S/ DAVID B. COOPER, JR.
David B. Cooper, Jr. Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)