Form 10-Q
period 2004-06-30
QRS CORP
filed 2004-08-06
CIK 906551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 2, 2004, 15,948,007 shares of the issuer’s common stock, par value $.001 per share, were outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements regarding our business strategy, future operations, future financial position, estimated revenues or earnings (losses), projected costs, prospects, plans and objectives. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in the forward-looking statements as a result of various factors that are identified in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document. These factors include: general economic and business conditions; specific conditions in the retail industry; competition; changes in senior management; rapid technological change in our industry; dependence upon key customers and their trading partners; ability to introduce and market acceptance of new products and services; the ability to successfully integrate and manage acquired businesses and technologies; customers’ willingness to purchase products or services offered through or in conjunction with third parties; customers’ reluctance to purchase products or services due to the announcement of the signing of the merger agreement with JDA Software Group, Inc. (“JDA”); diversion of management’s attention to effectuating the merger with JDA and planning the integration of QRS’ business with JDA; loss of or harm to the Company’s relationships with employees due to the Company’s pending merger with JDA; costs related to the merger and the integration of acquired products, technologies and employees into JDA’s business and product offerings; dependence upon IBM for electronic commerce service; dependence on third parties for licenses to technology that is integrated into certain products and services offered by us; and the ability to protect our proprietary technology and information.

No assurance can be given that the factors described above and contained elsewhere in this Quarterly Report on Form 10-Q are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

CAUTION REQUIRED BY CERTAIN SEC RULES

In connection with the proposed merger of JDA and QRS, JDA has filed a registration statement on Form S-4, which includes a prospectus of JDA and a joint proxy statement for each of JDA’s and QRS’ special stockholder meetings, with the Securities and Exchange Commission (“SEC”). Investors and security holders are advised to read the registration statement, prospectus and joint proxy statement because they contain important information about the proposed merger. Investors and security holders may obtain a free copy of the registration statement, prospectus and joint proxy statement and other documents filed by JDA and QRS with the SEC at the SEC’s website at http:/www.sec.gov. Free copies of the registration statement, prospectus and joint proxy statement and other documents filed by QRS with the SEC may also be obtained from QRS directing a request to QRS, attention: Stacey Giamalis, Corporate Secretary, 510.215.5000.

QRS and its directors and its executive officers may be deemed, under SEC rules, to be soliciting proxies from QRS’ and JDA’s stockholders in favor of the proposed merger. Information regarding the identity of these persons, and their interests in the solicitation, is set forth in a Schedule 14A filed with the SEC, as well as the Form S-4, and available free of charge at the SEC website and public reference rooms, and from the QRS corporate secretary.

QRS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QRS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$30,913	$31,419
Marketable securities available-for-sale	2,006	5,203
Accounts receivable—net of allowance for doubtful accounts of $728 at June 30, 2004 and $698 at December 31, 2003	15,331	15,426
Prepaid expenses and other	1,709	2,730

Total current assets	49,959	54,778

Property and equipment:
Furniture and fixtures	2,129	2,109
Equipment	17,837	16,489
Leasehold improvements	2,285	2,128

	22,251	20,726
Less accumulated depreciation and amortization	(15,463)	(13,045)

Total property and equipment	6,788	7,681

Restricted cash	3,560	—
Marketable securities available-for-sale	252	1,500
Capitalized service and product development costs—net of accumulated amortization of $9,663 at June 30, 2004 and $8,407 at December 31, 2003	7,930	6,206
Goodwill	830	830
Intangible assets	318	504
Other assets	1,682	1,280

Total assets	$71,319	$72,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,600	$6,586
Accrued compensation	3,534	4,424
Accrued vacation	2,240	2,155
Deferred acquisition payment	—	2,500
Deferred revenue	2,024	2,733
Current portion of sublease loss accruals related to business restructuring	2,928	3,142
Other accrued liabilities	2,703	2,562
Current portion of note payable	—	284

Total current liabilities	21,029	24,386
Sublease loss accruals related to business restructuring	6,949	7,884
Deferred rent and other	1,419	2,036

Total liabilities	29,397	34,306

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $.001 par value; 60,000,000 shares authorized; 16,174,968 shares issued and 15,941,237 shares outstanding at June 30, 2004 and 16,154,468 shares issued and 15,920,737 shares outstanding at December 31, 2003	255,547	254,973
Deferred compensation	(2,202)	(2,225)
Treasury stock: 233,731 shares at June 30, 2004 and December 31, 2003	(5,557)	(5,557)
Accumulated other comprehensive earnings (loss):
Unrealized gain on marketable securities available-for-sale	47	10
Cumulative translation adjustment	(259)	(193)
Accumulated deficit	(205,654)	(208,535)

Total stockholders’ equity	41,922	38,473

Total liabilities and stockholders’ equity	$71,319	$72,779

See Notes to Condensed Consolidated Financial Statements

QRS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Software applications	$8,318	$8,329	$16,520	$16,470
Trading community management	14,832	16,336	30,964	33,002
Global services	6,054	5,905	12,226	11,901

Total revenue	29,204	30,570	59,710	61,373

Cost of revenue:
Software applications	2,193	2,157	4,282	4,444
Trading community management	7,472	8,050	15,442	16,107
Global services	5,178	5,178	10,573	10,489

Total cost of revenue	14,843	15,385	30,297	31,040

Gross profit	14,361	15,185	29,413	30,333

Operating expenses:
Sales and marketing	5,060	5,013	11,332	10,800
Service and product development	2,701	3,161	5,876	6,158
General and administrative	5,033	4,370	9,851	9,142
Settlement of deferred acquisition payment	—	—	(600)	—
Amortization of other intangible assets	93	839	186	1,688

Total operating expenses	12,887	13,383	26,645	27,788

Operating income	1,474	1,802	2,768	2,545
Interest income	99	109	177	226
Interest expense	(4)	(36)	(17)	(76)

Income from operations before income taxes	1,569	1,875	2,928	2,695
Income tax expense	27	48	47	48

Net income	$1,542	$1,827	$2,881	$2,647

Other comprehensive income:
Unrealized gain (loss) on marketable securities available-for-sale, net of tax	(15)	(9)	37	(5)
Change in cumulative translation adjustment	(45)	19	(66)	(15)

Total comprehensive income	$1,482	$1,837	$2,852	$2,627

Basic net income per share	$0.10	$0.12	$0.18	$0.17

Shares used to compute basic net income per share	15,936	15,829	15,932	15,815

Diluted net income per share	$0.09	$0.12	$0.17	$0.17

Shares used to compute diluted net income per share	16,358	15,885	16,473	15,858

See Notes to Condensed Consolidated Financial Statements.

QRS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,881	$2,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,418	2,304
Amortization of capitalized service and product development costs	1,256	587
Amortization of software licenses and other	43	714
Amortization of other intangible assets	186	1,688
Stock-based compensation	532	83
Provision for allowance for doubtful accounts	247	151
Settlement of deferred acquisition payment	(600)	—
Changes in assets and liabilities:
Accounts receivable	(152)	(785)
Prepaid expenses and other	1,021	(252)
Other assets	73	—
Accounts payable	812	(2,209)
Accrued compensation	(890)	(1,839)
Accrued vacation	85	234
Deferred acquisition payment	(1,900)	—
Deferred revenue	(709)	733
Sublease loss accruals related to business restructuring	(1,149)	(1,415)
Other accrued liabilities	397	(1,399)
Deferred rent and other	(555)	103

Net cash provided by operating activities	3,996	1,345

Cash flows from investing activities:
Restricted cash	(3,560)	—
Sales and maturities of marketable securities available-for-sale	4,482	3,162
Purchases of marketable securities available-for-sale	—	(8,146)
Purchases of property and equipment	(1,525)	(1,781)
Capitalization of service and product development costs	(2,980)	(2,819)
Purchase of licensed technology	(518)	—
Other assets	—	532

Net cash used in investing activities	(4,101)	(9,052)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	49	176
Exercise of stock options	16	2
Repurchase of common stock	—	(8)
Payments on note payable	(288)	(528)
Payments on capital lease obligations	(112)	(99)

Net cash used in financing activities	(335)	(457)

Effect of exchange rate on cash and cash equivalents	(66)	(16)

Net decrease in cash and cash equivalents	(506)	(8,180)
Cash and cash equivalents at beginning of period	31,419	35,358

Cash and cash equivalents at end of period	$30,913	$27,178

Cash paid for:
Taxes	$97	$76
Interest	$14	$64
Noncash investing and financing activities:
Property and equipment acquired through capital lease	$—	$419
Fair value of restricted stock awarded	$468	$210

See Notes to Condensed Consolidated Financial Statements

QRS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

QRS Corporation (“QRS,” the “Company,” “we” or “us”) is a technology company that serves the global retail trading community with collaborative commerce solutions. We manage the flow of critical commerce information and leverage our retail technology expertise to address fundamental industry challenges such as global data synchronization, compliance mandates, transaction management and global trade management. Our solutions help customers expand into new markets and channels, improve operational efficiency and differentiate their brand. Currently we have approximately 9,800 customers, as measured by the number of total, unique corporate customers that purchased or licensed our products and services between July 1, 2003 and June 30, 2004.

We have prepared the Condensed Consolidated Balance Sheet as of June 30, 2004, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2004 and 2003, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003, without audit. In the opinion and to the knowledge of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented have been made in accordance with generally accepted accounting principles. The Condensed Consolidated Balance Sheet as of December 31, 2003 is derived from our audited consolidated financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. These interim Condensed Consolidated Financial Statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 15, 2004.

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

Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results anticipated for any other interim period or for the full year.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the Consolidated Financial Statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any interest in any variable interest entities as of June 30, 2004. We will apply the consolidation requirement of FIN 46 in future periods if we should have any interest in any variable interest entity.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation (or right) of the issuer. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. We do not have any financial instruments with characteristics of both liabilities and equity as of June 30, 2004. The FASB has deferred the effective date of paragraphs 9, 10 and 22 of FAS 150. During 2003, we adopted all other provisions of FAS 150 and the adoption had no material effect on our financial position or results of operations. We continue to evaluate the impact that adoption of paragraphs 9, 10 and 22 will have on our financial position or results of operations.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-06. Issue 03-06 addressed a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. Issue 03-06 is effective for the first fiscal period beginning after its issuance. During the quarter ended June 30, 2004, we adopted Issue 03-06 and the adoption did not have any material effect on our financial position or results of operations.

On March 31, 2004, the FASB issued an exposure draft entitled “Share-Based Payment” to amend FAS 123, “Accounting for Stock-Based Compensation” and FAS 95, “Statement of Cash Flows.” This proposed standard would eliminate the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This exposure draft would require us to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. The equity-based compensation expense is recognized ratably over the vesting period beginning with the grant date. Currently, we disclose the pro forma net income and related pro forma earnings per share information in accordance with FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Costs-Transition and Disclosure.” We continue to evaluate the impact that the exposure draft will have on our financial position or results of operations.

The following table illustrates the effect on our net income and net income per share if we would have applied the fair value recognition provisions of FAS 123 to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,542	$1,827	$2,881	$2,647
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	252	55	491	83
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(866)	(702)	(2,184)	(2,065)

Net income, pro forma	$928	$1,180	$1,188	$665

Basic net income per share, as reported	$0.10	$0.12	$0.18	$0.17

Basic net income per share, pro forma	$0.06	$0.07	$0.07	$0.04

Diluted net income per share, as reported	$0.09	$0.12	$0.17	$0.17

Diluted net income per share, pro forma	$0.06	$0.07	$0.07	$0.04

The weighted-average fair value of options granted were estimated on the date of grant using the multiple options method of the Black-Scholes pricing model with the following weighted-average assumptions used for grants made for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted-average fair value of options granted	$3.66	$3.10	$3.99	$3.25
Risk-free interest rate	2.84%	2.66%	2.81%	2.96%
Expected volatility	108%	110%	109%	105%

The expected life of options granted in 2004 and 2003 is 12 to 18 months beyond each incremental vesting period (total life of 2 to 5.5 years, depending on each grant’s individual vesting schedule). No dividends are assumed for any plan in any year.

The fair value of the stock purchased under the employee stock purchase program was determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate is 2.61%; expected volatility is 109%; expected life is 6 months. No dividends are assumed.

2. OTHER INTANGIBLE ASSETS

Other intangible assets include acquired technology with an estimated useful life of 6 years; customer lists with useful lives of 3.5 to 5 years and a weighted-average estimated useful life of 4.8 years; customer contracts with useful lives of 5 to 7 years and a weighted-average estimated useful life of 6.4 years; and non-compete agreements entered into in connection with the acquisitions of businesses with estimated useful lives of 3 years. These intangible assets continue to be amortized on a straight-line basis over their useful lives.

As of June 30, 2004, other intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Acquired technology	$2,743	$(2,721)	$22
Customer lists	1,552	(1,414)	138
Customer contracts	1,480	(1,322)	158
Non-compete agreements	1,212	(1,212)	—

Total	$6,987	$(6,669)	$318

The estimated future amortization expense of other intangible assets as of June 30, 2004 is as follows (in thousands):

2004 (remaining six months)	$175
2005	142
2006	1

Total	$318

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

During January 2004, we finalized agreements with our landlord to sublet the facility to an affiliate of our landlord and reduce our total cash commitments over the remaining life of the lease by $6.4 million. The sublease agreement for full contract rent and operating expenses from October 1, 2008 through the lease termination on June 30, 2011 is collateralized by a $4.0 million Deed of Trust. The agreements with our landlord required us in the first quarter 2004 to deposit $3.6 million of base rent for the period October 1, 2006 through September 30, 2008 in an escrow account for disbursement over the related rental period. The funds held in escrow are classified as restricted cash in the Condensed Consolidated Balance Sheets as of June 30, 2004. Under the terms of the agreements with our landlord, we also settled a $0.8 million common area maintenance obligation related to our headquarters facility for $0.2 million that we paid during the first quarter of 2004. The remaining $0.6 million liability was allocated between our headquarters facility and the vacated adjacent facility based on square footage. As a result, $0.3 million will be recognized ratably as a reduction in operating expenses over the remaining headquarters lease term and $0.3 million was reclassified from deferred rent and other liabilities to the sublease loss accrual for our vacant Richmond, California facility. We believe that the sublease loss accrual related to this facility as of June 30, 2004, assuming certain amounts of sublease income, will cover all of our revised obligations under the final agreements.

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

During the second quarter 2004, we entered into a non-binding Letter of Intent with a third party to sublease our Wakefield, Massachusetts facility from October 1, 2004 through the term of the lease in June 2007. We recorded an additional restructuring charge of $0.1 million for the quarter ended June 30, 2004 to increase the sublease loss accrual to cover our estimated revised obligations related to this facility. Subsequently, during the third quarter 2004, we finalized a sublease agreement for the property that included the terms specified in the Letter of Intent.

The following is a summary of the restructuring liabilities from December 31, 2003 to June 30, 2004 (in thousands):

	2001 Restructuring Activities	2003 Restructuring Activities		Total
	Facilities Closure (primarily Richmond, CA)	Severance (included in Accrued Compensation)	Facilities Closure (Wakefield, MA)
Balance at December 31, 2003	$9,995	$246	$1,031	$11,272
Restructuring expense(1)	—	27	105	132
Cash payments	(1,388)	(270)	(223)	(1,881)
Adjustments(2)	336	—	21	357

Balance at June 30, 2004	$8,943	$3	$934	$9,880

(1)	Restructuring expense of $27,000 related to severance (associated with terminated employees who provided services from their notification of termination in the third quarter 2003 through their last day of employment on March 31, 2004) was included in Service and product development expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the first quarter 2004. Severance expense was incurred ratably over the severance period. Restructuring expense of $0.1 million related to the sublease loss accrual for our Wakefield, Massachusetts facility was included in General and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the second quarter 2004.
(2)	The adjustment to the restructuring liability in the first quarter 2004 was due to $0.3 million reclassified from deferred rent and other liabilities to the sublease loss accrual upon settlement of a common area maintenance obligation per the terms of the agreements with our landlord.

We expect to pay remaining employment severance obligations related to restructuring activities by the third quarter of 2004. Based on the terms of the agreements with our landlord described above and actual subleases in effect on other properties, $2.9 million of the total facilities closure liability of $9.9 million has been classified as a current liability and the remaining $6.9 million has been classified as non-current with payments through 2008.

During the second quarter of 2004, management reevaluated our strategy in Europe, primarily the cost of operating a facility in the U.K. While we believe that maintaining an international sales presence is appropriate, revenue generated from Europe has been less than expected and insufficient to offset current operating expenses. As a result, we plan to vacate the facility in August 2004. At June 30, 2004, we were obligated to make future lease payments of $0.3 million through the lease termination in February 2006, and the net book value of equipment and leasehold improvements was approximately $0.2 million. We are currently in negotiations with our landlord for an early-termination of the lease, which could mitigate future lease payments.

4. EARNINGS PER SHARE

We calculate basic earnings per share (EPS) and diluted EPS in accordance with FAS 128, “Earnings Per Share.” Basic EPS is calculated by dividing net earnings for the period by the weighted-average common shares outstanding for that period, excluding unvested restricted share rights. Diluted EPS takes into account the effect of dilutive instruments, such as stock options and restricted share rights, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding pursuant to the treasury stock method.

The following is a summary of the calculation of the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Shares used to compute basic EPS	15,935,719	15,829,123	15,931,530	15,815,265
Common stock options	89,923	9,985	225,326	12,065
Restricted share rights	332,540	46,101	316,262	30,611

Shares used to compute diluted EPS	16,358,182	15,885,209	16,473,118	15,857,941

Potentially dilutive shares for the three-month periods ended June 30, 2004 and 2003 were 3,400,159 and 3,293,921 shares, respectively, with weighted-average exercise prices of $11.18 and $12.82, respectively. Potentially dilutive shares for the six-month periods ended June 30, 2004 and 2003 were 3,264,756 and 3,291,842 shares, respectively, with weighted-average exercise prices of $11.41 and $12.82, respectively. These potentially dilutive shares have been excluded from the shares used in calculating diluted net income per share since the options’ and warrants’ exercise prices exceed the average fair market value of the Company’s common stock during the period.

5. INCOME TAXES

We recorded $47,000 of income tax expense for the six months ended June 30, 2004 and $48,000 for the six months ended June 30, 2003. Income tax expense for the second quarter 2004 represents various state and foreign tax obligations. We did not incur any current federal tax expense during the first six months of 2004 or 2003 primarily because of the effect of temporary differences arising from the deduction of capitalized service and product development costs for tax purposes, which resulted in a deferred tax liability. The deferred tax liability is offset by our unrecognized deferred tax asset. A valuation allowance has been placed against the remainder of our deferred tax asset.

6. COMMON STOCK, RESTRICTED SHARE RIGHTS, TREASURY STOCK AND STOCK OPTIONS

At June 30, 2004, there were 16,174,968 shares of our common stock issued of which 15,941,237 were outstanding. Employee and director stock-based compensation expense and non-employee stock-based compensation expense for the three and six months ended June 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Employees and directors	$252	$55	$491	$83
Non-employees	21	—	41	—

Total stock-based compensation expense	$273	$55	$532	$83

Restricted Share Rights

The following table shows the common stock restricted share rights granted under the provisions of the 1993 Stock Option/Stock Issuance Plan:

Grant Date	Number of Share Rights	Vesting Completion Date	Fair Value	Market Price per Share on Date of Grant
March 18, 2003	25,000	January 1, 2006	$131,250	$5.25
March 18, 2003	15,000	March 18, 2006	78,750	5.25
October 1, 2003	155,000	October 1, 2006	1,317,500	8.50
October 22, 2003	20,000	May 15, 2005	202,200	10.11
November 19, 2003	55,000	December 2, 2006	562,650	10.23
December 3, 2003	15,000	December 2, 2006	132,600	8.84
January 27, 2004	34,813	January 27, 2007	319,583	9.18
March 17, 2004	5,000	March 17, 2007	31,900	6.38
April 29, 2004	25,500	April 29, 2007	137,700	5.40

Total	350,313		$2,914,133

These common stock restricted share rights will vest and become issuable as long as the grantee remains employed by or a director of the Company through the vesting date, or upon a change in control of the Company. The fair value of all common stock restricted share rights is included in the financial statements as deferred compensation and is being amortized ratably over the vesting period. During the six months ended June 30, 2004, we issued 10,416 shares of common stock, of which 3,723 shares were surrendered to the Company as payment of minimum payroll tax withholding.

The following table shows the activity under the common stock restricted share rights program:

Number of Unvested Share Rights
Balance at December 31, 2003	285,000
Vested and issued	(10,416)
Restricted share rights surrendered as payment of minimum payroll taxes withheld	3,723
Granted	65,313

Balance at June 30, 2004	343,620

Treasury Stock

During the six months ended June 30, 2004, we did not repurchase any shares of our common stock.

Stock Option Plans

The following table shows the activity under our stock option plans:

	Number of Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2002 (1,273,850 exercisable at $18.51 weighted-average price per share)	1,667,199	2,932,887	$14.67
Granted	(1,345,490)	1,345,490	6.77
Exercised	—	(35,670)	4.89
Canceled	923,087	(923,087)	14.84
Restricted share rights	(285,000)	—	—
Restricted stock canceled	111,945	—	—
Expired	(21,767)	—	26.25

Balance at December 31, 2003 (1,282,769 exercisable at $16.60 weighted-average price per share)	1,049,974	3,319,620	11.46
Granted	(269,500)	269,500	5.89
Exercised	—	(2,915)	5.35
Canceled	236,123	(236,123)	11.42
Restricted share rights	(65,313)	—	—
Expired	(1,752)	—	13.86

Balance at June 30, 2004 (1,610,325 exercisable at $14.46 weighted-average price per share)	949,532	3,350,082	$11.02

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

We have established three irrevocable letters of credit with Wells Fargo Bank, N.A. as security for real property leases; one in the amount of $0.4 million and two in the amount of $0.2 million each. These letters of credit remained outstanding as of June 30, 2004 and are collateralized by three certificates of deposit, which are classified as other assets in the Condensed Consolidated Balance Sheets. In the first quarter 2004, $3.6 million of cash was placed in escrow to fund various future lease payments for the period October 1, 2006 through September 30, 2008 as discussed in Note 3 above. The funds held in escrow are classified as restricted cash in the Condensed Consolidated Balance Sheets as of June 30, 2004.

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

Pursuant to our bylaws and indemnification agreements with each of our directors and executive officers, we are obligated to indemnify each of them against expenses and losses incurred for claims brought against them by reason of being a director or executive officer of the Company. The term of the indemnification period is for the director’s or officer’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that may be called upon to contribute to the satisfaction of any liability. We believe the estimated fair value of these indemnification agreements is minimal. No liability associated with this indemnification has been recorded.

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

To avoid further litigation, in April 2004, we reached a mutually satisfactory settlement agreement with the former shareholders of Image Info that resolves the lawsuit and terminates all claims against the Company. The action has been dismissed. Under the terms of the settlement agreement, we paid $1.9 million during the second quarter 2004, which was less than the $2.5 million liability classified as deferred acquisition payment in our Condensed Consolidated Balance Sheets as of December 31, 2003. The effect of this settlement on our liability was recorded in the first quarter 2004 operating results as a benefit of $0.6 million.

In the second quarter of 2004, we were notified by a customer of a contract dispute that could result in potential litigation. We have not yet been able to estimate our potential exposure, nor do we know the probability of an unfavorable outcome; therefore, no liability has been recorded. However, settlement of the contract dispute could have a material impact on our results of operations and financial position.

8.    MERGERS & ACQUISITIONS

On June 17, 2004, we entered into a definitive agreement for QRS to merge with a wholly-owned subsidiary of JDA Software Group, Inc. (JDA), with QRS continuing as the surviving corporation and a wholly-owned subsidiary of JDA. Under the terms of the transaction, QRS shareholders will receive 0.50 of a share of JDA common stock for each share of QRS common stock. QRS stockholders will own approximately 22 percent of the outstanding capital stock of the combined company. Completion of the merger, which is expected to close in the third or fourth quarter of 2004, is subject to the approval of JDA and QRS stockholders and other regulatory and customary conditions. There can be no assurance that the merger will be consummated. In the event that the merger agreement is terminated, under certain circumstances, we will be required to pay JDA a termination fee of $3.75 million. Included in general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income are $0.7 million and $1.0 million of merger-related costs for the three and six months ended June 30, 2004, respectively.

Subsequent to entering into the merger agreement with JDA, the Board of Directors received four unsolicited non-binding proposals to acquire all of the outstanding shares of QRS common stock in exchange for cash, each subject to satisfactory completion of due diligence and execution of definitive documentation. After receipt of the proposals, the Board of Directors determined that engaging in discussions with each of the potential acquirers was in compliance with the terms of the merger agreement with JDA, and QRS began discussions with each of the potential acquirers. See Part II, Item 5 of this report for additional information regarding the status of our merger agreement with JDA and our discussions with the other potential acquirers.

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

We market our products and services in three Solutions Groups: Software Applications, Trading Community Management and Global Services. The following chart shows our current product set within each Solutions Group:

Software Applications	Trading Community Management	Global Services
QRS Catalogue™	QRS Exchange™	QRS Retail Intelligence ServicesSM
QRS IMPACT™	Data Exchange	QRS Professional ServicesSM
QRS QuickSync™	Internet Transaction Exchange	QRS Product Support and Maintenance
QRS Sourcing™	Enterprise Business Exchange
QRS Web Forms™
QRS Managed EC™
QRS Compliance Link™
QRS EDIINT Gateway™
Access Services
QRS Reveal™

Our Software Applications Solutions Group, which represented 28% of revenue in the second quarter 2004, supports product information management and data synchronization; as well as collaborative product planning, design, production and shipment. Software Applications include both enterprise software applications installed on customers’ computer systems and hosted applications installed on our computer systems.

Our Trading Community Management Solutions Group, which represented 51% of revenue in the second quarter 2004, allows retailers, vendors and their trading partners to exchange electronic business documents, such as purchase orders, invoices and advance ship notices. We recently initiated a beta program for the newest solution in this group, QRS Reveal™, which offers transaction lifecycle visibility to proactively monitor business transactions across the trading community. These electronic transactions are conducted over a proprietary value-added network (VAN) or over the Internet.

Our Global Services Solutions Group, which represented 21% of revenue in the second quarter 2004, includes the collection, analysis and delivery of pricing, promotion and distribution information; software implementation and integration services; and technical support and training services for our various solutions.

Revenue from our traditional business, which includes our Trading Community Management Solutions Group and our QRS Catalogue™ product, totaled approximately 79% of our overall revenue in the second quarter 2004. This revenue is billed to customers on a month-to-month basis or under contractual arrangements generally ranging from one to three years.

Second quarter 2004 net income improved to $1.5 million from the $1.3 million reported in the first quarter 2004, as a result of our continued efforts to contain costs. Total revenue of $29.2 million decreased from the $30.5 million reported in the first quarter 2004, primarily due to the decline in QRS Exchange™ revenue resulting from ongoing competitive trends and seasonality. Gross margin remained steady at 49% for the second quarter 2004.

During the second quarter 2004, unit pricing and volume for Data Exchange™ declined slightly compared to the first quarter of 2004. The reduction in unit price was driven by competition from traditional providers of VAN-based services and increasing competition from new technologies such as AS2.

During the first six months of 2004, we launched two new product information management and data synchronization solutions, QRS IMPACT™ and QRS QuickSync™. In addition, as discussed above, QRS Reveal™ is currently in the beta testing stage and we anticipate the product will become generally available in the second half of 2004. We continue to focus on introducing new products and services that can generate new revenue to offset the decline in revenue from our traditional business. We expect to maintain profitability for the remainder of 2004 by continuing to reduce the cost structure of our traditional business while investing the cash it generates in the development and launch of new products and services. We believe these new products and services will create long-term growth and position QRS for leadership in collaborative commerce solutions for the retail industry.

On June 17, 2004, we entered into a definitive agreement for QRS to merge with a wholly-owned subsidiary of JDA, with QRS continuing as the surviving corporation and a wholly-owned subsidiary of JDA. Completion of the merger, which is expected to close in the third or fourth quarter of 2004, is subject to the approval of JDA and QRS stockholders and other regulatory and customary conditions. Included in general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income are $0.7 million and $1.0 million of merger-related costs for the three and six months ended June 30, 2004, respectively. Subsequent to entering into the merger agreement with JDA, the Board of Directors received four unsolicited non-binding proposals to acquire all of the outstanding shares of QRS common stock in exchange for cash, each subject to satisfactory completion of due diligence and execution of definitive documentation. After receipt of the proposals, the Board of Directors determined that engaging in discussions with each of the potential acquirers was in compliance with the terms of the merger agreement with JDA, and QRS began discussions with each of the potential acquirers. See Part II, Item 5 of this report for additional information regarding the status of our merger agreement with JDA and our discussions with the other potential acquirers.

Revenue and Cost of Revenue

The following table sets forth the revenue, cost of revenue, gross profit and gross margin for our three Solution Groups for the three and six months ended June 30, 2004 and 2003 (in thousands) and associated headcount information at June 30, 2004 and 2003:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2004	2003	$	%	2004	2003	$	%
Software Applications:
Revenues	$8,318	$8,329	$(11)	(0)%	$16,520	$16,470	$50	0%
Cost of revenues	2,193	2,157	36	2%	4,282	4,444	(162)	(4)%

Gross profit	6,125	6,172	(47)	(1)%	12,238	12,026	212	2%

Gross margin	74%	74%			74%	73%
Percentage of total revenues	28%	27%			28%	27%

Trading Community Management:
Revenues	14,832	16,336	(1,504)	(9)%	30,964	33,002	(2,038)	(6)%
Cost of revenues	7,472	8,050	(578)	(7)%	15,442	16,107	(665)	(4)%

Gross profit	7,360	8,286	(926)	(11)%	15,522	16,895	(1,373)	(8)%

Gross margin	50%	51%			50%	51%
Percentage of total revenues	51%	53%			52%	54%

Global Services:
Revenues	6,054	5,905	149	3%	12,226	11,901	325	3%
Cost of revenues	5,178	5,178	—	0%	10,573	10,489	84	1%

Gross profit	876	727	149	20%	1,653	1,412	241	17%

Gross margin	14%	12%			14%	12%
Percentage of total revenues	21%	19%			20%	19%

Total:
Revenues	29,204	30,570	(1,366)	(4)%	59,710	61,373	(1,663)	(3)%
Cost of revenues	14,843	15,385	(542)	(4)%	30,297	31,040	(743)	(2)%

Gross profit	$14,361	$15,185	$(824)	(5)%	$29,413	$30,333	$(920)	(3)%

Gross margin	49%	50%			49%	49%

Full-time headcount for customer support, operations and services	204	242	(38)	(16)%

Software Applications

The Software Applications Solutions Group includes QRS Catalogue™, a hosted application; and enterprise software applications, such as QRS Sourcing™. License revenue from our recently introduced QRS IMPACT™ and QRS QuickSync™ products will be included in enterprise software applications. We plan to recognize QRS IMPACT™ and QRS QuickSync™ license and professional services revenue after each customer implementation is completed.

Software Applications revenue for the second quarter 2004 increased $0.1 million, or 1%, from the first quarter 2004. Revenue for the three and six months ended June 30, 2004 were flat in comparison to the same periods one year ago. The improvement over the first quarter 2004 was due to growth in the number of QRS Catalogue™ trading partnerships, which offset certain retailer customer consolidations. During the first half of 2004, we recognized license revenue from an existing enterprise software applications customer as the related professional services were delivered, using the percentage-of-completion methodology.

For the second quarter 2004 and all periods presented, QRS Catalogue™ comprised the majority of revenue for the Software Applications Solutions Group. We expect that retailers will continue to reorganize their operations to reduce cost and improve efficiency. To the extent that such reorganizations reduce the number of their retail operations, the number of their trading partnerships could also be reduced, which, under our present pricing structure, would reduce QRS Catalogue™ revenue in future periods.

Gross margin for the Software Applications Solutions Group was 74% during the second quarter 2004 compared to 75% reported for the first quarter 2004. The decline in gross margin was primarily due to the increase in amortization of capitalized service and product development costs for QRS Catalogue™ and the amortization of licensed technology associated with QRS IMPACT™. Gross margin for the second quarter 2004 was consistent with the 74% reported in the second quarter 2003.

Trading Community Management

The Trading Community Management Solutions Group includes QRS Exchange™ products and services (Data Exchange, Internet Transaction Exchange, Enterprise Business Exchange, QRS Web Forms™, QRS Managed EC™, QRS Compliance Link™, QRS EDIINT Gateway™ and Access Services) and QRS Reveal™. Revenue consists primarily of fees charged for the transmission of standard business documents measured in kilocharacters (KCs) over the IBM VAN, monthly fees for leased line connections, and fees for EDI translation services. Revenue is recognized in the month that the services are performed.

Trading Community Management revenue for the second quarter 2004 declined $1.3 million, or 8%, from the first quarter 2004, and $1.5 million, or 9%, from the second quarter 2003. Revenue for the six months ended June 30, 2004 declined $2.0 million, or 6% from the same period in 2003.

Data Exchange revenue for the second quarter 2004 was down compared to the first quarter due to expected seasonal declines in volume during the second quarter. In spite of the relative stability in unit pricing, Data Exchange revenue for the three and six months ended June 30, 2004 also decreased on a year-over-year basis due to decreases in volume and customer losses. Data Exchange revenue continued to be impacted by competition from traditional providers of VAN-based services, which reduced the overall number of Data Exchange trading partnerships, as well as by increasing competition from new technologies such as AS2. We do not believe that the long-term pricing pressure has abated in our Data Exchange business. If in future periods we are required to reduce prices further, these reductions in our net revenue per kilocharacter may reduce our Trading Community Management revenue to the extent that pricing changes are not offset by increased unit volume or other factors.

The migration of customers to Internet protocols continues to reduce revenue from leased lines and dial-up connectivity services. Access Services revenue for the second quarter 2004 remained consistent with the prior quarter but declined on a year-over-year basis by 26%. We expect further declines in Access Services revenue in future years as internet technologies continue to replace and lower the market price of these services. Additionally, second quarter 2004 revenue from QRS Managed EC™ services targeted towards small- and medium-sized businesses declined 10% from the prior quarter and 23% on a year-over-year basis due to a decrease in the number of customers and revenue per customer.

Trading Community Management gross margin for the second quarter 2004 declined to 50% from 51% in the first quarter 2004 and 51% in the second quarter 2003. The trends in gross margin are primarily due to the revenue decline in Access Services and QRS Managed EC™ while costs for those products have remained relatively flat. On a year-over-year basis, the decline in payments under our agreement with IBM was offset by higher costs allocated from our self-hosted data center. Additionally, during the second quarter 2004, our use of purchased network services from IBM fell below specified minimum amounts per the terms of our contract, causing our Trading Community Management gross margin to decrease. Other Trading Community Management cost of revenue components include: customer support services, including QRS Managed EC™ personnel; technical support personnel; and amortization of capitalized service and product development costs for technology used in our QRS Managed EC™ operations center.

Global Services

The Global Services Solutions Group consists primarily of QRS Retail Intelligence ServicesSM; QRS Professional ServicesSM, mainly services provided to help our customers with the implementation of our licensed software products; and maintenance for our QRS Sourcing™ product, including post-contract support services for licensed software applications.

Global Services revenue for the second quarter 2004 decreased $0.1 million, or 2%, from the first quarter 2004. Revenue for the three and six months ended June 30, 2004 increased $0.1 million, or 3%, and $0.3 million, or 3%, respectively, over the same periods in the prior year, primarily resulting from growth in our QRS Retail Intelligence ServicesSM business. QRS Retail Intelligence ServicesSM revenue of $5.3 million in the second quarter 2004 increased 3% from the $5.2 million reported in the first quarter 2004 and 10% from the $4.8 million reported in the second quarter 2003. These improvements were offset by a decline in QRS Professional ServicesSM revenue and software maintenance revenue associated with our QRS Sourcing™ product, which we expect will continue to decline.

Cost of revenue for Global Services consists primarily of outsourcing costs for QRS Retail Intelligence ServicesSM field personnel and payroll for software application consultants and technical support personnel for our licensed software applications. Global Services gross margin improved to 14% in the second quarter 2004, compared to 13% for the first quarter 2004 and 12% in the second quarter 2003. Headcount reductions in our QRS Professional ServicesSM team and declining technical support costs contributed to the improvement in gross margin over the prior quarter and the second quarter of the prior year.

Operating Expenses

The following table sets forth operating expenses (in thousands) and the related percentages of total revenue for the three and six months ended June 30, 2004 and 2003 and associated headcount information at June 30, 2004 and 2003:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	% of Revenues	2003	% of Revenues	2004	% of Revenues	2003	% of Revenues
Operating expenses:
Sales and marketing	$5,060	17%	$5,013	16%	$11,332	19%	$10,800	18%
Service and product development	2,701	9	3,161	10	5,876	10	6,158	10
General and administrative	5,033	17	4,370	14	9,851	16	9,142	15
Settlement of deferred acquisition payment	—	—	—	—	(600)	(1)	—	—
Amortization of other intangible assets	93	—	839	3	186	—	1,688	3

Total operating expenses	$12,887	44%	$13,383	44%	$26,645	45%	$27,788	45%

Full-time headcount:
Sales and marketing	90		92
Service and product development	104		116
General and administrative	59		76

Operating expenses for the second quarter 2004 were down $0.9 million, or 6%, from the first quarter 2004, due to a decline in sales and marketing expenses following the completion of our first quarter launch of QRS IMPACT™. Operating expenses for the three and six months ended June 30, 2004 declined by 4% on a year-over-year basis. Factors contributing to the six month period decline included the $1.5 million reduction in amortization expense resulting from the fourth quarter 2003 impairment of intangible assets, the benefit of $0.6 million due to a favorable legal settlement related to a deferred acquisition payment, and reductions in payroll-related costs as headcount declined, offset by $1.0 million of merger-associated costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs in our sales and marketing organizations as well as the costs of various marketing programs. At June 30, 2004, we had 67 full-time employees in our sales organization, comprised of 60 employees located in North America and 7 employees located in Europe, primarily in the United Kingdom.

For the second quarter 2004, sales and marketing expenses overall were down $1.2 million, or 19%, from the $6.3 million reported for the first quarter 2004, and flat compared to the second quarter 2003. First quarter 2004 included $0.8 million in higher marketing, travel and meeting expenses attributed to launching QRS IMPACT™, participation in trade shows and our annual customer conference. Second quarter 2004 severance costs and employer contributions to the 401(k) plan costs declined $0.2 million. In addition, the provision for bad debt decreased by $0.1 million from the prior quarter due to improvement in the aging of our accounts receivable.

Sales and marketing expenses for the six months ended June 30, 2004 increased $0.5 million, or 5%, from the same period in 2003, primarily resulting from $0.1 million of additional payroll costs and $0.4 million in consulting expenses from projects focused on our solution selling capability and product strategy.

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

We review service and product development expenses, capitalized costs and licensed technology on a combined basis in order to measure our investment in new and existing products. The following table sets forth (in thousands) total service and product development expenditures for the three months ended June 30, 2004, March 31, 2004 and June 30, 2003:

	Three Months Ended
	June 30, 2004	March 31, 2004	June 30, 2003
Service and product development	$2,701	$3,175	$3,161
Capitalized service and product development	1,389	1,591	1,353

Total internal costs	4,090	4,766	4,514
Licensed technology – capitalized(1)	—	518	—

Total service and product development expenditures	$4,090	$5,284	$4,514

(1)	In accordance with FAS 86, during the first quarter 2004, we capitalized $0.5 million of licensed technology used in our QRS IMPACT™ product after the product reached technological feasibility.

Total spending on internal costs in the second quarter 2004 decreased from the prior quarter by $0.7 million, primarily due to higher first quarter 2004 payroll and related costs of $0.5 million that included severance and employer contributions to the 401(k) plan, and $0.1 million spent in the first quarter 2004 to improve the efficiency and design of employee work stations and IT equipment. Total spending on internal costs for the three and six months ended June 30, 2004 decreased on a year-over-year basis by $0.4 million and $0.1 million, respectively, due primarily to headcount reductions following the closure of our Wakefield, Massachusetts facility in the third quarter 2003.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and the related costs of our administrative organizations, such as finance, legal, human resources and management information systems, as well as professional fees and other costs.

General and administrative expenses for the second quarter 2004 were up $0.2 million, or 4%, from the $4.8 million reported for the first quarter 2004, and $0.7 million, or 15%, from the second quarter 2003. General and administrative expenses for the six months ended June 30, 2004 increased $0.7 million, or 8%, over the same period a year ago. The first half of 2003 included $0.3 million from the favorable resolution of various tax-related matters, while the first half of 2004 included $1.0 million of legal, accounting and other professional fees associated with merger activities and $0.1 million of restructuring expense associated with our Wakefield, Massachusetts facility, offset by a reduction of $0.7 million in payroll-related and consulting expenses.

In addition, general and administrative expenses for the six months ended June 30, 2004 included $0.4 million of accounting fees associated with the review and testing of our material internal controls systems, processes and procedures in compliance with the requirements of Sarbanes-Oxley Regulation 404.

Settlement of Deferred Acquisition Payment

Operating expenses for the six months ended June 30, 2004 include a benefit of $0.6 million resulting from the April 2004 settlement of litigation surrounding our acquisition of Image Info in 2000. In order to avoid further litigation, we entered into a settlement agreement under which we paid $1.9 million during the second quarter 2004 to settle all claims made by the former shareholders of Image Info. The $1.9 million settlement was less than the $2.5 million liability classified as deferred acquisition payment in the Condensed Consolidated Balance Sheets as of December 31, 2003. The effect of this settlement on our liability was recorded in the first quarter 2004 operating results as a benefit of $0.6 million. See Note 7 to the Condensed Consolidated Financial Statements.

Amortization of Other Intangible Assets

Amortization of other intangible assets for the second quarter 2004 was $0.1 million, compared to $0.1 million in the first quarter 2004 and $0.8 million in the second quarter of 2003. The decrease in amortization expense from the second quarter of the prior year resulted primarily from the impairment of intangible assets that occurred in the fourth quarter 2003.

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

During January 2004, we finalized agreements with our landlord to sublet the facility to an affiliate of our landlord and reduce our total cash commitments over the remaining life of the lease by $6.4 million. The sublease agreement for full contract rent and operating expenses from October 1, 2008 through the lease termination on June 30, 2011 is collateralized by a $4.0 million Deed of Trust. The agreements with our landlord required us in the first quarter 2004 to deposit $3.6 million of base rent for the period October 1, 2006 through September 30, 2008 in an escrow account for disbursement over the related rental period. The funds held in escrow are classified as restricted cash in the Condensed Consolidated Balance Sheets as of June 30, 2004. Under the terms of the agreements with our landlord, we also settled a $0.8 million common area maintenance obligation related to our headquarters facility for $0.2 million that we paid during the first quarter of 2004. The remaining $0.6 million liability was allocated between our headquarters facility and the vacated adjacent facility based on square footage. As a result, $0.3 million will be recognized ratably as a reduction in operating expenses over the remaining headquarters lease term and $0.3 million was reclassified from deferred rent and other liabilities to the sublease loss accrual for our vacant Richmond, California facility. We believe that the sublease loss accrual related to this facility as of June 30, 2004, assuming certain amounts of sublease income, will cover all of our revised obligations under the final agreements.

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

During the second quarter 2004, we entered into a non-binding Letter of Intent with a third party to sublease our Wakefield, Massachusetts facility from October 1, 2004 through the term of the lease in June 2007. We recorded an additional restructuring charge of $0.1 million for the quarter ended June 30, 2004 to increase the sublease loss accrual to cover our estimated revised obligations related to this facility. Subsequently, during the third quarter 2004, we finalized a sublease agreement for the property that included the terms specified in the Letter of Intent.

The following is a summary of the restructuring liabilities from December 31, 2003 to June 30, 2004 (in thousands):

	2001 Restructuring Activities	2003 Restructuring Activities
	Facilities Closure (primarily Richmond, CA)	Severance (included in Accrued Compensation)	Facilities Closure (Wakefield, MA)	Total
Balance at December 31, 2003	$9,995	$246	$1,031	$11,272
Restructuring expense(1)	—	27	105	132
Cash payments	(1,388)	(270)	(223)	(1,881)
Adjustments(2)	336	—	21	357

Balance at June 30, 2004	$8,943	$3	$934	$9,880

(1)	Restructuring expense of $27,000 related to severance (associated with terminated employees who provided services from their notification of termination in the third quarter 2003 through their last day of employment on March 31, 2004) was included in Service and product development expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the first quarter 2004. Severance expense was incurred ratably over the severance period. Restructuring expense of $0.1 million related to the sublease loss accrual for our Wakefield, Massachusetts facility was included in General and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the second quarter 2004.

(2)	The adjustment to the restructuring liability in the first quarter 2004 was due to $0.3 million reclassified from deferred rent and other liabilities to the sublease loss accrual upon settlement of a common area maintenance obligation per the terms of the agreements with our landlord.

We expect to pay remaining employment severance obligations related to restructuring activities by the third quarter of 2004. Based on the terms of the agreements with our landlord described above and actual subleases in effect on other properties, $2.9 million of the total facilities closure liability of $9.9 million has been classified as a current liability and the remaining $6.9 million has been classified as non-current with payments through 2008.

During the second quarter of 2004, management reevaluated our strategy in Europe, primarily the cost of operating a facility in the U.K. While we believe that maintaining an international sales presence is appropriate, revenue generated from Europe has been less than expected and insufficient to offset current operating expenses. As a result, we plan to vacate the facility in August 2004. At June 30, 2004, we were obligated to make future lease payments of $0.3 million through the lease termination in February 2006, and the net book value of equipment and leasehold improvements was approximately $0.2 million. We are currently in negotiations with our landlord for an early-termination of the lease, which could mitigate future lease payments.

Operating Income

Operating income for the second quarter 2004 improved $0.2 million, or 14%, compared to the first quarter 2004, but was down $0.3 million, or 18% from the second quarter 2003. Operating income for the six months ended June 30, 2004 increased on a year-over-year basis by $0.2 million, or 9%, despite declining revenue, due primarily to reductions in cost of revenues and operating expenses in addition to the $0.6 million benefit resulting from the favorable legal settlement of a deferred acquisition payment.

Interest Income

Interest income consists primarily of interest earned on cash, cash equivalents and marketable securities available-for-sale. Interest income of $0.1 million in the second quarter 2004 was comparable with the prior quarter and the second quarter of the prior year.

Net Income and Earnings Per Share

Net income for the second quarter 2004, which totaled $1.5 million, or 9 cents per diluted share, improved from the $1.3 million, or 8 cents per diluted share, reported for the first quarter 2004, but was down from the $1.8 million, or 12 cents per diluted share, reported in the second quarter 2003.

For information regarding the number of shares used to compute earnings per share, see Note 4 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities available-for-sale decreased to $33.2 million at June 30, 2004 from $38.1 million at December 31, 2003. The decline was due primarily to the $3.6 million deposit of restricted cash, the $3.0 million capitalization of service and product development costs, and the $2.0 million purchase of property, equipment and licensed technology, offset by $4.0 million of positive cash flows from operations. Working capital decreased to $28.9 million at June 30, 2004 from $30.4 million at December 31, 2003. Our days sales outstanding (DSOs) were 47 days at June 30, 2004, compared to 45 days at December 31, 2003 and 46 days at June 30, 2003.

Total assets of $71.3 million at June 30, 2004 decreased from $72.8 million at December 31, 2003. Total liabilities of $29.4 million at June 30, 2004 decreased from $34.3 million at December 31, 2003 due primarily to the settlement of a deferred acquisition payment and payments of annual corporate bonuses and other long-term obligations associated with facilities leases.

For the quarter ended June 30, 2004, we experienced a decline in revenue of 4% from the prior fiscal year. We offset this revenue decline by reducing our operating expenses in the second quarter 2004. The challenge facing our business is to launch new products and services that can generate new revenue to offset the decline in revenue from our traditional business. We may not be able to continue reducing our operating expenses in future periods and our revenue may continue to decline. As a result, we may experience losses in future periods. During the second quarter 2004, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly as a result of decreases in customer demand or lack of acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized. To the extent that our operating results fall below our expectations, we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

We believe that cash, cash equivalents and marketable securities available-for-sale at June 30, 2004 and cash forecasted to be generated from future operations will be sufficient to continue funding capital expenditures and our planned technology investments for the next twelve months.

We expect our investment in the development of new applications and improvements to QRS Catalogue ™ to occur throughout the year. While our current plan is to perform these development efforts using internal resources, we are simultaneously evaluating opportunities to accelerate development, including through alliances and licensing. During the fourth quarter of 2003, we licensed technology utilized in our QRS IMPACT ™ product. We made cash payments for the licensed technology of $1.3 million in the fourth quarter 2003 and $0.5 million in the first quarter 2004. We expect to pay the remaining $0.5 million in the second half of 2004. To the extent we license or acquire complementary technologies or businesses, which require additional cash utilization, we may seek to sell additional debt or equity securities, which may result in additional dilution to our stockholders. However, we cannot be certain that additional funding will be available on acceptable terms or at all.

As discussed in Restructuring Expenses above, during January 2004, we finalized agreements with our landlord to sublet the facility to an affiliate of our landlord and reduce our total cash commitments over the remaining life of the lease by $6.4 million. The sublease agreement for full contract rent and operating expenses from October 1, 2008 through the lease termination on June 30, 2011 is collateralized by a $4.0 million Deed of Trust. The agreements with our landlord required us in the first quarter 2004 to deposit $3.6 million of base rent for the period October 1, 2006 through September 30, 2008 in an escrow account for disbursement over the related rental period. The funds held in escrow are classified as restricted cash in the Condensed Consolidated Balance Sheets as of June 30, 2004. We believe that the sublease loss accrual related to this facility as of June 30, 2004, assuming certain amounts of sublease income, will cover all of our revised obligations under the final agreements.

As discussed in Note 7 to the Condensed Consolidated Financial Statements, in April 2004, in order to avoid further litigation we reached a mutually satisfactory settlement agreement with the former shareholders of Image Info that resolves the lawsuit without any admission of liability and terminates all claims against the Company. The action has been dismissed. Under the terms of the settlement agreement, we paid $1.9 million during the second quarter 2004, which was less than the $2.5 million liability classified as deferred acquisition payment in the Condensed Consolidated Balance Sheets as of December 31, 2003.

As discussed in Note 8 to the Condensed Consolidated Financial Statements, on June 17, 2004, we entered into a definitive agreement for QRS to merge with a wholly-owned subsidiary of JDA, with QRS continuing as the surviving corporation and a wholly-owned subsidiary of JDA. Under the terms of the transaction, QRS shareholders will receive 0.50 of a share of JDA common stock for each share of QRS common stock. QRS stockholders will own approximately 22 percent of the outstanding capital stock of the combined company. Completion of the merger, which is expected to close in the third or fourth quarter of 2004, is subject to the approval of JDA and QRS stockholders and other regulatory and customary conditions. There can be no assurance that the merger will be consummated. In the event that the merger agreement is terminated, under certain circumstances, we will be required to pay JDA a termination fee of $3.75 million. Included in general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income are $0.7 million and $1.0 million of merger-related costs for the three and six months ended June 30, 2004, respectively. Subsequent to entering into the merger agreement with JDA, the Board of Directors received four unsolicited non-binding proposals to acquire all of the outstanding shares of QRS common stock in exchange for cash, each subject to satisfactory completion of due diligence and execution of definitive documentation. After receipt of the proposals, the Board of Directors determined that engaging in discussions with each of the potential acquirers was in compliance with the terms of the merger agreement with JDA, and QRS began discussions with each of the potential acquirers. See Part II, Item 5 of this report for additional information regarding the status of our merger agreement with JDA and our discussions with the other potential acquirers.

We have no plans to pay dividends with respect to our common stock in the foreseeable future.

At June 30, 2004, future payments under contractual obligations are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$129	$129	$—	$—	$—
Operating Lease Commitments(1)	28,446	6,650	11,136	7,805	2,855
Vendor Commitments	12,427	8,013	4,414	—	—

Total	$41,002	$14,792	$15,550	$7,805	$2,855

(1)	Minimum lease commitments for vacant facilities that are available for sublease are included in these amounts. Income to be received from subleased real property is excluded from these amounts.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the Consolidated Financial Statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any interest in any variable interest entities as of June 30, 2004. We will apply the consolidation requirement of FIN 46 in future periods if we should have any interest in any variable interest entity.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation (or right) of the issuer. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. We do not have any financial instruments with characteristics of both liabilities and equity as of June 30, 2004. The FASB has deferred the effective date of paragraphs 9, 10 and 22 of FAS 150. During 2003, we adopted all other provisions of FAS 150 and the adoption had no material effect on our financial position or results of operations. We continue to evaluate the impact that adoption of paragraphs 9, 10 and 22 will have on our financial position or results of operations.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-06. Issue 03-06 addressed a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. Issue 03-06 is effective for the first fiscal period beginning after its issuance. During the quarter ended June 30, 2004, we adopted Issue 03-06 and the adoption did not have any material effect on our financial position or results of operations.

On March 31, 2004, the FASB issued an exposure draft entitled “Share-Based Payment” to amend FAS 123, “Accounting for Stock-Based Compensation” and FAS 95, “Statement of Cash Flows.” This proposed standard would eliminate the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This exposure draft would require us to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. The equity-based compensation expense is recognized ratably over the vesting period beginning with the grant date. Currently, we disclose the pro forma net income and related pro forma earnings per share information in accordance with FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Costs-Transition and Disclosure” (see Note 1 to the Condensed Consolidated Financial Statements). We continue to evaluate the impact that the exposure draft will have on our financial position or results of operations.

RISKS AND UNCERTAINTIES RELATING TO OUR BUSINESS

Set forth below, elsewhere in this report and in Exhibit 99.1 hereto (which is incorporated herein by reference) are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

Our business and results of operations may be affected by our announced merger agreement with JDA

On July 17, 2004, we entered into a definitive agreement to merge with a wholly-owned subsidiary of JDA. Subsequent to the announcement of our merger agreement with JDA, we received four unsolicited proposals regarding the acquisition of all of our outstanding stock. The announcement of the merger agreement and the unsolicited bids could cause our customers to delay, defer, or cancel purchases of our services and software pending consummation of the planned merger with JDA. While we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our services and software due to potential uncertainty about the future of our business or the direction of the combined company’s product offerings and its support and service of existing products. If our customers delay or cancel purchases of our services and software as a result of the announcement of the merger agreement with JDA, our results of operations would be negatively affected.

In addition, planning for the merger with JDA and addressing the unsolicited proposals received by the Company have and may continue to divert some of our management’s attention away from the day-to-day operation of the business. The diversion of management’s attention may adversely affect our financial results.

The announcement of the merger and the unsolicited bids may also distract our employees and cause them to seek other employment opportunities. Since the announcement of the merger agreement, our employee attrition rate has exceeded our historical rates. To the extent our employees are less focused and we are not able to retain our key employees, employee productivity may decline and our business and results of operations may be adversely affected.

Additional risks associated with this pending merger, whether it is consummated or not, appear in Exhibit 99.1 of this report.

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

We believe that the retail industry is consolidating. Moreover, retailers are reorganizing and consolidating their operations in attempts to improve operating efficiencies. During the third quarter of 2002, one of our major retail customers consolidated certain of its retail operations, which caused us to lose expected revenue. If such consolidations and reorganizations reduce the number of retailers, reduce retail operations, or reduce the number of our trading partnerships, this may reduce our revenue in future periods and could have a material adverse impact on our business, financial condition and results of operations. Also, we are dependent on key retailers and vendors and their trading partners. The loss of any large retail or vendor customer may also result in our loss of all of the trading partners of that retailer or vendor that are also our customers, which would have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we have experienced sequential quarterly declines in revenue since the third quarter of 2003. Our revenue may continue to decline and we may not be able to continue reducing our operating expenses sufficiently or quickly enough in future periods to offset such revenue reductions. We may also incur additional restructuring charges in future periods. As a result, we may experience losses in future periods.

During the second quarter 2004, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly as a result of decreases in customer demand, pricing pressures, lack of acceptance of our future products, or additional restructuring expenses, our ability to generate positive cash flow from operations may be jeopardized. As a result, we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

We have recently experienced significant changes in our senior management team.

In recent years, we have experienced significant turnover in our management team. Our current Chief Financial Officer joined us in November 2003. Other members of management have also joined us in the last few years, and the management team as a whole has had a limited time to work together. A number of executives have also left the Company. Our success depends on the performance of our executive officers and other key employees and the ability of our management team to work together effectively. There can be no assurance that the management team will be able to work together effectively, that we can continue to retain or recruit necessary additional personnel, or that such new personnel will be efficiently integrated or be adequate for our current or future operations.

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

We are subject to continuing price competition, particularly for our Data Exchange product. This competition has caused us to reduce prices on these services. We expect that as the retail industry continues to adopt existing and new information technologies, competition and pricing pressures will increase further, and our competitors may adopt new pricing and sales models to which we are unable to adapt or adequately respond. If we have to make further price reductions in connection with such increased competition, such reductions would reduce revenue in future periods to the extent not offset by increased unit sales or other factors and could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in introducing new products in order to maintain or grow our revenue, and there are risks associated with new product development.

To maintain and grow our revenue, part of our strategy is to introduce new products and services. Our product development and testing efforts have required, and are expected to continue to require, substantial investments. We may not generate from operations or raise from third parties sufficient funds to continue to make the necessary investments in technology. For instance, at the end of 2003, we stopped selling QRS Insight due to a lack of sales. QRS Insight was launched in January 2003 and allowed companies to monitor, escalate and resolve supply chain problems in real-time. While we launched QRS IMPACT™ and QRS QuickSync™ earlier this year and to date two customers have licensed these products, there is no assurance that these new products will be commercially successful or that the potential customer leads will result in actual sales. In addition, we may not successfully identify new software applications, or bring new software to market in a timely and efficient manner. If we are unable to develop or introduce new and enhanced software in a timely manner, we may lose existing customers to our competitors and fail to attract new customers, which may adversely affect our performance and results of operations.

The licensing of our enterprise software applications may involve substantial capital expenditures by our retail customers. We believe that our current and potential retailer customers are currently less likely to make such capital expenditures and as a result, our revenue could decline or fail to grow.

We may not successfully complete improvements to QRS Catalogue™ and QRS IMPACT™ and development and enhancement of additional collaborative applications for transaction outsourcing and transaction lifecycle visibility as part of an Intelligent Transaction Management technology framework. In addition, the conversion of customers, products and services to these new applications may experience problems or be unsuccessful.

We are investing significant resources and capital in the improvement to our QRS Catalogue™ and QRS IMPACT™ and development and enhancement of additional collaborative applications within an Intelligent Transaction Management technology framework for transaction outsourcing and transaction lifecycle visibility, in order to address the needs of our current and future customers. In addition, we regularly evaluate opportunities to accelerate our technology development, including through alliances and licensing. We believe that the successful improvements to QRS Catalogue™ and QRS IMPACT™ and additional collaborative applications within a new technology framework are important to our future success in continuing to sell products and services to our existing customers and expanding our presence in new retail sectors and geographies.

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

We are currently reviewing and testing our material internal control systems, processes and procedures in compliance with the requirements of Sarbanes-Oxley Regulation 404.

Sarbanes-Oxley Regulation 404 requires us to review and test our material internal control systems, processes and procedures to ensure compliance. There can be no assurances that such a review will not result in the identification of significant control deficiencies or that our auditors will be able to attest to the adequacy of our internal controls.

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

Our main data center is located in a single facility in Richmond, California. Notwithstanding the precautions that we have taken to protect ourselves and our customers from delivery interruption events, a fire, earthquake or other natural disaster, a virus attack or an accident affecting the data center could disable our computer system. Any significant damage to our data center, or disruption of its connectivity to IBM Information Exchange, BES-IT services or the AT&T network, could have a material adverse effect on our business, financial condition and results of operations.

If our European operations do not perform as expected, our revenue may decline or fail to increase, and operating losses may occur or increase.

We have committed and may continue to commit resources to our European operations and the maintenance of European sales and support capabilities in order to increase revenue from European customers. We expect to incur expenses for adapting our products and services to existing and new technology and business standards in Europe and for localizing our products and services for the European market. We may be unable to adapt our products and services to existing and new technology and business standards in Europe. We do not know if European customers will adopt technology-based solutions for electronic commerce such as ours, nor do we know if European customers will prefer our products and services to other products and services available to them. Geopolitical factors may slow or prevent European customers’ acceptance of products and services by companies in the United States. Even if European customers do accept our products, material revenue may not be generated until we enable these customers’ trading partners to use our products and services, which may take a significant amount of time and expense. Our European operations may not generate expected or any revenue, and if our European operations do not generate sufficient revenue to offset our expenditures, we may experience operating losses.

During the second quarter of 2004, management reevaluated our strategy in Europe, primarily the cost of operating a facility in the U.K. While we believe that maintaining an international sales presence is appropriate, revenue generated from Europe has been less than expected and insufficient to offset current operating expenses. As a result, we plan to vacate the facility in August 2004. At June 30, 2004, we were obligated to make future lease payments of $0.3 million through the lease termination in February 2006, and the net book value of equipment and leasehold improvements was approximately $0.2 million. We are currently in negotiations with our landlord for an early-termination of the lease, which could mitigate future lease payments.

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

The table below presents principal amounts and related weighted-average interest rates due by date of maturity for the marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At June 30, 2004, the weighted-average maturity of the marketable securities portfolio was 218 days.

(in thousands)	Maturity 2004	Maturity 2005	Total	Fair Value at June 30, 2004
Governmental Agencies	$230	$1,480	$1,710	$1,703
Corporations	501	—	501	555

Total	$731	$1,480	$2,211	$2,258

Weighted-average interest rate	2.04%	1.69%	1.81%	1.81%

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

(a) On June 17, 2004 the Company and Mellon Investor Services LLC entered into the Second Amendment to the Rights Agreement dated as of October 17, 2002, as amended (the “Rights Agreement”), which exempts the transactions contemplated by the Agreement and Plan of Merger, dated as of June 17, 2004, by and among the Company, JDA Software Group, Inc. and CVP2 Corp., from the application of the Rights Agreement.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on June 8, 2004 to consider and vote upon three matters. The first matter related to the election of two director nominees, Charles K. Crovitz and John P. Dougall, to serve a three-year term ending in 2007. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
Charles K. Crovitz	13,692,170	622,096
John P. Dougall	13,285,670	1,028,596

The second matter related to the ratification of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2004. 13,889,500 votes were cast for ratification, 423,258 votes were cast against, and there were 1,508 abstentions and no broker non-votes.

The third matter related to the adoption of the 2004 Employee Stock Purchase Plan, under which 250,000 of the Company’s common stock would be reserved for issuance. 8,707,526 votes were cast for approval, 1,777,517 votes were cast against, and there were 72,866 abstentions and 3,756,357 broker non-votes.

Based on these voting results, each of the directors nominated was elected and the second and third matters were passed.

Item 5.	Other Information

As previously disclosed, JDA has filed a registration statement on Form S-4 with the SEC in connection with the proposed merger between the Company and JDA. The registration statement covers the shares to be issued as part of the merger between the two companies. Following any SEC review of the registration statement, the joint proxy statement/prospectus, which is a part of the registration statement, will be sent to JDA’s and the Company’s stockholders in connection with separate stockholder meetings to be held for the purpose of approving the merger. In connection with the proposed merger, JDA has also cleared antitrust regulatory review with written notice from the Federal Trade Commission Pre-merger Notification Office of early termination of the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act.

In addition, as previously disclosed, the Company received an unsolicited proposal to acquire all of the outstanding shares of the Company from a group led by Avling Partners, LLC, an affiliate of Mr. Peter R. Johnson, who is a greater than 5% stockholder of the Company, and GTCR Golder Rauner, LLC (the “Avling/GTCR Group”). The proposal from the Avling/GTCR Group contemplated an acquisition of the Company for $6.75 per share in cash, subject to satisfactory completion of due diligence and execution of definitive documentation. On August 3, 2004, the Schedule 13D of Mr. Johnson was amended to indicate that the Avling/GTCR Group had withdrawn its proposal to acquire the outstanding shares of the Company.

In addition, as previously disclosed, the Company has received two other unsolicited proposals to acquire all of the outstanding shares of the Company’s common stock for cash. Each proposal was non-binding and subject to satisfactory completion of due diligence and execution of definitive documentation. The Company continues to engage in discussions with these two potential acquirers. In connection with these discussions, the Company has received a revised non-binding proposal from one of these potential acquirers, a privately-held company and its majority investor. The revised proposal increased the price per share from $6.25 to $7.25 per share in cash, and remains subject to satisfactory completion of due diligence and execution of definitive documentation.

In addition to these acquisition proposals, the Company has received an additional unsolicited proposal from a public company and a private equity firm to acquire the outstanding shares of the Company’s common stock for cash consideration between $6.00 - $7.00 per share, subject to satisfactory completion of due diligence and execution of definitive documentation. The Board of Directors of the Company reviewed this proposal and determined that engaging in discussions with these potential acquirers was in compliance with the terms of the JDA merger agreement, and the Company has begun discussions with these potential acquirers regarding their proposal.

The Company’s Board of Directors has not withdrawn, modified or changed its recommendation of the proposed merger with JDA, and the Company intends to fully comply with the terms of the JDA merger agreement and proceed to close the proposed merger with JDA, subject to the Company’s rights to terminate the JDA merger agreement contained therein. The Board of Directors of the Company, with the assistance of its legal and financial advisors, will continue to discuss and evaluate the acquisition proposals it has received in accordance with the Board’s fiduciary duties and the terms of the JDA merger agreement. At this time, the Company’s Board of Directors cannot predict whether any potential acquirers will amend or withdraw their proposals, whether any of the unsolicited acquisition proposals it has received will develop into a firm offer for the acquisition of the Company, whether any firm offer will be considered to be superior to the proposed merger with JDA, or whether, if the Company accepted any firm offer, a resulting transaction would be completed.

Item 6.	Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 17, 2004, by and among the Company, JDA Software Group, Inc. and CVP2 Corp., including the forms of Voting Agreements attached as Exhibits A and B thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated June 18, 2004).
4.4	Second Amendment to the Rights Agreement, dated as of June 17, 2004, between the Company and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 2 to Registration Statement on Form 8-A/A filed with the Securities Exchange Commission on June 17, 2004).
10.58	Amendment to IBM Business Partner Agreement dated April 27, 2004 between the Company and IBM Corporation.
10.59	Employment Agreement between the Company and James Rowley, dated May 1, 2004.
10.60	2004 Employee Stock Purchase Plan (incorporated by reference to Appendix A filed with Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders on June 8, 2004).
10.61	Employment Offer Letter among JDA Software, James Rowley and the Company, dated June 16, 2004.
10.62	Employment Offer Letter among JDA Software, Ray Rike and the Company, dated June 16, 2004.
31.1	Form of Rule 13a-14(a) Certification
31.2	Form of Rule 13a-14(a) Certification
32.1	Section 1350 Certification
99.1	Specific Risk Factors Relating to the Pending Merger of QRS Corporation and JDA Software Group, Inc. These risk factors appear on pages 15 through 20 of the Preliminary Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4 (file No. 333-117674) filed by JDA Software Group, Inc. with the Securities and Exchange Commission on July 26, 2004.

B. Reports on Form 8-K

Date	Item Reported
May 5, 2004	We filed a Current Report on Form 8-K dated May 5, 2004 to furnish our press release announcing our financial results for the first quarter ended March 31, 2004 under Item 12 thereof.

June 18, 2004	We filed a Current Report on Form 8-K dated June 18, 2004 announcing the Agreement and Plan of Merger, dated as of June 17, 2004, by and among the Company, JDA Software Group, Inc. and CVP2 Corp. under Item 5 thereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QRS CORPORATION

Date: August 6, 2004	/s/ ELIZABETH A. FETTER
Elizabeth A. Fetter President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2004	/s/ DAVID B. COOPER, JR.
David B. Cooper, Jr. Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)