Form 10-Q
period 2004-09-30
QRS CORP
filed 2004-11-09
CIK 906551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 2, 2004, 15,970,721 shares of the issuer’s common stock, par value $.001 per share, were outstanding.

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

Actual results may vary materially from those in the forward-looking statements as a result of various factors that are identified in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document. These factors include: general economic and business conditions; specific conditions in the retail industry; competition; changes in senior management; rapid technological change in our industry; dependence upon key customers and their trading partners; ability to introduce and market acceptance of new products and services; the ability to successfully integrate and manage acquired businesses and technologies; customers’ willingness to purchase products or services offered through or in conjunction with third parties; customers’ reluctance to purchase products or services due to the announcement of the signing of the merger agreement with Inovis International, Inc. (“Inovis”); diversion of management’s attention to completing the merger with Inovis and planning the integration of QRS’ business with Inovis; loss of or harm to the Company’s relationships with employees due to the Company’s pending merger with Inovis; costs related to the merger and the integration of acquired products, technologies and employees into Inovis’ business and product offerings; dependence upon IBM for electronic commerce service; dependence on third parties for licenses to technology that is integrated into certain products and services offered by us; and the ability to protect our proprietary technology and information.

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

CAUTION REQUIRED BY CERTAIN SEC RULES

In connection with the merger of Inovis and QRS Corporation (“QRS”), QRS has filed a proxy statement for QRS’ special stockholder meeting with the Securities and Exchange Commission (“SEC”). Investors and security holders are advised to read the proxy statement because it contains important information about the proposed merger. Investors and security holders may obtain a free copy of the proxy statement and other documents filed by QRS with the SEC at the SEC’s web site at http://www.sec.gov. Free copies of the proxy statement and other documents filed by QRS with the SEC may also be obtained from QRS by directing a request to QRS, Attention: Stacey Giamalis, Secretary, 510.215.5000.

QRS and its directors and its executive officers may be deemed, under SEC rules, to be soliciting proxies from QRS’ stockholders in favor of the proposed merger. Information regarding the identity of these persons, and their interests in the solicitation, are set forth in a Schedule 14A filed with the SEC, and is available free of charge at the SEC website and public reference rooms, and from the QRS corporate secretary.

QRS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QRS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$27,347	$31,419
Marketable securities available-for-sale	1,954	5,203
Accounts receivable—net of allowance for doubtful accounts of $594 at September 30, 2004 and $698 at December 31, 2003	14,753	15,426
Prepaid expenses and other	1,421	2,730

Total current assets	45,475	54,778

Property and equipment:
Furniture and fixtures	1,812	2,109
Equipment	18,768	16,489
Leasehold improvements	2,309	2,128

	22,889	20,726
Less accumulated depreciation and amortization	(16,507)	(13,045)

Total property and equipment	6,382	7,681

Restricted cash	3,560	—
Marketable securities available-for-sale	—	1,500
Capitalized service and product development costs—net of accumulated amortization of $10,382 at September 30, 2004 and $8,407 at December 31, 2003	8,639	6,206
Goodwill	830	830
Intangible assets	225	504
Other assets	1,294	1,280

Total assets	$66,405	$72,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,935	$6,586
Accrued compensation	2,966	4,424
Accrued vacation	2,201	2,155
Deferred acquisition payment	—	2,500
Deferred revenue	2,179	2,733
Current portion of sublease loss accruals related to business restructuring	2,668	3,142
Other accrued liabilities	2,026	2,562
Current portion of note payable	—	284

Total current liabilities	18,975	24,386
Sublease loss accruals related to business restructuring	6,429	7,884
Deferred rent and other	1,259	2,036

Total liabilities	26,663	34,306

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $.001 par value; 60,000,000 shares authorized; 16,190,432 shares issued and 15,956,701 shares outstanding at September 30, 2004 and 16,154,468 shares issued and 15,920,737 shares outstanding at December 31, 2003	255,628	254,973
Deferred compensation	(1,945)	(2,225)
Treasury stock: 233,731 shares at September 30, 2004 and December 31, 2003	(5,557)	(5,557)
Accumulated other comprehensive earnings (loss):
Unrealized gain on marketable securities available-for-sale	47	10
Cumulative translation adjustment	(268)	(193)
Accumulated deficit	(208,163)	(208,535)

Total stockholders’ equity	39,742	38,473

Total liabilities and stockholders’ equity	$66,405	$72,779

See Notes to Condensed Consolidated Financial Statements

QRS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Software applications	$8,161	$8,333	$24,681	$24,803
Trading community management	14,358	16,857	45,322	49,859
Global services	6,305	6,072	18,531	17,973

Total revenue	28,824	31,262	88,534	92,635

Cost of revenue:
Software applications	2,197	2,351	6,480	6,795
Trading community management	7,719	7,955	23,160	24,062
Global services	5,680	5,264	16,253	15,753

Total cost of revenue	15,596	15,570	45,893	46,610

Gross profit	13,228	15,692	42,641	46,025

Operating expenses:
Sales and marketing	4,515	5,258	15,847	16,058
Service and product development	2,615	3,198	8,491	9,356
General and administrative	4,510	4,654	14,361	13,796
Settlement of deferred acquisition payment	—	—	(600)	—
Amortization of other intangible assets	93	800	279	2,488
Restructuring expenses	331	5,279	331	5,279

Total operating expenses	12,064	19,189	38,709	46,977

Operating income (loss)	1,164	(3,497)	3,932	(952)
Interest income	105	120	282	346
Interest expense	(3)	(30)	(20)	(106)
Merger termination fee	(3,750)	—	(3,750)	—

Income (loss) from operations before income taxes	(2,484)	(3,407)	444	(712)
Income tax expense	25	50	72	98

Net income (loss)	$(2,509)	$(3,457)	$372	$(810)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities available-for-sale, net of tax	—	(5)	37	(10)
Change in cumulative translation adjustment	(9)	(7)	(75)	(22)

Total comprehensive income (loss)	$(2,518)	$(3,469)	$334	$(842)

Basic net income (loss) per share	$(0.16)	$(0.22)	$0.02	$(0.05)

Shares used to compute basic net income (loss) per share	15,947	15,859	15,937	15,830

Diluted net income (loss) per share	$(0.16)	$(0.22)	$0.02	$(0.05)

Shares used to compute diluted net income (loss) per share	15,947	15,859	16,474	15,830

See Notes to Condensed Consolidated Financial Statements.

QRS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$372	$(810)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,645	3,613
Amortization of capitalized service and product development costs	1,975	964
Amortization of software licenses and other	86	1,008
Amortization of other intangible assets	279	2,488
Stock-based compensation	789	204
Provision for allowance for doubtful accounts	295	80
Loss from disposal of property and equipment	177	63
Changes in assets and liabilities:
Accounts receivable	378	(1,654)
Prepaid expenses and other	1,309	(1,143)
Other assets	212	—
Accounts payable	349	(1,209)
Accrued compensation	(1,458)	(1,486)
Accrued vacation	46	177
Deferred acquisition payment	(2,500)	—
Deferred revenue	(554)	751
Sublease loss accruals related to business restructuring	(1,929)	2,719
Other accrued liabilities	(248)	(931)
Deferred rent and other	(715)	(223)

Net cash provided by operating activities	2,508	4,611

Cash flows from investing activities:
Restricted cash	(3,560)	—
Sales and maturities of marketable securities available-for-sale	4,991	7,089
Purchases of marketable securities available-for-sale	—	(12,372)
Purchases of property and equipment	(2,523)	(2,772)
Capitalization of service and product development costs	(4,408)	(4,150)
Purchase of licensed technology	(518)	—
Other assets	—	552

Net cash used in investing activities	(6,018)	(11,653)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	49	176
Exercise of stock options	97	129
Repurchase of common stock	—	(9)
Payments on note payable	(288)	(799)
Payments on capital lease obligations	(346)	(340)

Net cash used in financing activities	(488)	(843)

Effect of exchange rate on cash and cash equivalents	(74)	(23)

Net decrease in cash and cash equivalents	(4,072)	(7,908)
Cash and cash equivalents at beginning of period	31,419	35,358

Cash and cash equivalents at end of period	$27,347	$27,450

Cash paid for:
Taxes	$102	$76
Interest	$36	$89
Noncash investing and financing activities:
Property and equipment acquired through capital lease	$—	$419
Fair value of restricted stock awarded	$468	$210

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

We have prepared the Condensed Consolidated Balance Sheet as of September 30, 2004, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2004 and 2003, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003, without audit. In the opinion and to the knowledge of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented have been made in accordance with generally accepted accounting principles. The Condensed Consolidated Balance Sheet as of December 31, 2003 is derived from our audited consolidated financial statements as of that date.

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

Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results anticipated for any other interim period or for the full year.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-06. Issue 03-06 addressed a number of questions regarding the computation of earnings (loss) per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of such companies when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. Issue 03-06 is effective for the first fiscal period beginning after its issuance. During the quarter ended June 30, 2004, we adopted Issue 03-06 and the adoption did not have any material effect on our calculation of EPS.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft entitled “Share-Based Payment” to amend Financial Accounting Standard (FAS) 123, “Accounting for Stock-Based Compensation” and FAS 95, “Statement of Cash Flows.” The proposed standard’s effective date will apply to awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. This proposed standard would eliminate the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This exposure draft would require us to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. The equity-based compensation expense is recognized ratably over the vesting period beginning with the grant date. Currently, we disclose the pro forma net income (loss) and related pro forma earnings (loss) per share information in accordance with FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Costs-Transition and Disclosure.” We continue to evaluate the impact that the exposure draft will have on our financial position and results of operations.

The following table illustrates the effect on our net income (loss) and net income (loss) per share if we would have applied the fair value recognition provisions of FAS 123 to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(2,509)	$(3,457)	$372	$(810)
Add: Stock-based employee compensation expense included in reported net income (loss)	257	55	748	138
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,160)	(814)	(3,342)	(2,878)

Net loss, pro forma	$(3,412)	$(4,216)	$(2,222)	$(3,550)

Basic net income (loss) per share, as reported	$(0.16)	$(0.22)	$0.02	$(0.05)

Basic net loss per share, pro forma	$(0.21)	$(0.27)	$(0.14)	$(0.22)

Diluted net income (loss) per share, as reported	$(0.16)	$(0.22)	$0.02	$(0.05)

Diluted net loss per share, pro forma	$(0.21)	$(0.27)	$(0.14)	$(0.22)

The weighted-average fair value of options granted were estimated on the date of grant using the multiple options method of the Black-Scholes pricing model with the following weighted-average assumptions used for grants made for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted-average fair value of options granted	$4.46	$4.50	$4.01	$3.61
Risk-free interest rate	2.84%	2.66%	2.81%	2.87%
Expected volatility	102%	110%	108%	106%

The expected life of options granted in 2004 and 2003 is 12 to 18 months beyond each incremental vesting period (total life of 2 to 5.5 years, depending on each grant’s individual vesting schedule). No dividends are assumed for any plan in any year.

The fair value of the stock purchased under the employee stock purchase program was determined using the Black-Scholes pricing model with the following weighted-average assumptions as of March 31, 2004: risk-free interest rate is 2.61%; expected volatility is 109%; expected life is 6 months. No dividends are assumed.

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

As of September 30, 2004, other intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Acquired technology	$2,743	$(2,725)	$18
Customer lists	1,552	(1,466)	86
Customer contracts	1,480	(1,359)	121
Non-compete agreements	1,212	(1,212)	—

Total	$6,987	$(6,762)	$225

The estimated future amortization expense of other intangible assets as of September 30, 2004 is as follows (in thousands):

2004 (remaining six months)	$82
2005	142
2006	1

Total	$225

3. RESTRUCTURING EXPENSES

As part of our 2001 restructuring activities, we made certain estimates of sublease income on the vacated facility adjacent to our corporate headquarters in Richmond, California; however, due to a prolonged difficult real estate market in the Bay Area, those original estimates proved optimistic. As a result, during 2003 we began reevaluating our assumptions surrounding our sublease loss accrual, including discussions with our landlord to renegotiate the terms of our lease. We recorded a $3.7 million restructuring expense for the year ended December 31, 2003 based on the terms of a non-binding Letter of Intent with the landlord to reduce the term of the lease and our total cash commitments over the remaining life of the lease. During January 2004, we finalized agreements with our landlord to sublet the facility to an affiliate of our landlord and reduce our total cash commitments over the remaining life of the lease by $6.4 million. The sublease agreement for full contract rent and operating expenses from October 1, 2008 through the lease termination on June 30, 2011 is collateralized by a $4.0 million Deed of Trust. The agreements with our landlord required us in the first quarter 2004 to deposit $3.6 million of base rent for the period October 1, 2006 through September 30, 2008 in an escrow account for disbursement over the related rental period. The funds held in escrow are classified as restricted cash in the Condensed Consolidated Balance Sheets as of September 30, 2004. Under the terms of the agreements with our landlord, we also settled a $0.8 million common area maintenance obligation related to our headquarters facility for $0.2 million that we paid during the first quarter of 2004. The remaining $0.6 million liability was allocated between our headquarters facility and the vacated adjacent facility based on square footage. As a result, $0.3 million will be recognized ratably as a reduction in operating expenses over the remaining headquarters lease term and $0.3 million was reclassified from deferred rent and other liabilities to the sublease loss accrual for our vacant Richmond, California facility. We believe that the sublease loss accrual related to this facility as of September 30, 2004, assuming certain amounts of sublease income, will cover all of our revised obligations under the final agreements.

During 2003, we also completed a review of our overall cost structure with the goals of creating better alignment with our growth strategy and finding additional efficiencies. As a result, we centralized substantially all of our development team to our Richmond, California headquarters and streamlined other parts of our operations, primarily general and administrative services. These actions resulted in a restructuring charge of $1.9 million in the year ended December 31, 2003, consisting of $1.2 million related to the closure of our Wakefield, Massachusetts facility, $0.1 million related to the write-off of certain equipment and leasehold improvements and $0.7 million related to the severance of 43 employees located in Wakefield, Massachusetts; Richmond, California and New York, New York. During the third quarter 2004, we finalized an agreement with a third party to sublease our Wakefield, Massachusetts facility from October 1, 2004 through the term of the lease in June 2007. We recorded an additional restructuring charge of $0.2 million for the nine months ended September 30, 2004 to increase the sublease loss accrual to cover our revised obligations related to this facility.

During 2004, management reevaluated our strategy in Europe, primarily the cost of operating a facility in the U.K. Revenue generated from Europe fell below expectations and was insufficient to offset current operating expenses. As a result, we vacated the facility in August 2004 and settled the outstanding lease obligation with our landlord for $0.1 million. In addition, we incurred a restructuring charge during the third quarter 2004 of $0.2 million related to the abandonment and write-off of certain equipment and leasehold improvements. In October 2004, we terminated employment for four of the six remaining employees in Europe and expect to incur severance-related restructuring expenses during the fourth quarter 2004 of approximately $0.2 million.

The following is a summary of the restructuring liabilities from December 31, 2003 to September 30, 2004 (in thousands):

	2001 Restructuring Activities	2003 Restructuring Activities		2004 Restructuring Activities
	Facilities Closure (primarily Richmond, CA)	Severance (included in Accrued Compensation)	Facilities Closure (Wakefield, MA)	Facilities Closure (United Kingdom)	Total
Balance at December 31, 2003	$9,995	$246	$1,031	$—	$11,272
Restructuring expenses(1)	—	27	179	154	360
Cash payments	(2,052)	(270)	(420)	(154)	(2,896)
Adjustments(2)	336	(3)	28	—	361

Balance at September 30, 2004	$8,279	$—	$818	$—	$9,097

(1)	Restructuring expenses of $27,000 related to severance (associated with terminated employees who provided services from their notification of termination in the third quarter 2003 through their last day of employment on March 31, 2004) were included in service and product development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the first quarter 2004. Severance expenses were incurred ratably over the severance period. Restructuring expenses of $179,000 related to the sublease loss accrual for our Wakefield, Massachusetts facility were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2004. Restructuring expenses of $154,000 related to early-termination of our lease in the U.K were included in restructuring expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the third quarter 2004, in combination with $177,000 associated with the write-off of certain equipment and leasehold improvements (not shown in the table above).

(2)	The adjustment to the restructuring liability in the first quarter 2004 was due to $0.3 million reclassified from deferred rent and other liabilities to the sublease loss accrual upon settlement of a common area maintenance obligation per the terms of the agreements with our landlord.

Based on the terms of the agreements with our landlord described above and actual subleases in effect on other properties, $2.7 million of the total facilities closure liability of $9.1 million has been classified as a current liability and the remaining $6.4 million has been classified as non-current with payments through 2008.

4. EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share (EPS) and diluted EPS in accordance with FAS 128, “Earnings Per Share.” Basic EPS is calculated by dividing net earnings (loss) for the period by the weighted-average common shares outstanding for that period, excluding unvested restricted share rights. Diluted EPS takes into account the effect of dilutive instruments, such as stock options and restricted share rights, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding pursuant to the treasury stock method.

The following is a summary of the calculation of the number of shares used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Shares used to compute basic EPS	15,947,407	15,859,472	15,936,861	15,830,162
Common stock options	—	—	213,216	—
Restricted share rights	—	—	324,198	—

Shares used to compute diluted EPS	15,947,407	15,859,472	16,474,275	15,830,162

Potentially dilutive shares for the three months ended September 30, 2004 and 2003 were 3,488,196 and 3,359,100 shares, respectively, with weighted-average exercise prices of $10.97 and $12.62, respectively. Potentially dilutive shares for the nine months ended September 30, 2004 and 2003 were 2,935,083 and 3,349,832 shares, respectively, with weighted-average exercise prices of $11.02 and $12.10, respectively. These potentially dilutive shares have been excluded from the shares used in calculating diluted net income (loss) per share since their inclusion in the calculation would have been anti-dilutive either due to the loss for the period or because the options’ and warrants’ exercise prices exceed the average fair market value of the Company’s common stock during the period.

5. INCOME TAXES

We recorded $72,000 of income tax expense for the nine months ended September 30, 2004 and $98,000 for the nine months ended September 30, 2003. Income tax expense for all quarters in 2004 represents various state and foreign tax obligations. We did not incur any current federal tax expense during the first nine months of 2004 or 2003 primarily because of the effect of temporary differences arising from the deduction of capitalized service and product development costs for tax purposes, which resulted in a deferred tax liability. The deferred tax liability is offset by our unrecognized deferred tax asset. A valuation allowance has been placed against the remainder of our deferred tax asset.

6. COMMON STOCK, RESTRICTED SHARE RIGHTS, TREASURY STOCK AND STOCK OPTIONS

At September 30, 2004, there were 16,190,432 shares of our common stock issued of which 15,956,701 were outstanding. Employee and director stock-based compensation expense and non-employee stock-based compensation expense for the three and nine months ended September 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Employees and directors	$257	$55	$748	$138
Non-employees	—	66	41	66

Total stock-based compensation expense	$257	$121	$789	$204

Restricted Share Rights

The following table shows the common stock restricted share rights granted under the provisions of the 1993 Stock Option/Stock Issuance Plan:

Grant Date	Number of Share Rights	Vesting Completion Date	Fair Value	Market Price per Share on Date of Grant
March 18, 2003	25,000	January 1, 2006	$131,250	$5.25
March 18, 2003	15,000	March 18, 2006	78,750	5.25
October 1, 2003	155,000	October 1, 2006	1,317,500	8.50
October 22, 2003	20,000	May 15, 2005	202,200	10.11
November 19, 2003	55,000	December 2, 2006	562,650	10.23
December 3, 2003	15,000	December 2, 2006	132,600	8.84
January 27, 2004	34,813	January 27, 2007	319,583	9.18
March 17, 2004	5,000	March 17, 2007	31,900	6.38
April 29, 2004	25,500	April 29, 2007	137,700	5.40

Total	350,313		$2,914,133

These common stock restricted share rights will vest and become issuable as long as the grantee remains employed by or a director of the Company through the vesting date, or upon a change in control of the Company. The fair value of all common stock restricted share rights is included in the financial statements as deferred compensation and is being amortized ratably over the vesting period. During the nine months ended September 30, 2004, we issued 10,416 shares of common stock, of which 3,723 shares were surrendered to the Company as payment of minimum payroll tax withholding.

The following table shows the activity under the common stock restricted share rights program:

Number of Unvested Share Rights
Balance at December 31, 2003	285,000
Vested and issued	(10,416)
Restricted share rights surrendered as payment of minimum payroll taxes withheld	3,723
Granted	65,313

Balance at September 30, 2004	343,620

Treasury Stock

During the nine months ended September 30, 2004, we did not repurchase any shares of our common stock.

Stock Option Plans

The following table shows the activity under our stock option plans:

	Number of Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2002 (1,273,850 exercisable at $18.51 weighted-average price per share)	1,667,199	2,932,887	$14.67
Granted	(1,345,490)	1,345,490	6.77
Exercised	—	(35,670)	4.89
Canceled	923,087	(923,087)	14.84
Restricted share rights	(285,000)	—	—
Restricted stock canceled	111,945	—	—
Expired	(21,767)	—	26.25

Balance at December 31, 2003 (1,282,769 exercisable at $16.60 weighted-average price per share)	1,049,974	3,319,620	11.46
Granted	(284,000)	284,000	5.93
Exercised	—	(18,379)	5.26
Canceled	576,942	(576,942)	13.31
Restricted share rights	(65,313)	—	—
Expired	(8,320)	—	14.57

Balance at September 30, 2004 (1,488,956 exercisable at $13.47 weighted-average price per share)	1,269,283	3,008,299	$10.62

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

We have established two irrevocable letters of credit with Wells Fargo Bank, N.A. as security for real property leases; one in the amount of $0.4 million and one in the amount of $0.2 million. These letters of credit remained outstanding as of September 30, 2004 and are collateralized by two certificates of deposit, which are classified as other assets in the Condensed Consolidated Balance Sheets. In the first quarter 2004, $3.6 million of cash was placed in escrow to fund various future lease payments for the period October 1, 2006 through September 30, 2008 as discussed in Note 3 above. The funds held in escrow are classified as restricted cash in the Condensed Consolidated Balance Sheets as of September 30, 2004.

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

Under the terms of our enterprise software applications license agreements and certain other sales agreements with our customers, in the event the software, products or services sold infringe upon any patent, copyright, trademark or any other proprietary right of a third party, we must indemnify our customer and licensees against any loss, expense or liability from any damages that may be awarded against its customer. In the event our customer cannot use the software or service due to infringement and we cannot obtain the right to use, replace or modify the license, product or service in a commercially feasible manner so that it no longer infringes, we may terminate the license and agreement and provide our customer a pro-rata refund of the fees paid by our customer for the infringing license, product or service. The agreements typically do not stipulate a maximum liability that can be incurred under the indemnification. We believe the estimated fair value of these indemnification agreements is minimal. No liability associated with this indemnification has been recorded.

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

In the second and fourth quarters of 2004, respectively, we were notified by two customers of contract disputes that could potentially result in litigation. We have not yet been able to estimate our potential exposure, nor do we know the probability of an unfavorable outcome; therefore, no liability has been recorded. However, settlement of the contract disputes could have a material impact on our results of operations and financial position

8. MERGERS & ACQUISITIONS

After entering into a merger agreement with JDA Software Group, Inc. (JDA) on June 17, 2004, we received unsolicited proposals from five bidders to acquire all of the outstanding shares of QRS. After receipt of each of these acquisition proposals, the QRS Board of Directors determined that QRS could engage in discussions with and furnish information to each potential acquirer in compliance with the JDA merger agreement. Thereafter, we engaged in extensive negotiations and due diligence with each potential acquirer prior to determining that the proposed merger with Inovis International, Inc. (Inovis) was more favorable to QRS’ stockholders than the proposed merger with JDA from a financial point of view, taking into account all of the terms and conditions of the proposed merger with Inovis, the likelihood of completion of the proposed Inovis merger, and the financial, regulatory, legal and other aspects of the proposed Inovis merger.

On September 2, 2004, we entered into a merger agreement with privately-held Inovis, pursuant to which a wholly-owned subsidiary of Inovis will merge with and into QRS. Under the terms of the agreement, QRS stockholders will receive $7.00 in cash for each share of QRS common stock. Completion of the merger is subject to the approval of QRS stockholders and other conditions. A definitive proxy statement was mailed to stockholders and the Company has set the date for a special stockholders meeting on November 12, 2004. In September 2004, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to our proposed merger with Inovis. Upon completion of the merger, we will be required to pay $16 to $17 million comprised of executive compensation, employee termination costs, stock compensation, legal and other professional fees and other contingent liabilities. Additionally, under the terms of the agreement, we are required to maintain a balance of $15 million in cash and marketable securities as of the closing of the merger. There can be no assurance that the merger will be consummated. In the event that the merger agreement is terminated, under certain circumstances, we will be required to pay Inovis a termination fee of $3.75 million.

Included in non-operating activities during the third quarter 2004 is a $3.75 million termination fee paid to JDA related to QRS’ termination of the merger agreement entered into on June 17, 2004 with JDA. In addition, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included $0.7 million and $1.7 million of merger-related costs for the three and nine months ended September 30, 2004, respectively.

On November 4, 2004, due to the proposed merger with Inovis, QRS provided notification of termination to more than 100 employees, contingent upon the completion of the merger with Inovis. With respect to the affected employees, we are taking actions in compliance with the provisions of the federal Workers Adjustment and Retraining Notification (WARN) Act. Severance and benefit costs and obligations under the WARN Act, are expected to total between $9 and $10 million which we expect to pay by the third quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to those set forth under this Item, as well as those discussed elsewhere in this report and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

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
QRS Web Forms™
QRS Managed EC™
QRS Compliance Link™
QRS EDIINT Gateway™
Access Services
QRS Reveal™

Our Software Applications Solutions Group, which represented 28% of revenue in the third quarter 2004, supports product information management and data synchronization; as well as collaborative product planning, design, production and shipment. Software Applications include both enterprise software applications installed on customers’ computer systems and hosted applications installed on our computer systems.

Our Trading Community Management Solutions Group, which represented 50% of revenue in the third quarter 2004, allows retailers, vendors and their trading partners to exchange electronic business documents, such as purchase orders, invoices and advance ship notices. The newest solution in this group, QRS Reveal™, which was released for general availability during the third quarter 2004, offers transaction lifecycle visibility to proactively monitor business transactions across the trading community. These electronic transactions are conducted over a proprietary value-added network (VAN) or over the Internet.

Our Global Services Solutions Group, which represented 22% of revenue in the third quarter 2004, includes the collection, analysis and delivery of pricing, promotion and distribution information; software implementation and integration services; and technical support and training services for our various solutions.

Revenue from our traditional business, which includes our Trading Community Management Solutions Group and our QRS Catalogue™ product, totaled approximately 78% of our overall revenue in the third quarter 2004. This revenue is billed to customers on a month-to-month basis or under contractual arrangements generally ranging from one to three years.

During the third quarter 2004, we incurred a net loss of $2.5 million, compared to net income of $1.5 million reported in the second quarter 2004, primarily due to the $3.75 million termination fee that resulted from our termination of the merger agreement with JDA, and restructuring expenses of $0.3 million associated with the closure of our U.K. facility. Total revenue of $28.8 million in the third quarter 2004 decreased from $29.2 million reported in the second quarter 2004 and from $31.3 million reported in the third quarter 2003. The reduction in Trading Community Management revenue more than offset revenue growth in our Global Services solutions group. Our QRS Exchange™ revenue continued to be negatively impacted by industry trends such as customer consolidations, the migration of customers to internet protocols such as AS2, and competition from other providers of VAN-based services – factors that caused declines in both kilocharacter volume and the number of trading partnerships. Gross margin of 46% decreased from the 49% reported in the second quarter 2004, due to the contracted minimum costs of network services purchased from IBM, as well as a more significant share of revenue coming from lower margin products such as QRS Retail Intelligence ServicesSM.

After entering into a merger agreement with JDA Software Group, Inc. (JDA) on June 17, 2004, we received unsolicited proposals from five bidders to acquire all of the outstanding shares of QRS. After receipt of each of these acquisition proposals, the QRS Board of Directors determined that QRS could engage in discussions with and furnish information to each potential acquirer in compliance with the JDA merger agreement. Thereafter, we engaged in extensive negotiations and due diligence with each potential acquirer prior to determining that the proposed merger with Inovis International, Inc. (Inovis) was more favorable to QRS’ stockholders than the proposed merger with JDA from a financial point of view, taking into account all of the terms and conditions of the proposed merger with Inovis, the likelihood of completion of the proposed Inovis merger, and the financial, regulatory, legal and other aspects of the proposed Inovis merger.

On September 2, 2004, we entered into a merger agreement with privately-held Inovis International, Inc. (Inovis), pursuant to which QRS stockholders will receive $7.00 in cash for each share of QRS common stock. Completion of the merger is subject to the approval of QRS stockholders and other conditions. A definitive proxy statement was mailed to stockholders and the Company has set the date for a special stockholders meeting on November 12, 2004. The Federal Trade Commission has granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the proposed merger. Upon completion of the merger, we will be required to pay $16 to $17 million comprised of executive compensation, employee termination costs, stock compensation, legal and other professional fees and other contingent liabilities. Additionally, under the terms of the agreement, we are required to maintain a balance of $15 million in cash and marketable securities as of the closing of the merger. There can be no assurance that the merger will be consummated. In the event that the merger agreement is terminated, under certain circumstances, we will be required to pay Inovis a termination fee of $3.75 million. See Note 8 to the Condensed Consolidated Financial Statements.

Revenue and Cost of Revenue

The following table sets forth the revenue, cost of revenue, gross profit and gross margin for our three Solutions Groups for the three and nine months ended September 30, 2004 and 2003 (in thousands) and associated headcount information at September 30, 2004 and 2003:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2004	2003	$	%	2004	2003	$	%
Software Applications:
Revenues	$8,161	$8,333	$(172)	(2)%	$24,681	$24,803	$(122)	0%
Cost of revenues	2,197	2,351	(154)	(7)%	6,480	6,795	(315)	(5)%

Gross profit	$5,964	$5,982	$(18)	(0)%	$18,201	$18,008	$193	1%

Gross margin	73%	72%			74%	73%
Percentage of total revenues	28%	27%			28%	27%
Trading Community Management:
Revenues	$14,358	$16,857	$(2,499)	(15)%	$45,322	$49,859	$(4,537)	(9)%
Cost of revenues	7,719	7,955	(236)	(3)%	23,160	24,062	(902)	(4)%

Gross profit	$6,639	$8,902	$(2,263)	(25)%	$22,162	$25,797	$(3,635)	(14)%

Gross margin	46%	53%			49%	52%
Percentage of total revenues	50%	54%			51%	54%
Global Services:
Revenues	$6,305	$6,072	$233	4%	$18,531	$17,973	$558	3%
Cost of revenues	5,680	5,264	416	8%	16,253	15,753	500	3%

Gross profit	$625	$808	$(183)	(23)%	$2,278	$2,220	$58	3%

Gross margin	10%	13%			12%	12%
Percentage of total revenues	22%	19%			21%	19%
Total:
Revenues	$28,824	$31,262	$(2,438)	(8)%	$88,534	$92,635	$(4,101)	(4)%
Cost of revenues	15,596	15,570	26	(0)%	45,893	46,610	(717)	(2)%

Gross profit	$13,228	$15,692	$(2,464)	(15)%	$42,641	$46,025	$(3,384)	(7)%

Gross margin	46%	50%			48%	50%
Full-time headcount for customer support, operations and services	200	227	(27)	(12)%

Software Applications

The Software Applications Solutions Group includes QRS Catalogue™, a hosted application; and enterprise software applications, such as QRS Sourcing™. License revenue from our recently introduced QRS IMPACT™ and QRS QuickSync™ products is included in enterprise software applications. License and professional services revenues from QRS IMPACT™ and QRS QuickSync™ are recognized after each customer implementation is completed.

Software Applications revenue for the third quarter 2004 decreased $0.2 million, or 2%, from the second quarter 2004 and from the same period in the prior year. Revenue for the nine months ended September 30, 2004 was consistent with the same period one year ago. The decrease from the second quarter 2004 is mainly attributed to a decline in QRS Catalogue™ revenue resulting from price competition, despite sequential quarterly gains in the number of trading partners. The decrease in revenue from the third quarter 2003 was primarily due to the drop in enterprise software applications revenue. During the third quarter 2004, we recognized, using the percentage-of-completion methodology, the remaining license revenue from an existing enterprise software applications customer as the related professional services were completed.

For the third quarter 2004 and all periods presented, QRS Catalogue™ comprised the majority of revenue for the Software Applications Solutions Group. We expect that retailers will continue to reorganize their operations to reduce cost and improve efficiency. To the extent that such reorganizations reduce the number of their retail operations, the number of their trading partnerships could also be reduced, which, under our present pricing structure, would reduce QRS Catalogue™ revenue in future periods.

Gross margin for the Software Applications Solutions Group was 73% during the third quarter 2004, compared to 74% reported for the second quarter 2004 and 72% in the third quarter 2003. The decline in gross margin from the prior quarter was primarily due to the decrease in revenue, in conjunction with relatively flat customer support, enabling and data center costs, as well as the amortization of capitalized software costs associated with QRS Catalogue™.

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

Trading Community Management revenue for the third quarter 2004 was down $0.5 million, or 3%, from the second quarter 2004, driven specifically by declines in our Access Services and QRS Managed EC™ businesses. Revenue for the three and nine months ended September 30, 2004 declined $2.5 million, or 15%, and $4.5 million, or 9%, respectively, from the same periods in 2003, reflecting significant erosion in Data Exchange, Access Services and QRS Managed EC™ revenues.

Data Exchange revenue for the three and nine months ended September 30, 2004 decreased 10% and 3%, respectively, from the same periods one year ago due to declines in both kilocharacter volume and the number of trading partnerships, which resulted from customer consolidations, the migration of customers to newer technologies such as AS2, and competition from other providers of VAN-based services. We do not believe that the long-term pricing pressure has abated in our Data Exchange business. If in future periods we are required to reduce prices further, these reductions in our net revenue per kilocharacter may reduce our Trading Community Management revenue to the extent that pricing changes are not offset by increased unit volume or other factors.

The migration of customers to internet protocols continues to reduce revenue from leased lines and dial-up connectivity services. Access Services revenue for the third quarter 2004 decreased 16% from the prior quarter and 26% on a year-over-year basis. We expect further declines in Access Services revenue in future years as internet technologies continue to replace and lower the market price of these services.

Additionally, third quarter 2004 revenue from QRS Managed EC™ services targeted towards small- and medium-sized businesses declined 14% from the prior quarter and 34% on a year-over-year basis due to a decrease in the number of customers and revenue per customer.

Trading Community Management gross margin for the third quarter 2004 declined to 46% from 50% in the second quarter 2004 and 53% in the third quarter 2003. The downward trend in gross margin is primarily due to the decline in Access Services revenue, coupled with our usage of network services falling below specified minimum amounts per the terms of our contract with IBM. In addition, the continued decline in QRS Managed EC™ revenue more than offset reductions in personnel costs at our QRS Managed EC™ operations center. Other Trading Community Management cost of revenue components include: customer support services, including QRS Managed EC™ personnel; technical support personnel; and amortization of capitalized service and product development costs for technology used in our QRS Managed EC™ operations center and QRS Reveal™.

Global Services

The Global Services Solutions Group consists primarily of QRS Retail Intelligence ServicesSM; QRS Professional ServicesSM, mainly services provided to help our customers with the implementation of our licensed software products; and maintenance for our QRS Sourcing™ product, including post-contract support services for licensed software applications.

Global Services revenue for the third quarter 2004 increased $0.3 million, or 4%, from the second quarter 2004. Revenue for the three and nine months ended September 30, 2004 increased $0.2 million, or 4%, and $0.6 million, or 3%, respectively, over the same periods in the prior year primarily resulting from growth in our QRS Retail Intelligence ServicesSM business. QRS Retail Intelligence ServicesSM revenue of $5.7 million in the third quarter 2004 increased 8% from the $5.3 million reported in the second quarter 2004 and 15% from the $5.0 million reported in the third quarter 2003. These improvements were offset by a decline in QRS Professional ServicesSM revenue and software maintenance revenue associated with our QRS Sourcing™ product, which we expect will continue to decline.

Cost of revenue for Global Services consists primarily of outsourcing costs for QRS Retail Intelligence ServicesSM field personnel and payroll for software application consultants and technical support personnel for our licensed software applications. Global Services gross margin declined to 10% in the third quarter 2004, compared to 14% for the second quarter 2004 and 13% in the third quarter 2003. The field personnel costs, including overtime, travel and hand-held scanner equipment, required for the expansion of our QRS Retail Intelligence ServicesSM business to new and existing customers contributed to the majority of the decrease in gross margin over the prior quarter and the third quarter of the prior year.

Operating Expenses

The following table sets forth operating expenses (in thousands) and the related percentages of total revenue for the three and nine months ended September 30, 2004 and 2003 and associated headcount information at September 30, 2004 and 2003:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	% of Revenues	2003	% of Revenues	2004	% of Revenues	2003	% of Revenues
Operating expenses:
Sales and marketing	$4,515	16%	$5,258	17%	$15,847	18%	$16,058	17%
Service and product development	2,615	9%	3,198	10%	8,491	10%	9,356	10%
General and administrative	4,510	16%	4,654	15%	14,361	16%	13,796	15%
Settlement of deferred acquisition payment	—	—	—	—	(600)	(1)%	—	—
Amortization of other intangible assets	93	0%	800	3%	279	0%	2,488	3%
Restructuring Expenses	331	1%	5,279	17%	331	0%	5,279	6%

Total operating expenses	$12,064	42%	$19,189	61%	$38,709	44%	$46,977	51%

Full-time headcount:
Sales and marketing	82		96
Service and product development	96		117
General and administrative	59		69

Operating expenses for the third quarter 2004 were down $0.8 million, or 6%, from the second quarter 2004, due primarily to a $0.5 million reduction in payroll related costs and a $0.4 million benefit resulting from the favorable resolution of various payroll tax-related items, offset by $0.3 million in restructuring expenses associated with the closure of our U.K facility.

Operating expenses for the three months ended September 30, 2004 declined by $7.1 million, or 37%, on a year-over-year basis. Factors contributing to the three month period decline included a $1.0 million decrease in payroll related costs (primarily wages, employer contributions to the 401(k) plan and recruitment), a $4.9 million decrease in restructuring expenses and a $0.7 million decrease in amortization expense resulting from the fourth quarter 2003 impairment of intangible assets.

Operating expenses for the nine months ended September 30, 2004 declined by $8.3 million, or 18%, on a year-over-year basis. Factors contributing to the nine month period decline included a $1.8 million decrease in payroll related costs (primarily employee benefits, employer contributions to the 401(k) plan and recruitment), a $4.9 million decrease in restructuring expenses, a $2.2 million reduction in amortization expense resulting from the fourth quarter 2003 impairment of intangible assets, and the benefit of $0.6 million due to a favorable legal settlement related to a deferred acquisition payment, offset by $1.7 million of merger-associated costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs in our sales and marketing organizations as well as the costs of various marketing programs. At September 30, 2004, we had 67 full-time employees in our sales organization, comprised of 61 employees located in North America and 6 employees located in Europe, primarily in the United Kingdom.

For the third quarter 2004, sales and marketing expenses were down $0.5 million, or 11%, from the second quarter 2004, and $0.7 million, or 14%, from the third quarter 2003. The decrease from the second quarter 2004 is attributable to a drop in payroll related costs of $0.5 million resulting from decreased commissions to sales personnel and lower wages stemming from headcount attrition. Compared to the third quarter 2003, payroll and travel costs declined by $0.5 million as headcount decreased by 14, and marketing expenditures dropped by $0.1 million.

Sales and marketing expenses for the nine months ended September 30, 2004 decreased $0.2 million, or 1%, from the same period in 2003. The year-over-year savings primarily included $0.6 million in payroll related, travel and meeting costs and $0.2 million in marketing expenses, which were offset by $0.5 million in additional consulting expenses from projects focused on our solution selling capability and product strategy.

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

We review service and product development expenses, capitalized costs and licensed technology on a combined basis in order to measure our investment in new and existing products. The following table sets forth (in thousands) total service and product development expenditures for the three months ended September 30, 2004, June 30, 2004, and September 30, 2003:

	Three Months Ended
	September 30, 2004	June 30, 2004	September 30, 2003
Service and product development	$2,615	$2,701	$3,198
Capitalized service and product development	1,427	1,389	1,332

Total service and product development expenditures	$4,042	$4,090	$4,530

Total spending on service and product development in the third quarter 2004 was consistent with the prior quarter. On a year-over-year basis, total spending decreased by $0.5 million, or 11%, primarily resulting from the decline in payroll related and travel costs of $0.4 million as headcount dropped by 21 mainly attributed to the closure of our Wakefield, Massachusetts facility in the third quarter 2003.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and the related costs of our administrative organizations, such as finance, legal, human resources and management information systems, as well as professional fees and other costs.

General and administrative expenses for the third quarter 2004 were down $0.5 million, or 10%, from the second quarter 2004 and $0.1 million, or 3%, from the third quarter 2003. The decrease from the second quarter 2004 is attributable to the $0.4 million benefit resulting from the favorable resolution of various payroll tax-related items. On a year-over-year basis, in addition to the $0.4 million tax benefit previously described, we incurred savings in the areas of payroll and travel costs of $0.4 million as headcount decreased by 10, consulting expenses of $0.1 million, and hardware and software expenses of $0.1 million. These cost reductions were offset by $0.8 million in increased legal, accounting and other professional fees associated with merger activities as well as the review and testing of our material internal controls systems, processes and procedures in compliance with the requirements of Sarbanes-Oxley Regulation 404.

General and administrative expenses for the nine months ended September 30, 2004 increased $0.6 million, or 4%, over the same period a year ago primarily resulting from $1.7 million in legal, accounting and other professional fees associated with merger activities and $0.2 million of restructuring expense associated with our Wakefield, Massachusetts facility. These costs more than offset the $1.3 million reduction in payroll related, travel and consulting expenses.

Settlement of Deferred Acquisition Payment

Operating expenses for the nine months ended September 30, 2004 include a benefit of $0.6 million resulting from the April 2004 settlement of litigation surrounding our acquisition of Image Info in 2000. In order to avoid further litigation, we entered into a settlement agreement under which we paid $1.9 million during the second quarter 2004 to settle all claims made by the former shareholders of Image Info. The $1.9 million settlement was less than the $2.5 million liability classified as deferred acquisition payment in the Condensed Consolidated Balance Sheets as of December 31, 2003. The effect of this settlement on our liability was recorded in the first quarter 2004 operating results as a benefit of $0.6 million. See Note 7 to the Condensed Consolidated Financial Statements.

Amortization of Other Intangible Assets

Amortization of other intangible assets for the third quarter 2004 was $0.1 million, compared to $0.1 million in the second quarter 2004 and $0.8 million in the third quarter of 2003. The decrease in amortization expense from the third quarter of the prior year resulted primarily from the impairment of intangible assets that occurred in the fourth quarter 2003.

Restructuring Expenses

As part of our 2001 restructuring activities, we made certain estimates of sublease income on the vacated facility adjacent to our corporate headquarters in Richmond, California; however, due to a prolonged difficult real estate market in the Bay Area, those original estimates proved optimistic. As a result, during 2003 we began reevaluating our assumptions surrounding our sublease loss accrual, including discussions with our landlord to renegotiate the terms of our lease. We recorded a $3.7 million restructuring expense for the year ended December 31, 2003 based on the terms of a non-binding Letter of Intent with the landlord to reduce the term of the lease and our total cash commitments over the remaining life of the lease. During January 2004, we finalized agreements with our landlord to sublet the facility to an affiliate of our landlord and reduce our total cash commitments over the remaining life of the lease by $6.4 million. The sublease agreement for full contract rent and operating expenses from October 1, 2008 through the lease termination on June 30, 2011 is collateralized by a $4.0 million Deed of Trust. The agreements with our landlord required us in the first quarter 2004 to deposit $3.6 million of base rent for the period October 1, 2006 through September 30, 2008 in an escrow account for disbursement over the related rental period. The funds held in escrow are classified as restricted cash in the Condensed Consolidated Balance Sheets as of September 30, 2004. Under the terms of the agreements with our landlord, we also settled a $0.8 million common area maintenance obligation related to our headquarters facility for $0.2 million that we paid during the first quarter of 2004. The remaining $0.6 million liability was allocated between our headquarters facility and the vacated adjacent facility based on square footage. As a result, $0.3 million will be recognized ratably as a reduction in operating expenses over the remaining headquarters lease term and $0.3 million was reclassified from deferred rent and other liabilities to the sublease loss accrual for our vacant Richmond, California facility. We believe that the sublease loss accrual related to this facility as of September 30, 2004, assuming certain amounts of sublease income, will cover all of our revised obligations under the final agreements.

During 2003, we also completed a review of our overall cost structure with the goals of creating better alignment with our growth strategy and finding additional efficiencies. As a result, we centralized substantially all of our development team to our Richmond, California headquarters and streamlined other parts of our operations, primarily general and administrative services. These actions resulted in a restructuring charge of $1.9 million in the year ended December 31, 2003, consisting of $1.2 million related to the closure of our Wakefield, Massachusetts facility, $0.1 million related to the write-off of certain equipment and leasehold improvements and $0.7 million related to the severance of 43 employees located in Wakefield, Massachusetts; Richmond, California and New York, New York. During the third quarter 2004, we finalized an agreement with a third party to sublease our Wakefield, Massachusetts facility from October 1, 2004 through the term of the lease in June 2007. We recorded an additional restructuring charge of $0.2 million for the nine months ended September 30, 2004 to increase the sublease loss accrual to cover our revised obligations related to this facility.

During 2004, management reevaluated our strategy in Europe, primarily the cost of operating a facility in the U.K. Revenue generated from Europe fell below expectations and was insufficient to offset current operating expenses. As a result, we vacated the facility in August 2004 and settled the outstanding lease obligation with our landlord for $0.1 million. In addition, we incurred a restructuring charge during the third quarter 2004 of $0.2 million related to the abandonment and write-off of certain equipment and leasehold improvements. In October 2004, we terminated employment for four of the six remaining employees in Europe and expect to incur severance-related restructuring expenses during the fourth quarter 2004 of approximately $0.2 million.

The following is a summary of the restructuring liabilities from December 31, 2003 to September 30, 2004 (in thousands):

	2001 Restructuring Activities	2003 Restructuring Activities		2004 Restructuring Activities
	Facilities Closure (primarily Richmond, CA)	Severance (included in Accrued Compensation)	Facilities Closure (Wakefield, MA)	Facilities Closure (United Kingdom)	Total
Balance at December 31, 2003	$9,995	$246	$1,031	$—	$11,272
Restructuring expenses(1)	—	27	179	154	360
Cash payments	(2,052)	(270)	(420)	(154)	(2,896)
Adjustments(2)	336	(3)	28	—	361

Balance at September 30, 2004	$8,279	$—	$818	$—	$9,097

(1)	Restructuring expenses of $27,000 related to severance (associated with terminated employees who provided services from their notification of termination in the third quarter 2003 through their last day of employment on March 31, 2004) were included in service and product development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the first quarter 2004. Severance expenses were incurred ratably over the severance period. Restructuring expense of $179,000 related to the sublease loss accrual for our Wakefield, Massachusetts facility were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2004. Restructuring expenses of $154,000 related to early-termination of our lease in the U.K were included in restructuring expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the third quarter 2004, in combination with $177,000 associated with the write-off of certain equipment and leasehold improvements (not shown in the table above).

(2)	The adjustment to the restructuring liability in the first quarter 2004 was due to $0.3 million reclassified from deferred rent and other liabilities to the sublease loss accrual upon settlement of a common area maintenance obligation per the terms of the agreements with our landlord.

Based on the terms of the agreements with our landlord described above and actual subleases in effect on other properties, $2.7 million of the total facilities closure liability of $9.1 million has been classified as a current liability and the remaining $6.4 million has been classified as non-current with payments through 2008.

Operating Income (Loss)

Operating income of $1.2 million for the third quarter 2004 declined $0.3 million, or 21%, compared to the second quarter 2004 due primarily to rising costs of revenues in our Global Services Solutions Group and declining revenues in our Trading Community Management Solutions Group. On a year-over-year basis, operating income rose $4.7 million and $4.9 million, respectively, for the three and nine months ended September 30, 2004, due primarily to a decline in operating expenses comprised of significant reductions in restructuring charges and amortization expense and the $0.6 million benefit resulting from the favorable legal settlement of a deferred acquisition payment.

Interest Income

Interest income consists primarily of interest earned on cash, cash equivalents and marketable securities available-for-sale. Interest income of $0.1 million and $0.3 million for the three and nine months ended September 30, 2004 was comparable with the same periods in the prior year.

Merger Termination Fee

During the third quarter 2004, we paid $3.75 million to JDA related to QRS’ termination of its merger agreement with JDA. See Note 8 to the Condensed Consolidated Financial Statements.

Net Income (Loss) and Earnings (Loss) Per Share

Net loss for the third quarter 2004 was $2.5 million, or 16 cents per diluted share, compared to net income of $1.5 million in the second quarter 2004, or 9 cents per diluted share, resulting primarily from the $3.75 million merger termination fee described above. Net income for the nine months ended September 30, 2004 of $0.4 million, or 2 cents per diluted share, was also negatively impacted by the merger termination fee, but improved over the nine month period in 2003 due to the significant reduction in restructuring charges and amortization expense.

For information regarding the number of shares used to compute earnings (loss) per share, see Note 4 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities available-for-sale decreased to $29.3 million at September 30, 2004 from $38.1 million at December 31, 2003. The decline was due primarily to $3.6 million deposited into a restricted escrow account, $4.4 million of capitalized service and product development costs, and $3.0 million of purchased property, equipment and licensed technology, offset by positive cash flows from operations. Working capital decreased to $26.5 million at September 30, 2004 from $30.4 million at December 31, 2003 primarily due to the payment of the merger termination fee. Our days sales outstanding (DSOs) were 46 days at September 30, 2004, compared to 45 days at December 31, 2003 and 47 days at September 30, 2003.

Total assets of $66.4 million at September 30, 2004 decreased from $72.8 million at December 31, 2003. Total liabilities of $26.7 million at September 30, 2004 decreased from $34.3 million at December 31, 2003 due primarily to the settlement of a deferred acquisition payment and payments of corporate bonuses and other long-term obligations associated with facilities leases.

For the quarter ended September 30, 2004, we experienced a decline in revenue of 8% from the prior fiscal year. Our revenue may continue to decline and we may not be able to continue reducing our operating expenses in future periods. As a result, we may experience losses in future periods. During the third quarter 2004, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly as a result of decreases in customer demand or lack of acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized. To the extent that our operating results fall below our expectations, we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

We believe that cash, cash equivalents and marketable securities available-for-sale at September 30, 2004 and cash forecasted to be generated from future operations will be sufficient to continue funding capital expenditures and our planned technology investments for the next twelve months.

We expect our investment in the development of new applications and improvements to QRS Catalogue™ to occur throughout the year. During the fourth quarter of 2003, we licensed technology utilized in our QRS IMPACT™ product. We made cash payments for the licensed technology of $1.3 million in the fourth quarter 2003, $0.5 million in the first quarter 2004 and $0.5 million in the third quarter 2004. To the extent we license or acquire complementary technologies or businesses, which require additional cash utilization, we may seek to sell additional debt or equity securities, which may result in additional dilution to our stockholders. However, we cannot be certain that additional funding will be available on acceptable terms or at all.

As discussed in Restructuring Expenses above, during January 2004, we finalized agreements with our landlord to sublet the facility to an affiliate of our landlord and reduce our total cash commitments over the remaining life of the lease by $6.4 million. The sublease agreement for full contract rent and operating expenses from October 1, 2008 through the lease termination on June 30, 2011 is collateralized by a $4.0 million Deed of Trust. The agreements with our landlord required us in the first quarter 2004 to deposit $3.6 million of base rent for the period October 1, 2006 through September 30, 2008 in an escrow account for disbursement over the related rental period. The funds held in escrow are classified as restricted cash in the Condensed Consolidated Balance Sheets as of September 30, 2004. We believe that the sublease loss accrual related to this facility as of September 30, 2004, assuming certain amounts of sublease income, will cover all of our revised obligations under the final agreements.

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

As discussed in Note 8 to the Condensed Consolidated Financial Statements, on September 2, 2004, we entered into a merger agreement with privately-held Inovis, pursuant to which a wholly-owned subsidiary of Inovis will merge with and into QRS. Under the terms of the agreement, QRS stockholders will receive $7.00 in cash for each share of QRS common stock. Completion of the merger is subject to the approval of QRS stockholders and other conditions. A definitive proxy statement was mailed to stockholders and the Company has set a date for a special stockholders meeting on November 12, 2004. In September 2004, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to our proposed merger with Inovis. Upon completion of the merger, we will be required to pay $16 to $17 million comprised of executive compensation, employee termination costs, stock compensation, legal and other professional fees and other contingent liabilities. Additionally, under the terms of the agreement, we are required to maintain a balance of $15 million in cash and marketable securities as of the closing of the merger. There can be no assurance that the merger will be consummated. In the event that the merger agreement is terminated, under certain circumstances, we will be required to pay Inovis a termination fee of $3.75 million.

We have no plans to pay dividends with respect to our common stock in the foreseeable future.

At September 30, 2004, future payments under contractual obligations are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$97	$97	$—	$—	$—
Operating Lease Commitments(1)	26,343	6,098	10,834	7,166	2,245
Vendor Commitments	10,233	10,233		—	—

Total	$36,673	$16,428	$10,834	$7,166	$2,245

(1)	Minimum lease commitments for vacant facilities that are available for sublease are included in these amounts. Income to be received from subleased real property is excluded from these amounts.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-06. Issue 03-06 addressed a number of questions regarding the computation of earnings (loss) per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of such companies when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. Issue 03-06 is effective for the first fiscal period beginning after its issuance. During the quarter ended June 30, 2004, we adopted Issue 03-06 and the adoption did not have any material effect on our calculation of EPS.

On March 31, 2004, the FASB issued an exposure draft entitled “Share-Based Payment” to amend FAS 123, “Accounting for Stock-Based Compensation” and FAS 95, “Statement of Cash Flows.” The proposed standard’s effective date will apply to awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. This proposed standard would eliminate the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This exposure draft would require us to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. The equity-based compensation expense is recognized ratably over the vesting period beginning with the grant date. Currently, we disclose the pro forma net income (loss) and related pro forma earnings (loss) per share information in accordance with FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Costs-Transition and Disclosure.” We continue to evaluate the impact that the exposure draft will have on our financial position and results of operations.

RISKS AND UNCERTAINTIES RELATING TO OUR BUSINESS

Set forth below and elsewhere in this report are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

Our business and results of operations may be affected by our announced merger agreement with Inovis

On September 2, 2004, we entered into a merger agreement with privately-held Inovis. The announcement of the merger agreement could cause our customers to delay, defer, or cancel purchases of our services and software pending consummation of the planned merger with Inovis. While we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our services and software due to potential uncertainty about the future of our business or the direction of the combined company’s product offerings and its support and service of existing products. If our customers delay or cancel purchases of our services and software as a result of the announcement of the merger agreement with Inovis, our results of operations would be negatively affected.

In addition, planning for the merger with Inovis has and may continue to divert some of our management’s attention away from the day-to-day operation of the business. The diversion of management’s attention may adversely affect our financial results.

The announcement of the merger has distracted our employees and may also cause them to seek other employment opportunities. Since the announcement of the merger agreement, our employee attrition rate has exceeded our historical rates. To the extent our employees are less focused and we are not able to retain our key employees, employee productivity may decline and our business and results of operations may be adversely affected.

If the proposed merger with Inovis is not consummated, our stock price and future business and operations could be harmed.

There are many conditions to Inovis’ and QRS’ obligations to complete the merger, many of which are beyond Inovis’ and our control. In addition, each party has the right to terminate the merger agreement under various circumstances, which includes our right to terminate the merger agreement, upon payment to Inovis of a termination fee, to accept an acquisition proposal that our Board of Directors has determined is superior to the merger with Inovis.

If the proposed merger with Inovis is not consummated, QRS may be subject to the following risks:

•	the price of our common stock may change to the extent that the current market prices of our common stock reflect an assumption that the merger will be completed, or in response to other factors;

•	our costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed;

•	under some circumstances, we may be required to pay Inovis a termination fee of $3.75 million in connection with the termination of the merger agreement;

•	there may be substantial disruption to our business and distraction of our workforce and management team, and some of our employees may have already left QRS in response to the pending merger;

•	we would fail to derive the benefits expected to result from the merger; and

•	we may be subject to litigation related to the merger.

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

During the first nine months of 2004, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly as a result of decreases in customer demand, pricing pressures, lack of acceptance of our future products, or additional restructuring expenses, our ability to generate positive cash flow from operations may be jeopardized. As a result, we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

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

To maintain and grow our revenue, part of our strategy is to introduce new products and services. Our product development and testing efforts have required, and are expected to continue to require, substantial investments. We may not generate from operations or raise from third parties sufficient funds to continue to make the necessary investments in technology. For instance, at the end of 2003, we stopped selling QRS Insight due to a lack of sales. QRS Insight was launched in January 2003 and allowed companies to monitor, escalate and resolve supply chain problems in real-time. While we launched QRS IMPACT™, QRS QuickSync™ and QRS Reveal™ during the first nine months of this year, and to date four customers have signed contracts for these products, there is no assurance that these new products will be commercially successful or that the potential customer leads will result in actual sales. In addition, we may not successfully identify new software applications, or bring new software to market in a timely and efficient manner. If we are unable to develop or introduce new and enhanced software in a timely manner, we may lose existing customers to our competitors and fail to attract new customers, which may adversely affect our performance and results of operations.

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

While we purchase network connectivity and electronic commerce-related services from IBM, a portion of the connectivity services purchased under our agreement with IBM are actually provided by AT&T. IBM and AT&T are free to compete against us, and either of them may compete with us now or in the future. If IBM, AT&T or any other entity markets IBM Information Exchange or BES-IT services to the retail industry or directly to our customers, or permits one or more of our competitors to use and remarket IBM’s Information Exchange or BES-IT services to the retail industry, it could adversely affect our business, financial condition and results of operations. Recently a majority shareholder of Global eXchange Services (GXS), one of our competitors, announced that it has signed a definitive agreement to acquire the IBM Information Exchange and BES-IT services. If such acquisition is consummated, this may adversely affect existing and potential customers’ decisions in the future to use our services.

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

We are currently reviewing and testing our material internal control systems, processes and procedures in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. If the proposed merger with Inovis is not consummated, we may not be able to comply with all of the requirements imposed by Section 404.

Sarbanes-Oxley Section 404 requires us to review and test our material internal control systems, processes and procedures to ensure compliance. Due to the proposed merger with Inovis, among other reasons, we have recently experienced a loss of employees and have realigned job responsibilities. These events are changing how transactions are processed and/or the functional areas or locations responsible for the transaction processing. If the proposed merger with Inovis is not consummated, we will need to continue to expend significant resources in developing the necessary documentation and testing procedures required by Section 404, and there is a risk that we will not be able to comply with all of the requirements imposed by Section 404 on a timely basis. There can be no assurance that our review and testing of material internal control systems, processes and procedures will not result in the identification of significant control deficiencies or result in an adverse opinion from our independent auditors.

We may not be successful in achieving or maintaining acceptance of our products and services in segments adjacent to the general merchandise and apparel segment, which could have a material adverse effect on our business and results of operations.

We have less expertise and experience with the non-general merchandise and apparel (non-GMA) retail segments, which could lead to difficulty obtaining market acceptance of our products and services. Customers in these non-GMA target segments may have different requirements than our traditional customers in the general merchandise and apparel segment for which many of our products and services were initially developed. In addition, we may need to adopt or adapt to new technologies in order to address the requirements of customers in these non-GMA target segments, and we may be unable to do so. Many of our competitors and potential competitors in these non-GMA target segments have longer operating histories, greater brand recognition and larger customer bases in these segments. We do not know if customers in these segments will prefer our products and services to other products and services available to them. If we are unable to establish a sufficient base of customers in these non-GMA target segments, our efforts may not result in expected or any revenue from these segments, and our ability to sell our products and services to additional customers in those segments may be significantly reduced.

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

The table below presents principal amounts and related weighted-average interest rates due by date of maturity for the marketable securities. Our guidelines do not permit investments with maturities in excess of 24 months. At September 30, 2004, the weighted-average maturity of the marketable securities portfolio was 167 days.

(in thousands)	Maturity 2004	Maturity 2005	Total	Fair Value at September 30, 2004
Governmental Agencies	$230	$1,471	$1,701	$1,695
Corporations	206	—	206	259

Total	$436	$1,471	$1,907	$1,954

Weighted-average interest rate	1.23%	1.69%	1.59%	1.59%

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

(c) Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report from management in its Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the required timeframe, we have been conducting a process to document and evaluate our internal controls over financial reporting since 2003. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

To date, we have identified certain gaps in the documentation and design of internal controls with respect to specific operations processes which we are currently remediating.

If the proposed merger with Inovis is consummated, we will not be obligated to comply with the requirements of Section 404 by the December 31, 2004 deadline.

Due to the proposed merger with Inovis, among other reasons, we have recently experienced a loss of employees and have realigned job responsibilities. These events are changing how transactions are processed and/or the functional areas or locations responsible for the transaction processing. If the proposed Inovis merger is not consummated, given the risks inherent in the design and operation of internal controls over financial reporting as well as the recent organizational and procedural changes resulting from the proposed Inovis merger, we can provide no assurance as to our ability to comply with all of the requirements of Section 404 by the December 31, 2004 deadline, nor can we provide assurance as to our, or our independent auditor’s, conclusions on the effectiveness of our internal controls over financial reporting at December 31, 2004.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of September 2, 2004, by and among the Company, Inovis International, Inc. and EDI Merger Corp., including the form of Voting Agreement attached as Exhibits A (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated September 3, 2004).

4.5	Third Amendment to the Rights Agreement, dated as of September 2, 2004, between the Company and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.4 to the Company’s Amendment No. 3 to Registration Statement on Form 8-A/A filed with the Securities Exchange Commission on September 3, 2004 – Commission file number 000-21958).

31.1	Form of Rule 13a-14(a) Certification

31.2	Form of Rule 13a-14(a) Certification

32.1	Section 1350 Certification

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QRS CORPORATION

Date: November 9, 2004	/s/ ELIZABETH A. FETTER
Elizabeth A. Fetter President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2004	/s/ DAVID B. COOPER, JR.
David B. Cooper, Jr. Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)